Form 10-Q
period 2007-06-30
Sucampo Pharmaceuticals, Inc.
filed 2007-08-22
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33609

SUCAMPO PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3929237
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4520 East-West Highway, Suite 300 Bethesda, MD 20814	(301) 961-3400
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of “accelerated and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☐   Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 21, 2007, there were 15,538,518 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$7,635	$22,481
Short-term investments	29,375	29,399
Accounts receivable	42,477	3,566
Income taxes receivable	2,362	2,355
Deferred tax assets, net	14	1,612
Prepaid expenses and other current assets	4,702	536

Total current assets	86,565	59,949
Restricted cash	218	213
Property and equipment, net	1,621	343
Deferred tax assets — noncurrent, net	520	3,289
Deposits and other assets	167	3,290

Total assets	$89,091	$67,084

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,089	$2,391
Accrued expenses	9,884	5,410
Deferred revenue — current	578	11,517
Income taxes payable	3,463	—
Other liabilities — related parties	4,075	—
Other current liabilities	—	8

Total current liabilities	21,089	19,326
Deferred revenue, net of current portion	8,909	9,192
Other liabilities	170	33

Total liabilities	30,168	28,551

Commitments (Note 7)
Stockholders’ equity:
Series A Convertible Preferred Stock, $0.01 par value; 10,000 shares authorized; 3,780 shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006	20,288	20,288
Class A Common Stock, $0.01 par value; 75,000,000 shares authorized; 8,799,385 shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006	88	88
Class B Common Stock, $0.01 par value; 75,000,000 shares authorized; 26,191,050 shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006	262	262
Additional paid-in capital	47,626	41,555
Accumulated other comprehensive loss	(375)	(294)
Accumulated deficit	(8,966)	(23,366)

Total stockholders’ equity	58,923	38,533

Total liabilities and stockholders’ equity	$89,091	$67,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
				(Restated)

Revenues:
Research and development revenue	$38,087	$9,700	$47,453	$32,141
Contract revenue	—	—	—	1,500
Collaboration revenues	37	37	74	74
Contract revenue — related parties	114	104	230	133
Product royalty revenue	9,562	4,485	11,871	4,485
Co-promotion revenue	1,134	1,106	2,267	1,267

Total revenues	48,934	15,432	61,895	39,600

Operating expenses:
Research and development	7,348	3,424	13,294	9,545
General and administrative	13,802	5,233	16,635	8,200
Selling and marketing	3,725	3,057	6,957	4,005
Milestone royalties — related parties	1,500	—	1,500	1,250
Product royalties — related parties	1,700	967	2,111	967

Total operating expenses	28,075	12,681	40,497	23,967

Income from operations	20,859	2,751	21,398	15,633
Non-operating income (expense):
Interest income	471	661	795	967
Interest expense	—	(60)	(4)	(80)
Other income, net	42	123	40	262

Total non-operating income, net	513	724	831	1,149

Income before income taxes	21,372	3,475	22,229	16,782
Income tax provision	(7,489)	—	(7,829)	—

Net income	$13,883	$3,475	$14,400	$16,782

Net income per share (Note 4):
Basic net income per share	$0.40	$0.10	$0.41	$0.50

Diluted net income per share	$0.39	$0.10	$0.41	$0.49

Weighted average common shares outstanding — basic	34,990	34,939	34,990	33,761

Weighted average common shares outstanding — diluted	35,505	35,256	35,505	34,078

Comprehensive income:
Net income	$13,883	$3,475	$14,400	$16,782
Other comprehensive loss:
Foreign currency translation	(101)	(183)	(81)	(188)

Comprehensive income	$13,782	$3,292	$14,319	$16,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

								Accumulated
	Series A Convertible		Class A		Class B		Additional	Other
	Preferred Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2006	3,780	$20,288	8,799,385	$88	26,191,050	$262	$41,555	$(294)	$(23,366)	$38,533
Stock-based compensation (unaudited)	—	—	—	—	—	—	6,071	—	—	6,071
Foreign currency translation (unaudited)	—	—	—	—	—	—	—	(81)	—	(81)
Net income (unaudited)	—	—	—	—	—	—	—	—	14,400	14,400

Balance at June 30, 2007 (unaudited)	3,780	$20,288	8,799,385	$88	26,191,050	$262	$47,626	$(375)	$(8,966)	$58,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006
		(Restated)

Cash flows from operating activities:
Net income	$14,400	$16,782
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	60	34
Deferred tax provision	4,367	—
Stock-based compensation	6,071	2,654
Changes in operating assets and liabilities:
Accounts receivable	(38,911)	(6,167)
Deposits and other assets	—	(85)
Prepaid expenses and other current assets	(224)	(921)
Accounts payable	659	1,216
Accrued expenses	4,321	3,015
Income taxes payable and receivable, net	3,454	(3,146)
Deferred revenue	(11,234)	(12,458)
Other liabilities — related parties	4,075	—
Other liabilities	138	(1,472)

Net cash used in operating activities	(12,824)	(548)

Cash flows from investing activities:
Investments in restricted cash	(5)	—
Purchases of short-term investments	—	(108)
Proceeds from the sale and maturities of short-term investments	24	25
Purchases of property and equipment	(1,340)	(106)

Net cash used in investing activities	(1,321)	(189)

Cash flows from financing activities:
Issuance of common stock, net of offering costs	—	23,896
Payments of capitalized IPO costs	(632)	(1,324)
Issuance of notes payable — related parties	—	1,200
Payments on notes payable — related parties	—	(4,754)

Net cash (used in) provided by financing activities	(632)	19,018

Effect of exchange rates on cash and cash equivalents	(69)	(43)
Net (decrease) increase in cash and cash equivalents	(14,846)	18,238
Cash and cash equivalents at beginning of period	22,481	17,436

Cash and cash equivalents at end of period	$7,635	$35,674

Supplemental cash flow disclosures:
Cash paid for interest	$4	$90

Income tax payments made	$—	$3,145

Supplemental disclosure of non-cash financing activities:
Capitalized IPO costs included in accounts payable and accrued expenses	$195	$837

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc. (SPI), was incorporated in the State of Delaware on December 5, 1996 and is headquartered in Bethesda, Maryland. On May 23, 2006, SPI’s Board of Directors approved a transaction to have SPI acquire the capital stock of its affiliated European and Asian operating companies, Sucampo Pharma Europe, Ltd. (SPE) and Sucampo Pharma, Ltd. (SPL). On September 28, 2006, SPI completed this reorganization transaction and acquired the capital stock of SPE and SPL. The reorganization was accounted for as a merger of companies under common control, and accounted for at historical cost as of the earliest period presented. Hereinafter, SPI, SPE and SPL are referred to collectively as the “Company.” The financial information of these three entities is presented in these condensed consolidated financial statements. The Company is an emerging pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostone technology.

The Company is a member of a group of affiliated companies (Affiliates) in which the Company’s founders and controlling stockholders own directly or indirectly the majority holdings. Currently, one of the Company’s founders is a member of some of the Affiliates’ Boards and serves as the Chief Executive Officer and Chief Scientific Officer of the Company (see Note 9).

In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for its first product, AMITIZA® (lubiprostone), to treat chronic idiopathic constipation (Constipation) in adults. Commercialization of AMITIZA began in April 2006 throughout the United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-135133), which was declared effective by the SEC on August 2, 2007. The financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 and June 30, 2006 is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of SPI and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Initial Public Offering

In August 2007, the Company consummated its initial public offering, consisting of 3,125,000 shares of class A common stock sold by the Company and 625,000 shares sold by a stockholder of the Company, at a public offering price of $11.50 per share, resulting in net proceeds to the Company of approximately $28.4 million (after deducting payment of underwriters discounts, commissions, and expenses of the offering). In connection with the initial public offering, the Company implemented an 8.5-to-one stock split of the Company’s common stock in the form of a stock dividend. This stock dividend was effective July 12, 2007. All historical common stock and per share common stock information has been retroactively restated to reflect this stock split. Preferred stock information has not been changed except to reflect the modification of the conversion ratio to 850-to-one, after giving effect to this stock split. In connection with this stock split, the Company amended its certificate of

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

incorporation to increase the authorized number of shares of class A common stock to 75,000,000 and the authorized number of shares of class B common stock to 75,000,000. Upon consummation of the initial public offering, all shares of the Company’s series A Preferred Stock were converted into an aggregate of 3,213,000 shares of class A common stock.

Capital Resources

The Company has a limited operating history and its expected activities will necessitate significant uses of working capital throughout 2007 and beyond. The Company’s capital requirements will depend on many factors, including the successful sales of AMITIZA, research and development efforts to develop new products, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s new products by physicians and patients. The Company plans to continue financing operations in part with cash received from its initial public offering and from its joint collaboration and license agreement and the supplemental agreement entered into with Takeda Pharmaceutical Company Limited (Takeda) (see Note 10).

2.	Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company has restated its previously issued condensed consolidated financial statements and related footnotes for the six months ended June 30, 2006, as set forth in these condensed consolidated financial statements. The Company has restated its condensed consolidated financial statements to correct an error in accounting for the revenue recognition of the collaboration and license agreements with Takeda. All amounts in these condensed consolidated financial statements have been updated to reflect this restatement.

Description of Errors

The Company identified an error at its operating company in the United States. This error originated in the fourth quarter of 2004 and continued throughout 2005 and part of 2006. The identification of this error occurred as a result of the Company evaluating its assumptions under Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), in accounting for arrangements with multiple deliverables that require significant judgment and estimates.

The Company reassessed whether each of its required deliverables under the 16-year joint collaboration and license agreement with Takeda (Takeda Agreement), which was executed in October 2004, had value to Takeda on a stand-alone basis and whether there is objective and reliable evidence of the fair value of each of those deliverables. This reassessment determined that the previous assessment of a single unit of accounting for the deliverables under the Takeda Agreement was not appropriate. In addition, the Company determined that the substantive milestone method was not appropriate to account for the cash payments received from Takeda related to the Company completing these required deliverables and a time-based model would be more appropriate to account for such cash payments from Takeda. Accordingly, in the restated condensed consolidated financial statements for the six months ended June 30, 2006, the Company reduced the milestone revenue and increased research and development revenue. As a result, total revenues increased by approximately $4.9 million for the six months ended June 30, 2006.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of the restatement adjustments on the affected line items in the previously reported condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2006. The restatement adjustments did not affect the overall cash (used in) provided by operating, investing or financing activities or the effect of exchange rates on cash and cash equivalents in the condensed consolidated statements of cash flows for six months ended June 30, 2006.

Impact on Condensed Consolidated Statement of Operations and Comprehensive Income Items

	Six Months Ended June 30, 2006
	As Reported	Adjustment	Restatement
(In thousands, except per share data)

Collaboration revenue	$—	$74	$74
Milestone revenue	20,000	(20,000)	—
Research and development revenue	6,850	25,291	32,141
Contract revenue	2,119	(619)	1,500
Co-promotion revenue	1,106	161	1,267
Total revenues	34,693	4,907	39,600
General and administrative expenses	8,268	(68)	8,200
Selling and marketing expenses	3,808	197	4,005
Income from operations	10,856	4,777	15,633
Income before income taxes	12,005	4,777	16,782
Net income	12,005	4,777	16,782
Basic net income per share	0.36	0.14	0.50
Diluted net income per share	0.35	0.14	0.49
Comprehensive income	11,817	4,777	16,594

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

For the purpose of the condensed consolidated balance sheets and statements of cash flows, cash equivalents include all highly liquid investments with an original maturity date or remaining maturity date at time of purchase of three months or less.

Restricted Cash

Restricted cash consists of approximately $218,000 and $213,000 at June 30, 2007 and December 31, 2006, respectively, of cash securing a letter of credit related to the Company’s new headquarters lease agreement dated December 18, 2006 (see Note 7). This letter of credit renews automatically each year and is required until the lease expires on February 15, 2017.

Short-term Investments

Short-term investments consist entirely of auction rate securities and a money market account. The Company’s investments in these securities are classified as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Although the auction rate securities have variable interest rates which typically reset every 7 to 35 days, they have long-term contractual maturities, spanning from September 1, 2024 to April 1, 2040, which is why they are not classified as cash equivalents. These investments are classified within current assets because the Company has the

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

ability and the intent to liquidate these securities if needed within a short-term time period. These available-for-sale securities are accounted for at fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive loss in stockholders’ equity. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short-term investments are amortized or accreted to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on sale of short-term investments.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities.

Accounts Receivable

Accounts receivable include amounts due under the joint collaboration and licensing agreement with Takeda (see Note 10). The Company did not record an allowance for doubtful accounts at June 30, 2007 or at December 31, 2006 because it believes that its accounts receivable are fully collectible and it does not have a history of credit losses or write-offs of its accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and consist of computer and office machines, furniture and fixtures and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Computer and office machines are depreciated over four years and furniture and fixtures are depreciated over seven years. Leasehold improvements are amortized over the shorter of five years or the life of the lease. Significant additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to earnings as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in earnings.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include capitalized costs incurred for the Company’s initial public offering, which was recorded as a current asset because the initial public offering was completed within twelve months from June 30, 2007. As of June 30, 2007, the Company had incurred capitalized costs of $4.0 million associated with its initial public offering. Upon completion of the initial public offering, the capitalized initial public offering costs will be reclassified to “Additional paid-in capital” to offset the proceeds from the initial public offering.

As of December 31, 2006, the capitalized costs of $3.1 million associated with the Company’s initial public offering, which was recorded as a current asset because the initial public offering was completed within twelve months from June 30, 2007, were classified as deposits and other assets. At December 31, 2006, the Company was uncertain of when the initial public offering would be completed.

Revenue Recognition

Collaboration and License Agreements

The Company’s primary sources of revenue include up-front payments, development milestone payments, reimbursements of development and co-promotion costs and royalties. The Company recognizes revenue from these sources in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104), EITF No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (EITF 99-19), and EITF No. 00-21. The application of EITF 00-21 requires subjective analysis and requires management to make estimates

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

and assumptions about whether deliverables within multiple-element arrangements are separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

The Company’s deliverables under the Takeda Agreement and the supplemental agreement, which was executed in February 2006, (Supplemental Agreement), including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 10.

The Takeda Agreement provides for the following key funding streams: an up-front payment, product development milestone payments, reimbursements of development costs and product royalty payments. The cash flows associated with the individual units of accounting from the Takeda Agreement are recognized as revenue using a time-based model. Under this model, cash flow streams related to each unit of accounting are recognized as revenue over the estimated performance period. Upon receipt of cash payments, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are nonrefundable and that Takeda is contractually obligated to pay to the Company.

Based on the guidance of EITF 99-19, the Company has determined that it is acting as a principal under the Takeda Agreement and, as such, records these amounts as collaboration revenue and research and development revenue.

Royalties from licensees are based on third-party sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Because of the lack of historical data regarding sales returns, royalty payments related to the portion of sales by Takeda that are subject to a right of return are not reported as revenue until the period of right of return lapses.

Reimbursements of co-promotion costs for the Company’s sales force efforts and reimbursements of miscellaneous marketing costs under the Supplemental Agreement are recognized as revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts. Based on the guidance of EITF 99-19, the Company has determined that it is acting as a principal as it relates to these activities under the Supplemental Agreement and, as such, records reimbursements of these amounts as co-promotion revenue.

Deferred Revenue

Consistent with the Company’s policy on revenue recognition, deferred revenue represents cash received in advance for licensing fees, consulting, research and development contracts and related cost sharing and supply agreements. Such payments are reflected as deferred revenue until revenue can be recognized under the Company’s revenue recognition policy. Deferred revenue is classified as current if management believes the Company will be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At June 30, 2007 and December 31, 2006, total deferred revenue was approximately $9.5 million and $20.7 million, respectively.

Total deferred revenue consists of the following as of:

	June 30,	December 31,
	2007	2006
(In thousands)

Deferred revenue-current	$578	$11,517
Deferred revenue, net of current portion	8,909	9,192

	$9,487	$20,709

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses to third parties who conduct research and development activities pursuant to development and consulting agreements on behalf of the Company. Costs related to the acquisition of intellectual property are expensed as

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

incurred since the underlying technology associated with such acquisitions were made in connection with the Company’s research and development efforts and the technology is unproven and had not received regulatory approval at its early stage of development. Milestone payments due under agreements with third-party contract research organizations (CROs) are accrued when it is deemed probable that the milestone event will be achieved.

General and Administrative Expenses

General and administrative costs are expensed as incurred and consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology and human resource functions. Other costs include facility costs and professional fees for legal and accounting services.

Reimbursement of the Company’s safety costs is recorded as a reduction of safety expenses and is included in general and administrative expenses. The Company has determined, in accordance with EITF 99-19, that it is acting as an agent in this arrangement and, as such, records reimbursements of these expenses on a net basis, offsetting the underlying expenses.

Selling and Marketing Expenses

Selling and marketing expenses are expensed as incurred and consist primarily of salaries and related costs for personnel, sales force fees and certain marketing expenditures.

Milestone Royalties — Related Parties

Milestone royalties — related parties are expensed as incurred immediately when the related milestone payments are due from Takeda. The milestone royalty is 5% of milestone payments received under any sublicensing agreements for AMITIZA. In addition, for each indication for AMITIZA for which there is regulatory approval, the Company must pay a $250,000 milestone. The milestone royalties are to be paid to Sucampo AG (SAG), (Switzerland), affiliated through common ownership. The Company expensed $1.5 million in royalties for the three months ended June 30, 2007 and did not incur such expenses during the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, the Company expensed $1.5 million and $1.25 million in royalties, respectively. The Company has recorded a corresponding liability of $1.5 million and $0 as “Accrued expenses” as of June 30, 2007 and December 31, 2006, respectively.

Product Royalties — Related Parties

Product royalties — related parties represent the Company’s obligation to SAG for 3.2% of net sales for AMITIZA and are expensed as incurred. The Company expensed approximately $1.7 million and $1.0 million in product royalties for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company expensed approximately $2.1 million and $1.0 million in product royalties, respectively. The Company has recorded a corresponding liability of approximately $1.7 million and $361,000 as “Accrued expenses” as of June 30, 2007 and December 31, 2006, respectively.

Employee Stock-Based Compensation

The Company accounts for employee stock-based compensation expenses in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors be based on estimated fair values.

As employee stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 is based upon awards expected to ultimately vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company recognizes employee stock-based compensation expense under SFAS 123R for its fixed awards with pro-rata vesting based on a straight-line basis.

The employee stock-based compensation expense under SFAS 123R recorded in the Company’s condensed consolidated statements of operations and comprehensive income for three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
				(Restated)
(In thousands)

Selling and marketing expense	$50	$385	$100	$385
General and administrative expense	63	2,269	217	2,269
Founders’ stock-based awards (Note 8)	6,112	—	6,112	—
Cumulative out-of-period adjustment	—	—	(358)	—

Employee stock-based compensation expense included in operating expenses	$6,225	$2,654	$6,071	$2,654

The Company recorded a cumulative out-of-period adjustment of approximately $358,000 during the six months ended June 30, 2007 to reduce an overstatement of additional paid-in capital and general and administrative expenses that had been recorded as of and for the year ended December 31, 2006 in connection with certain employee stock options awarded in 2006. The error resulted from applying the incorrect contractual term for certain employee stock options. The impacts of this adjustment were not material to the consolidated financial statements for the year ended December 31, 2006, for the corresponding interim periods or for the period in which it was recorded, as the adjustment consisted of insignificant amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2006.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax provision or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

The Company accounts for its interim tax provision using Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” (APB 28). Under APB 28, the interim tax provision is calculated based on the Company’s projected annual effective tax rate.

Accounting for the Uncertainty of Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 did not have an impact on the Company’s financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company conducts business in the U.S., Japan and the United Kingdom and is subject to those jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal, state, local and foreign tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. The Company has not received any communications by taxing authorities that cause it to believe it is currently under examination by the tax authorities in any of the jurisdictions in which it operates.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. For the three and six months ended June 30, 2007, there have been no interest and penalties accrued.

Certain Risks, Concentrations and Uncertainties

The Company’s product candidates under development require approval from the FDA or other international regulatory agencies prior to commercial sales. For those product candidates that have not been approved by the FDA, there can be no assurance the products will receive the necessary approval. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company.

The Company’s product is concentrated in a rapidly changing, highly competitive market, which is characterized by advances in scientific discovery, changes in customer requirements, evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to scientific developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business, operating results and future cash flows.

Revenues from one unrelated party, Takeda, accounted for 100%, 99%, 100% and 100% of the Company’s total revenues for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively. Accounts receivable from one unrelated party, Takeda, accounted for $42.3 million (99%) and $2.7 million (75%) of the Company’s accounts receivable at June 30, 2007 and December 31, 2006, respectively.

Segment Information

Management has determined that the Company has three reportable segments, which are based on its method of internal reporting, which disaggregates its business by geographical location. The Company’s reportable segments are the United States, Europe and Japan (see Note 13).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2007, the FASB Staff issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which provides entities with the opportunity to measure certain financial instruments at fair value. The Company will be required to adopt SFAS 159 for the year beginning January 1, 2008. The Company is assessing SFAS 159 and its impact on the Company’s future consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In June 2007, the Emerging Issues Task Force issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. The Company will be required to adopt EITF 07-3 for the year beginning after December 15, 2007. The Company is currently assessing EITF 07-3 and does not expect a material impact on its future condensed consolidated financial statements upon its adoption.

4.	Earnings per Share

Historical

Basic net income per share is computed by dividing net income by the sum of the weighted average class A and B common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding.

Computation of Earnings per Share

The computation of historical net income per share for the three and six months ended June 30, 2007 and 2006 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
				(Restated)
(In thousands, except per share data)

Basic net income per share:
Net income	$13,883	$3,475	$14,400	$16,782

Weighted average class A and B common shares outstanding	34,990	34,939	34,990	33,761

Basic net income per share	$0.40	$0.10	$0.41	$0.50

Diluted net income per share:
Net income	$13,883	$3,475	$14,400	$16,782

Weighted average class A and B common shares outstanding for diluted net income per share	34,990	34,939	34,990	33,761
Assumed exercise of stock options under the treasury stock method	515	317	515	317

	35,505	35,256	35,505	34,078

Diluted net income per share	$0.39	$0.10	$0.41	$0.49

The potentially dilutive securities used in the calculations of diluted historical net income per share for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Series A preferred stock	3,780	3,780	3,780	3,780
Employee stock options	640,900	1,067,660	640,900	1,067,660
Non-employee stock options	510,000	510,000	510,000	510,000

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Property and Equipment

Property and equipment consists of the following as of:

	June 30,	December 31,
	2007	2006
(In thousands)

Computer and office machines	$868	$587
Furniture and fixtures	431	290
Leasehold improvements	987	69

Total cost	2,286	946
Less: accumulated depreciation and amortization	(665)	(603)

	$1,621	$343

Depreciation and amortization expense for the three months ended June 30, 2007 and 2006 was $36,000 and $18,000, respectively, and for the six months ended June 30, 2007 and 2006 was $60,000 and $34,000, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following as of:

	June 30,	December 31,
	2007	2006
(In thousands)

Research and development costs	$3,789	$2,460
Selling and marketing costs	1,124	986
Employee compensation	1,120	1,238
Legal service fees	222	213
Royalty liability — related party	3,200	361
Other expenses	429	152

	$9,884	$5,410

7.	Commitments

Operating Leases

The Company leases office space in the United States, United Kingdom and Japan under operating leases through 2017. The leases require the Company to make certain non-cancelable lease payments until expiration. Total future minimum lease payments under operating leases are $10.3 million as of June 30, 2007.

Rent expense for all operating leases was approximately $297,000 and $134,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $464,000 and $266,000 for the six months ended June 30, 2007 and 2006, respectively.

Research and Development Costs

The Company routinely enters into several agreements with third-party CROs to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs under these agreements as of June 30, 2007 are $3.9 million.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Other Liabilities — Related Parties

On June 19, 2007, the Compensation Committee of the Company’s Board of Directors authorized a one-time stock and cash award to each of the Company’s founders. These awards were granted on June 29, 2007 when the founders agreed to their terms, but were not to be settled until the earlier of the completion of the initial public offering or December 31, 2007. In August 2007, the awards were settled upon the completion of the initial public offering. The Compensation Committee intended for these awards to compensate the founders for the lost value of stock options that had been granted to them in 2001 and 2002 and had been understood by them to have ten-year terms, but which had expired in 2006 and early 2007 as a result of the terms of the 2001 Stock Incentive Plan. The expired options would have entitled the founders to purchase an aggregate of 578,000 shares of class A common stock at a price of $0.21 per share and 136,000 shares at a price of $2.95 per share. These awards were fully vested at the grant date.

Upon the completion of the initial public offering, these stock and cash awards had an aggregate value equal to the difference between the value of the shares that could have been purchased under each of the expired options, determined on the basis of the public offering price per share of $11.50 in the initial public offering, and the respective aggregate exercise prices for such shares as provided in the option agreements.

These awards consisted of a combination of cash and shares of class A common stock. Of the aggregate value of each award, 40% was payable in cash and 60% in stock. For purposes of determining the number of shares of class A common stock to be issued in connection with each award, the stock was valued on the basis of the public offering price per share in the initial public offering.

The estimated fair value of these awards was based on using the Black-Scholes pricing model, as allowed under SFAS 123R, totaling $10.2 million on grant date. For the three and six months ended June 30, 2007, the Company recorded $10.2 million of general and administrative expense for these awards, of which $4.1 million was recorded as “Other liabilities — related parties” for the cash settlement portion and $6.1 million as “Additional paid-in capital” for the stock settlement portion. The liability portion of the awards will be adjusted based upon the final cash settlement amount, but the equity portion is fixed upon the grant date.

When the initial public offering was completed subsequent to June 30, 2007, the awards were settled and 401,133 shares of class A common stock were issued to the founders. In addition, the Company recorded an adjustment to finalize the liability portion of the awards to reduce the liability to $3.1 million, which will be the amount paid to the founders.

9.	Related Party Transactions

On March 7, 2003, the Company entered into an exclusive supply agreement with R-Tech Ueno, Ltd. (RTU), affiliated through common ownership. The agreement grants RTU the exclusive right to manufacture and supply RUG-015, a prostone compound, and lubiprostone, and in consideration for such right RTU agreed to pay the Company as follows: $1.0 million upon execution of the agreement, $2.0 million upon commencement of a first Phase II lubiprostone trial, $3.0 million upon commencement of a first Phase II RUG-015 trial and $2.0 million upon commencement of the earlier of a second Phase II or a first Phase III RUG-015 trial. Upon execution of the agreement, the Company had already commenced Phase II clinical trials for RUG-015 and lubiprostone, which resulted in an immediate payment of $6.0 million — $1.0 million for the agreement execution, $2.0 million for the commencement of the first Phase II lubiprostone trial, and $3.0 million for the commencement of the first phase II RUG-015 trial. The Company evaluated the $6.0 million in cash receipts from RTU and determined the payments were made for the exclusive right to supply inventory to the Company and determined that the amounts should be deferred until commercialization of the drugs begins since this is the point at which the underlying services would commence. Management also was unable to adequately assign value between the two compounds based on the information available to the Company and determined that the full $6.0 million deferred amount would be

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

amortized over the contractual life of the relationship which was equivalent to the estimated commercialization periods of both RUG-015 and lubiprostone (estimated to be through December 2020).

During the year ended December 31, 2005, the Company ceased the development of RUG-015 due to less than satisfactory Phase II results and the Company’s Board of Directors approved the Company’s decision to discontinue the development of RUG-015. In addition to the Company’s Board of Directors, RTU also formally approved the abandonment of RUG-015, which was a requirement in the supply agreement terms. Because the Company was unable to assign value to the compounds at the time the agreement was executed and the $6.0 million was received from RTU, the full $6.0 million remained deferred at the abandonment of RUG-015.

The abandonment of RUG-015 changed the amortization period of the $6.0 million deferred revenue to the commercialization period of lubiprostone (AMITIZA), which began April 2006. The Company has recognized revenue of approximately $105,000 for the three months ended June 30, 2007 and 2006 and approximately $209,000 and $105,000 for the six months ended June 30, 2007 and 2006, respectively, which is recorded as contract revenue — related party.

On June 24, 2005, the Company entered into a 20-year exclusive manufacturing and supply agreement with RTU, affiliated through common ownership. The agreement grants RTU the exclusive right to manufacture and supply lubiprostone for clinical and commercial supplies within Europe. In consideration of the exclusive rights, RTU paid the Company $2.0 million prior to the execution of the agreement on March 31, 2005. Management has determined that the amount should be deferred until such time as the commercial benefit to RTU can be realized. As lubiprostone has not been approved within Europe, the $2.0 million has been recorded as non-current deferred revenue as of June 30, 2007 and December 31, 2006.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

10.	Collaboration and License Agreements

The following table summarizes the cash streams and related revenue recognition under the Takeda Agreement and the Supplemental Agreement, which are described in more detail below:

			Revenue
		Cash Received	Recognized
		for the	for the
	Amount	Six Months	Six Months	Amount
	Deferred at	Ended	Ended	Deferred at
	December 31,	June 30,	June 30,	June 30,
	2006	2007	2007	2007
(In thousands)

Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees with Takeda	$2,058	$—	$74	$1,984

Research and development revenue:
Up-front payment — remainder	$1,977	$—	$1,977	$—
Development milestones	5,609	—	35,609	—
Reimbursement of research and development expenses	3,365	4,388	9,867	—

Total	$10,951	$4,388	$47,453	$—

	Accounts				Accounts
	Receivable at				Receivable at
	December 31,				June 30,
	2006				2007
Product royalty revenue	$2,029	$4,339	$11,871		$9,561

Co-promotion revenue	$708	$2,229	$2,267		$746

Research and development revenue:
Development milestone	$—	$—	$30,000	*	$30,000

Reimbursement of research and development expenses	$—	$4,387	$6,367		$1,980

*	On June 29, 2007, the Company submitted a supplement to its existing NDA for AMITIZA to the FDA seeking marketing approval for AMITIZA for the treatment of irritable bowel syndrome with constipation. As a result of this filing, Takeda is required by the terms of the collaboration agreement to make a $30.0 million milestone payment. The Company recognized the entire amount of this payment as research and development revenue in the quarter ended June 30, 2007 in accordance with its revenue policy discussed under the caption “Revenue Recognition” (see Note 3).

On October 29, 2004, the Company entered into the Takeda Agreement to exclusively co-develop, commercialize and sell products that contain lubiprostone for gastroenterology indications in the United States and Canada. Payments to the Company under the Takeda Agreement include a non-refundable up-front payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and royalties.

•	The Company granted Takeda an exclusive license of lubiprostone to co-develop, commercialize, and sell products for gastroenterology indications in the United States and Canada. There are no defined contractual cash flows within the Takeda Agreement for the grant of this license, but the Company did receive a non-refundable up-front payment of $20.0 million upon executing the Takeda Agreement. The license was granted to Takeda on October 29, 2004 and will expire when the Takeda Agreement expires or is terminated. Upon commercial launch, Takeda shall, for the products sold by Takeda during the term of the Takeda

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Agreement, pay the Company pre-determined royalties on net revenues on a quarterly basis. The level of royalties is tiered based on the net sales recognized by Takeda. Royalty payments, which the Company began to earn in April 2006 and receive in July 2006, will cease when the Takeda Agreement is terminated and all cash payments due to the Company are paid. The Company has recorded product royalty revenue of approximately $9.6 million and $4.5 million for the three months ended June 30, 2007 and 2006, respectively, and $11.9 million and $4.5 million for the six months ended June 30, 2007 and 2006, respectively. This revenue is recorded as product royalty revenue in the condensed consolidated statements of operations and comprehensive income.

•	The Company shall participate in the following committees, along with Takeda: Joint Steering Committee, Joint Development Committee, Joint Commercialization Committee and Joint Manufacturing Committee. There are no separate cash flows identified within the Takeda Agreement associated with the participation by the Company in these committees. There is no defined performance period for this obligation, but the performance period will not exceed the term of the Takeda Agreement. The Company expects its participation on all committees to continue throughout the term of the Takeda Agreement, except for the Joint Development Committee, which will continue until development work is complete.

•	The Company shall provide development work necessary for an NDA submission to the FDA for the treatment of Constipation and irritable bowel syndrome with constipation, or IBS-C, indications. Takeda shall fund the initial $30.0 million of development costs and the two parties shall equally share any required development costs in excess of $50.0 million. Although there is no defined performance period for this development work, the period to perform the work will not exceed the term of the Takeda Agreement. In January 2006, the Company received approval for its NDA for AMITIZA to treat Constipation and completed and submitted the NDA for IBS-C to the FDA in June 2007.

As a result of its reassessment of the deliverables under the Takeda Agreement (see Note 2), the Company determined there were four separate units of accounting as of the inception of the Takeda Agreement. The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting. The Company determined that its participation in the Joint Steering Committee, the Joint Manufacturing Committee and the Joint Commercialization Committee has value to Takeda on a stand-alone basis because the individual committee participants provided by the Company have valuable expertise that the Company believes support the success of the Takeda Agreement. Takeda could have obtained similar expertise by hiring independent consultants, but is relying instead on the expertise of the Company.

The Company was also able to determine objective and reliable evidence of the fair value of these deliverables, including anticipated expenses expected to be incurred to meet its obligations, in the form of contract agreements between the Company and specialized consultants for other development projects the Company is and has been involved with currently and in the past. The Company was not, however, able to distinguish stand-alone value for participation in the Joint Development Committee separate from the Company’s obligations to perform development work of Constipation and IBS-C because the participation in the Joint Development Committee was to occur concurrently with the development work. Thus, the Company has determined that there were four separate units of accounting when the Takeda Agreement was executed — (1) participation in the Joint Steering Committee, (2) participation in the Joint Manufacturing Committee, (3) participation in the Joint Commercialization Committee and (4) the combined requirement of the development work of Constipation and IBS-C and participation in the Joint Development Committee.

Upon receipt of the $20.0 million up-front payment, the Company deferred approximately $2.4 million to be recognized using the time-based model over the performance period of the participation in these meetings. During the three months ended June 30, 2007 and 2006, the Company recognized approximately $37,000 of this deferred amount as collaboration revenue on the condensed consolidated statements of operations and comprehensive income and $74,000 of this deferred amount as collaboration revenue during the six months ended June 30, 2007 and 2006. The related deferred revenue as of June 30, 2007 was approximately $2.0 million.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Since the execution of the Takeda Agreement through December 31, 2006, the Company deferred the residual amount of the $20.0 million up-front payment totaling approximately $17.6 million, development milestone payments received totaling $50.0 million, and reimbursement of the initial $30.0 million of research and development costs for the development of AMITIZA for Constipation and IBS-C indications. These deferred amounts were applied towards the unit of accounting combining the participation in the Joint Development Committee and the development of Constipation and IBS-C and are being recognized using the time-based model over the performance period of developing the Constipation and IBS-C NDA submissions. The Company had originally estimated that it would complete the development of the Constipation and IBS-C NDA submissions in December 2006. The Company concluded in June 2006 that the estimated completion date should be revised to May 2007. Subsequent to December 31, 2006, the Company further extended the estimated completion date from May 2007 to June 2007. During the three months ended June 30, 2007 and 2006, the Company recognized approximately $4.9 million and $9.7 million, respectively, of these deferred amounts as research and development revenue in the condensed consolidated statements of operations and comprehensive income. During the six months ended June 30, 2007 and 2006, the Company recognized approximately $11.0 million and $31.7 million, respectively, of these deferred amounts as research and development revenue in the condensed consolidated statements of operations and comprehensive income. There was no related deferred revenue as of June 30, 2007. In June 2007, the Company recognized, in full, $30.0 million from Takeda upon the filing of the supplemental NDA for AMITIZA to treat irritable bowel syndrome with constipation as the Company had completed its development.

The Company incurred research and development costs for this development work of approximately $1.9 million, $2.0 million, $12.9 million and $4.9 million for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006, respectively.

On February 1, 2006, the Company entered into the Supplemental Agreement with Takeda, which amends the responsibilities of both the Company and Takeda for the co-promotion of AMITIZA and clarifies the responsibilities and funding arrangements for other marketing services to be performed by both parties.

Upon execution of the Supplemental Agreement, the Company was required to complete several deliverables,which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, when the Supplemental Agreement was executed:

•	The Company shall co-promote AMITIZA with Takeda by employing a sales force of approximately 38 representatives to supplement Takeda’s sales activities. Takeda shall reimburse the Company a specified amount per day per sales force representative, but such reimbursements shall not exceed certain pre-defined amounts. The term of this reimbursement arrangement ceases five years following the first date that the Company deployed sales representatives, which was in April 2006. The Company has recognized approximately $1.1 million of revenues for the three months ended June 30, 2007 and 2006 and approximately $2.1 million and $1.1 million of revenues for the six months ended June 30, 2007 and 2006, respectively, reflecting these co-promotion reimbursements, which is recorded as co-promotion revenue in the condensed consolidated statements of operations and comprehensive income.

•	The Company shall perform miscellaneous marketing activities for AMITIZA, the majority of which would be reimbursed by Takeda. There is no defined performance period, but the performance period would not extend beyond January 31, 2007. The Company has recorded no reimbursements of miscellaneous costs for the three months ended June 30, 2007 but has recorded $161,000, $158,000 and $162,000, of reimbursements of miscellaneous costs for the three months ended June 30, 2006 and for the six months ended June 30, 2007 and 2006, respectively. These amounts are recorded as co-promotion revenue in the condensed consolidated statements of operations and comprehensive income.

The Company has determined that the required deliverables under the Supplemental Agreement are economically independent of those in the original Takeda Agreement. The Company had no obligations to perform any

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of the deliverables under the Supplemental Agreement at the time the original Takeda Agreement was executed and the activities were not considered to be, or contemplated as, deliverables at that time. Subsequent to the execution of the original Takeda Agreement, the Company agreed to perform co-promotion and other marketing services for a fee that was negotiated at the time of the Supplemental Agreement. The negotiated rates were determined to be market compensation for services agreed to in the Supplemental Agreement based upon the stand-alone value of the economics of the new obligations. Therefore, the Company views the deliverables under the Supplemental Agreement as economically independent of those in the original Takeda Agreement.

The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting. The Company was able to determine that its sales force has value to Takeda on a stand-alone basis because the Company provided coverage in a market segment which could increase the sales of AMITIZA. In negotiating the Supplemental Agreement, the Company established the fair value for the per-day co-promotion rate using third-party evidence from contract sales organizations. The Company has also determined that the miscellaneous marketing activities have stand-alone value to Takeda separate from the Company’s efforts to perform its obligations to implement and maintain its sales force. These miscellaneous marketing services, which related primarily to documenting and publicizing the medical benefits of the product, could have been outsourced directly to a number of different third parties (as the Company ultimately did), performed by Takeda staff or eliminated entirely if not judged to have a benefit which exceeded the related costs. Accordingly, these deliverables are treated as separate units of accounting. The Company is recognizing the cost reimbursements received for these deliverables as co-promotion revenues when services are performed and the reimbursement payments are due under the Supplemental Agreement. For the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006, the Company recognized approximately $1.1 million, $1.1 million, $2.1 million and $1.1 million, respectively, of co-promotion revenue for its sales force efforts and approximately $0, $161,000, $158,000 and $162,000, respectively, for its miscellaneous marketing efforts.

During the quarter ended June 30, 2006, the Joint Commercialization Committee granted approval for the Company and Takeda to begin three new studies related to funding arrangements discussed in both the Takeda Agreement and the Supplemental Agreement. The following are the three additional deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, when the three studies were agreed upon:

•	The Company shall perform studies in connection with changes to labeling for Constipation. Takeda shall fund 70% of the labeling studies and Sucampo shall fund the remaining 30%. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement. The Company initiated the first labeling study for Constipation in August 2006, which is expected to be completed in January 2008.

•	The Company shall perform studies in work for the development of an additional indication for opioid-induced bowel dysfunction. Takeda shall fund all development work up to a maximum aggregate of $50.0 million for each additional indication and $20.0 million for each new formulation. If development costs exceed these amounts, Takeda and the Company shall equally share such excess costs. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement. The Company initiated work on the first additional indication for AMITIZA in July 2006, which is estimated to be completed in June 2009 and is expected to exceed $50.0 million in development costs.

•	The Company shall perform all development work necessary for Phase IV studies, for which Takeda shall fund all development work. There is no defined performance period, but the performance period will not exceed the term of the Supplemental Agreement. The Company began work on a Phase IV study for Constipation in August 2006, which is estimated to be completed in June 2008.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting. As a result of the Company and Takeda agreeing to perform and fund these studies simultaneously, the Company determined that there is no objective and reliable evidence to determine the fair value for each of the studies. Accordingly, the Company has combined these three required deliverables as a single unit of accounting. All cash payments from Takeda related to these three deliverables will be deferred upon receipt and recognized over the entire period to complete the three studies using the time-based model. The estimated completion date is June 2009. During the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the Company recognized approximately $3.0 million, $0 million, $6.4 million and $0 million related to these three deliverables as research and development revenue on the condensed consolidated statements of operations and comprehensive income, respectively.

11.	Stock Option Plan

A summary of the activity under the Company’s 2001 Stock Incentive Plan is presented below for the six months ended June 30, 2007:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise Price	Value
(In thousands, except share and per-share data)

Options outstanding, December 31, 2006	826,200	$9.02	$958

Options forfeited	(25,925)	10.00
Options expired	(159,375)	3.98

Options outstanding, June 30, 2007	640,900	10.24	$3,052

Options exercisable at December 31, 2006	518,075	8.37	$958

Options exercisable at June 30, 2007	532,525	10.29	$2,510

As of June 30, 2007, approximately $564,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 4.73 years.

12.	Income Taxes

For the three months ended June 30, 2007 and 2006, the Company’s consolidated annualized effective tax rate was 35.0% and 0%, respectively. For the six months ended June 30, 2007 and 2006, the Company’s consolidated annualized effective tax rate was 35.2% and 0%, respectively. As required under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2007 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Segment Reporting

The Company has determined that it has three reportable geographic segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the United States, Europe and Japan. The Company evaluates performance of these segments based on income from operations. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services by the European and Japanese entities to the domestic entity. Following is a summary of financial information by reportable geographic segment.

				Intercompany
	United States	Europe	Japan	Eliminations	Consolidated
(In thousands)

Three Months Ended June 30, 2007
Research and development revenue	$38,087	$—	$—	$—	$38,087
Contract revenue — related parties	104	—	220	(210)	114
Collaboration revenue	37	—	—	—	37
Product royalty revenue	9,562	—	—	—	9,562
Co-promotion revenue	1,134	—	—	—	1,134

Total revenues	48,924	—	220	(210)	48,934
Depreciation and amortization	37	—	(1)	—	36
Other operating expenses	27,409	144	696	(210)	28,039

Income (loss) from operations	21,478	(144)	(475)	—	20,859
Interest income	471	—	—	—	471
Other non-operating income (expense), net	8	(5)	39	—	42

Income (loss) before income taxes	$21,957	$(149)	$(436)	$—	$21,372

Capital expenditures	$1,244	$—	$—	$—	$1,244

Three Months Ended June 30, 2006
Research and development revenue	$9,700	$—	$—	$—	$9,700
Contract revenue — related parties	104	—	—	—	104
Collaboration revenue	37	—	—	—	37
Product royalty revenue	4,485	—	—	—	4,485
Co-promotion revenue	1,106	—	—	—	1,106

Total revenues	15,432	—	—	—	15,432
Depreciation and amortization	16	—	2	—	18
Other operating expenses	12,511	103	49	—	12,663

Income (loss) from operations	2,905	(103)	(51)	—	2,751
Interest income	662	(1)	—	—	661
Interest expense	(4)	(43)	(13)	—	(60)
Other non-operating income, net	16	44	63	—	123

Income (loss) before income taxes	$3,579	$(103)	$(1)	$—	$3,475

Capital expenditures	$100	$—	$—	$—	$100

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Intercompany
	United States	Europe	Japan	Eliminations	Consolidated
(In thousands)

Six Months Ended June 30, 2007
Research and development revenue	$47,453	$—	$—	$—	$47,453
Contract revenue — related parties	209	—	441	(420)	230
Collaboration revenue	74	—	—	—	74
Product royalty revenue	11,871	—	—	—	11,871
Co-promotion revenue	2,267	—	—	—	2,267

Total revenues	61,874	—	441	(420)	61,895
Depreciation and amortization	58	—	2	—	60
Other operating expenses	39,614	309	934	(420)	40,437

Income (loss) from operations	22,202	(309)	(495)	—	21,398
Interest income	791	—	4	—	795
Interest expense	(4)	—	—	—	(4)
Other non-operating income (expense), net	9	(8)	39	—	40

Income (loss) before income taxes	$22,998	$(317)	$(452)	$—	$22,229

Capital expenditures	$1,340	$—	$—	$—	$1,340

Six Months Ended June 30, 2006
Research and development revenue (restated)	$32,141	$—	$—	$—	$32,141
Contract revenue (restated)	—	1,500	—	—	1,500
Contract revenue — related parties	104	—	29	—	133
Collaboration revenue (restated)	74	—	—	—	74
Product royalty revenue	4,485	—	—	—	4,485
Co-promotion revenue (restated)	1,267	—	—	—	1,267

Total revenues (restated)	38,071	1,500	29	—	39,600
Depreciation and amortization	30	—	4	—	34
Other operating expenses (restated)	23,578	258	97	—	23,933

Income (loss) from operations (restated)	14,463	1,242	(72)	—	15,633
Interest income	966	—	1	—	967
Interest expense	(8)	(43)	(29)	—	(80)
Other non-operating income, net (restated)	34	35	177	16	262

Income before income taxes (restated)	$15,455	$1,234	$77	$16	$16,782

Capital expenditures	$106	$—	$—	$—	$106

As of June 30, 2007
Property and equipment, net	$1,540	$1	$80	$—	$1,621

Identifiable assets	$91,613	$209	$2,168	$(4,898)	$89,091

As of December 31, 2006
Property and equipment, net	$253	$2	$88	$—	$343

Identifiable assets	$68,943	$496	$2,544	$(4,899)	$67,084

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

Restatement of Previously Issued Condensed Consolidated Financial Statements

We have restated our previously issued condensed consolidated financial statements and related footnotes for the six months ended June 30, 2006. This was done to correct an error in accounting for the revenue recognition of our collaboration and license agreement and related agreements with Takeda Pharmaceutical Company Limited, or Takeda. All amounts in this discussion and analysis have been updated to reflect this restatement. For additional information regarding this restatement, see Note 2 to our condensed consolidated financial statements.

The error we are correcting in the restatement originated in the fourth quarter of 2004 and continued throughout 2005 and part of 2006. The identification of this error occurred as a result of our reevaluation of the assumptions we used under Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, or EITF 00-21, in accounting for arrangements with multiple deliverables that require significant judgment and estimates.

During the preparation of our annual financial statements, we reassessed the stand-alone value to Takeda of the deliverables under our joint collaboration and license agreement with Takeda, at the time we became obliged to make such deliverables, by examining objective and reliable evidence of the fair value of the undelivered items. As a result of this reassessment, we determined that the previous application of a single unit of accounting for the deliverables from the joint collaboration and license agreement with Takeda was not appropriate. In addition, we determined that the substantive milestone method of revenue recognition we had been using was not appropriate to account for the cash payments received from Takeda related to our completion of these required deliverables and that a time-based model would be more appropriate to account for these cash payments. Accordingly, in the restated condensed consolidated financial statements for the six months ended June 30, 2006, we reduced the milestone revenue and increased research and development revenue. Total revenue increased by $4.9 million for the six months ended June 30, 2006.

All data included in this discussion and analysis for the six months ended June 30, 2006 are derived from our restated financial statements for those periods. The financial statements for the three months ended June 30, 2006 have not been previously issued and have not been restated.

Overview

We are an emerging pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. In January 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for our first product, AMITIZA, for the treatment of chronic idiopathic constipation in adults.

We are party to a collaboration and license agreement with Takeda to jointly develop and commercialize AMITIZA for chronic idiopathic constipation, irritable bowel syndrome with constipation, or IBS-C, opioid-induced bowel dysfunction, or OBD, and other gastrointestinal indications in the United States and Canada. We have the right to co-promote AMITIZA along with Takeda in these markets. We and Takeda initiated commercial sales of AMITIZA in the United States for the treatment of chronic idiopathic constipation in adults in April 2006.

We and Takeda initiated commercial sales of AMITIZA for the treatment of chronic idiopathic constipation in adults in April 2006, and we first generated product royalty revenue in the three months ended June 30, 2006. Since inception we have incurred operating losses and, as of June 30, 2007, we had an accumulated deficit of $9.0 million.

We recognized net income of $14.4 million for the six months ended June 30, 2007 and $16.8 million for the six months ended June 30, 2006. Historically, we have generated losses resulting principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for the next several years as we continue to expand our research and development activities, seek regulatory approvals for additional indications for AMITIZA and for other compounds as they are developed and augment our sales and marketing capabilities. Whether we are able to sustain profitability will depend upon our ability to generate revenues in the future that exceed these expenses. In the near term, our ability to generate product revenues will depend primarily on the successful commercialization and continued development of additional indications for AMITIZA.

We hold an exclusive worldwide royalty-bearing license from Sucampo AG, an affiliate, to develop and commercialize AMITIZA and all other prostone compounds covered by patents and patent applications held by Sucampo AG. We are obligated to assign to Sucampo AG all patentable improvements that we make in the field of prostones, which Sucampo AG will in turn license back to us on an exclusive basis. If we have not committed specified development efforts to any prostone compound other than AMITIZA, cobiprostone (or SPI-8811) SPI-8811 and SPI-017 by the end of a specified period, which ends on the later of June 30, 2011 or the date upon which Drs. Kuno and Ueno, our founders, no longer control our company, then the commercial rights to that compound will revert to Sucampo AG, subject to a 15-month extension in the case of any compound that we designate in good faith as planned for development within that extension period.

Our Clinical Development Programs

We are developing AMITIZA and our other prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

•	AMITIZA. In connection with our marketing approval for AMITIZA for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. We initiated these studies in January 2007. In addition, we are developing AMITIZA to treat irritable bowel syndrome with constipation and opioid-induced bowel dysfunction. We recently completed two pivotal Phase III clinical trials of AMITIZA for the treatment of irritable bowel syndrome with constipation and a follow-on safety study to assess the long-term use of AMITIZA as a treatment for this indication. Based on the results of these trials, we are seeking marketing approval for AMITIZA for the treatment of this indication and submitted a supplement to our existing new drug application, or NDA, for AMITIZA in June 2007. In addition, we plan to commence Phase III pivotal clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction by the third quarter of 2007. Our collaboration and co-promotion arrangement with Takeda also covers these additional indications for AMITIZA.

•	SPI-8811. We are developing orally administered SPI-8811 to treat various gastrointestinal and liver disorders, including non-steroidal anti-inflammatory drug, or NSAID, induced ulcers, portal hypertension, non-alcoholic fatty liver disease and gastrointestinal disorders associated with cystic fibrosis. We also are planning to develop an inhaled formulation of SPI-8811 for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease. Our near term focus is on the development of SPI-8811 as a treatment for NSAID-induced ulcers. We have completed Phase I clinical trials of SPI-8811 in healthy volunteers and plan to commence a Phase II clinical trial of this product candidate for the treatment of NSAID-induced ulcers by the third quarter of 2007. We also plan to commence a Phase II proof-of-concept study of SPI-8811 in patients with portal hypertension in 2007.

•	SPI-017. We are developing SPI-017 to treat vascular disease and central nervous system disorders. We are initially focused on developing an intravenous formulation of this product candidate for the treatment of peripheral arterial disease. We also are developing an oral formulation of SPI-017 for the treatment of Alzheimer’s disease. We plan to commence Phase I clinical trials of the intravenous formulation of SPI-017 and Phase I clinical trials of the oral formulation in 2008.

Financial Terms of our Collaboration with Takeda

We entered into a 16-year collaboration agreement with Takeda in October 2004 to jointly develop and commercialize AMITIZA for gastrointestinal indications in the United States and Canada. We also entered into a related supplemental agreement with Takeda in February 2006. Under the terms of these agreements, we have received a variety of payments and will have the opportunity to receive additional payments in the future.

Up-front Payment

Upon signing the original agreement with Takeda, we received a non-refundable up-front payment of $20.0 million. We deferred $2.4 million of this up-front payment associated with our obligation to participate in joint committees with Takeda and we are recognizing this amount as collaboration revenue ratably over the 16-year life of the agreement. We are recognizing the remaining $17.6 million as research and development revenue ratably over the estimated development period associated with the chronic idiopathic constipation and irritable bowel syndrome with constipation indications, which we completed in June 2007 as evidenced by the filing with the FDA of a supplement to our existing NDA for AMITIZA relating to the treatment of irritable bowel syndrome with constipation.

Product Development Milestone Payments

We have also recognized the following non-refundable payments from Takeda reflecting our achievement of specific product development milestones:

•	$10.0 million upon the filing of the NDA for AMITIZA to treat chronic idiopathic constipation in March 2005;

•	$20.0 million upon the initiation of our Phase III clinical trial related to AMITIZA for the treatment of irritable bowel syndrome with constipation in May 2005;

•	$20.0 million upon the receipt of approval from the FDA for AMITIZA for the treatment of chronic idiopathic constipation in adults in January 2006; and

•	$30.0 million upon the filing of the supplemental NDA for AMITIZA to treat irritable bowel syndrome in June 2007.

We have recognized each of these payments as research and development revenue ratably over the estimated development period associated with the chronic idiopathic constipation and irritable bowel syndrome with constipation indications, which we completed in June 2007.

In addition, our collaboration agreement requires that Takeda pay us up to an additional aggregate of $60.0 million conditioned upon our achievement of future regulatory milestones relating to AMITIZA. We would recognize these payments as research and development revenue ratably over the respective performance periods.

Research and Development Cost-Sharing for AMITIZA

Our collaboration agreement with Takeda provides for the sharing between Takeda and us of the costs of our research and development activities for AMITIZA in the United States and Canada as follows:

•	Takeda was responsible for the first $30.0 million in research and development expenses we incurred after October 2004 related to AMITIZA for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation. We received reimbursement payments from Takeda of $1.5 million in 2004 and $28.5 million in 2005. We recognized each of these payments as research and development revenue ratably over the estimated development period associated with the chronic idiopathic constipation and irritable bowel syndrome with constipation indications, which was completed by June 2007.

We were responsible for the next $20.0 million in research and development expenses we incurred related to AMITIZA for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation. Thereafter, any expenses in excess of $50.0 million are shared equally between Takeda and us. Of this next $20.0 million, we had incurred $12.9 million through June 30, 2007, which was the completion of these activities. For the six months ended June 30, 2007, we had incurred $3.9 million.

•	For research and development expenses relating to changing or expanding the labeling of AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation, Takeda is responsible for 70% of these expenses and we are responsible for 30%. We have not incurred any expenses of this nature to date. However, in connection with our marketing approval for AMITIZA for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in patients with renal impairment and patients with hepatic impairment. We initiated these studies in January 2007. The expenses of these studies, which we began to incur in the quarter ended September 30, 2006, are being shared 70% by Takeda and 30% by us. Through June 30, 2007, we had incurred $1.1 million of these expenses, of which we will be reimbursed $738,000.

•	The expense of Phase IV clinical trials of AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients that we initiated in January 2007 will be borne by Takeda in full. As of June 30, 2007, we had incurred $3.0 million of these expenses, all of which will be reimbursed by Takeda.

•	For expenses in connection with additional clinical trials required by regulatory authorities relating to AMITIZA to treat chronic idiopathic constipation or irritable bowel syndrome with constipation, Takeda and we are responsible to share these expenses equally. We have not incurred any expenses of this nature to date.

•	Takeda is responsible for the first $50.0 million in expenses we incur related to the development of AMITIZA for each additional indication other than chronic idiopathic constipation and irritable bowel syndrome with constipation, and any expenses in excess of $50.0 million are shared equally between Takeda and us. We plan to initiate clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction by the third quarter of 2007. We began incurring expenses for these trials in the third quarter of 2006. Currently, we do not anticipate the aggregate expenses necessary to complete our development of AMITIZA for this indication will exceed $54.0 million, of which Takeda will be responsible for $52.0 million and we will be responsible for $2.0 million. As of June 30, 2007, we had incurred $3.7 million of these expenses.

•	Takeda is responsible for the first $20.0 million in expenses we incur related to the development of each new formulation of AMITIZA, and any expenses in excess of $20.0 million are shared equally between Takeda and us. We have not initiated any development of new formulation nor incurred any expenses of this nature.

Co-Promotion Expense Reimbursements

In connection with our exercise of our co-promotion rights under the collaboration agreement and our entry into the related supplemental agreement in February 2006, Takeda agreed to reimburse us for a portion of our expenses related to our specialty sales force. These reimbursements cover approximately 80% of the direct costs for our sales force. The sales representatives were initially provided under our contract with Ventiv Commercial Services, LLC, or Ventiv, an independent contract sales organization. We terminated this contract with Ventiv effective July 1, 2007. Simultaneously, on June 30, 2007, the sales representatives became our employees. This internalization was accomplished by rolling over approximately 60% of the existing Ventiv sales representatives and recruiting experienced sales representatives from other pharmaceutical sales forces. We began to receive monthly reimbursement from Takeda for these expenses during the quarter ended June 30, 2006, reflecting the commencement by our sales representatives of their activities in April 2006. We had recognized $1.1 million of co-promotion revenue reflecting these reimbursements in the three and six months ended June 30, 2006. During the three and six months ended June 30, 2007, we recognized $1.1 million and $2.1 million, respectively, of co-promotion revenue reflecting these reimbursements.

Takeda also agreed in the supplemental agreement to reimburse us for the costs we incur in connection with specified miscellaneous marketing activities related to the promotion of AMITIZA. During the three months ended June 30, 2007 and 2006, we recognized $0 and $161,000, respectively. During the six months ended June 30, 2007 and 2006, we recognized $158,000 and $162,000, respectively. We completed the miscellaneous marketing activities to which these reimbursements relate in the quarter ended March 31, 2007 and, accordingly, we do not expect to recognize additional co-promotion revenue related to these activities.

Product Royalty Revenue

Takeda is obligated to pay us a varying royalty based on a percentage of the net sales revenue from the sale of AMITIZA in the United States and Canada. The actual percentage will depend on the level of net sales revenue during each calendar year. All sales of AMITIZA in the United States and Canada, including those arranged by our specialty sales force, will be made through Takeda. We began to recognize product royalty revenue in the quarter ended June 30, 2006, reflecting the commencement of commercial sales of AMITIZA in April 2006. During the three months ended June 30, 2007 and 2006, we recognized a total of $9.6 million and $4.5 million, respectively, as product royalty revenue. During the six months ended June 30, 2007 and 2006, we recognized $11.9 million and $4.5 million, respectively, as product royalty revenue.

Commercialization Milestone Payments

Our collaboration agreement also requires Takeda to pay us up to an additional aggregate of $50.0 million conditioned upon the achievement of specified targets for annual net sales revenue from AMITIZA in the United States and Canada. These targets had not been met as of June 30, 2007.

Takeda Cash Flows and Revenue

The following table summarizes the cash streams and related revenue recognition under the Takeda collaboration agreement and the related supplemental agreement:

			Revenue
		Cash Received	Recognized
	Amount	for the Six	for the Six	Amount
	Deferred at	Months Ended	Months Ended	Deferred at
	December 31,	June 30,	June 30,	June 30,
	2006	2007	2007	2007
(In thousands)

Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees with Takeda	$2,058	$—	$74	$1,984

Research and development revenue:
Up-front payment — remainder	$1,977	$—	$1,977	$—
Development milestones	5,609	—	35,609	—
Reimbursement of research and development expenses	3,365	4,388	9,867	—

Total	$10,951	$4,388	$47,453	$—

	Accounts			Accounts
	Receivable at			Receivable at
	December 31,			June 30,
	2006			2007
Product royalty revenue	$2,029	$4,339	$11,871	$9,561

Co-promotion revenue	$708	$2,229	$2,267	$746

Research and development revenue:
Development milestone	$—	$—	$30,000	$30,000

Reimbursement of research and development expenses	$—	$4,387	$6,367	$1,980

Financial Terms of our License from Sucampo AG

Under our license agreement with our affiliate, Sucampo AG, we are required to pay Sucampo AG 5% of every milestone payment we receive from a sublicensee, such as Takeda. We also are obligated to make the following milestone payments to Sucampo AG:

•	$500,000 upon initiation of the first Phase II clinical trial for each compound in each of three territories covered by the license: North, Central and South America, including the Caribbean; Asia; and the rest of the world; and

•	$1.0 million for the first NDA filing or comparable foreign regulatory filing for each compound in each of these three territories.

In addition, we are required to pay Sucampo AG, on a country-by-country basis, royalty payments of 6.5% of net sales for every product covered by existing patents and, if applicable, thereafter 4.25% of net sales for every product candidate covered by new or improvement patents assigned by us to Sucampo AG. With respect to sales of AMITIZA in North, Central and South America, including the Caribbean, the rates for these royalty payments are set at 3.2% and 2.1% of net sales, respectively. The product royalties that we pay to Sucampo AG are based on total product net sales, whether by us or a sublicensee, and not on amounts actually received by us. We expensed $2.1 million in product royalties to Sucampo AG during the six months ended June 30, 2007 and $1.7 million during the six months ended June 30, 2006, reflecting 3.2% of net sales for AMITIZA during each of these periods.

During the six months ended June 30, 2007, we paid Sucampo AG $1.5 million, reflecting 5% of the $30.0 million milestone that we received from Takeda with respect to the filing of the NDA for AMITIZA to treat irritable bowel syndrome with constipation in June 2007. We characterized this payment as a milestone royalty and we expensed it as incurred.

During the six months ended June 30, 2006, we paid Sucampo AG $1.25 million, reflecting 5% of the $20.0 million up-front payment that we received from Takeda with respect to AMITIZA in October 2004 and $250,000 upon marketing approval of AMITIZA by the FDA for the treatment of chronic idiopathic constipation in adults. We characterized these payments as milestone royalties and we expensed them as incurred.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. Actual results may differ significantly from those estimates under different assumptions and conditions.

We regard an accounting estimate or assumption underlying our financial statements as a critical accounting estimate if:

•	the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates and assumptions on financial condition or operating performance is material.

Our significant accounting policies are described in more detail in Note 3 of our condensed consolidated financial statements.

Revenue Recognition — Collaboration and License Agreements

Our primary sources of revenue include up-front payments, product development milestone payments, reimbursements of research and development expenses, reimbursement of co-promotion costs related to our specialty sales force and miscellaneous marketing activities, and product royalties. We recognize revenue from these sources in accordance with Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”, EITF No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, and EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The application of EITF 00-21 requires subjective analysis and requires us to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and, if so, to determine the fair value to be allocated to each unit of accounting.

We evaluated the multiple deliverables within our joint collaboration and license agreement and the related supplemental agreement with Takeda in accordance with the provisions of EITF 00-21 to determine whether our deliverables have value to Takeda on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. We separately evaluate deliverables that meet these criteria for the purposes of revenue recognition. We combine deliverables that do not meet these criteria and account for them as a single unit of accounting.

In accordance with EITF 00-21, we recognize the cash flows associated with the individual units of accounting from the joint collaboration and license agreement as revenue using a time-based model that recognizes the revenue ratably over the period in which we complete our performance requirements. However, revenue is limited to amounts that are non-refundable and that Takeda is contractually obligated to pay. With respect to the portion of the up-front payment we attributed to our obligation to participate in joint committees with Takeda, which we present as collaboration revenue, the performance period is the 16-year term of the collaboration agreement. With respect to the remainder of the up-front payment, the product development milestone payments and the reimbursement of research and development expenses, all of which we present as research and development revenue, the performance period is the estimated development period for AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation. The performance period was completed on June 29, 2007 as evidenced by the filing with the FDA of a supplement to our existing NDA for AMITIZA relating to the treatment of irritable bowel syndrome with constipation. We have determined that we are acting as a principal under the collaboration agreement and, as such, we record these amounts on a gross basis as collaboration revenue and as research and development revenue.

Reimbursements of co-promotion costs under the supplemental agreement with Takeda, including costs associated with our specialty sales force and miscellaneous marketing activities, are recognized as co-promotion revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts. We have determined that we are acting as a principal under the supplemental agreement and, as such, we record reimbursements of these amounts on a gross basis as co-promotion revenue.

Product royalty revenue is based on third-party sales of licensed products. We record these amounts on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Because of the lack of historical data regarding sales returns, we do not report as revenue royalty payments related to the portion of sales by Takeda that are subject to a right of return until the right of return lapses.

We do not immediately recognize as revenue option fees received for other potential joint collaboration and license agreements with Takeda because the transactions do not represent a separate earnings process. Our policy is to recognize revenue immediately upon expiration of the option or to commence revenue recognition upon exercise of the option and continue recognition over the estimated performance period because we will have contingent performance obligations if and when the options are exercised. We record option fees as contract revenue when they are recognized.

Accrued Expenses

As part of our process of preparing our condensed consolidated financial statements, we are required to estimate accrued expenses. This process involves reviewing and identifying services which have been performed by third parties on our behalf and determining the value of these services. Examples of these services are payments to clinical investigators, professional fees, such as accountants’ and attorneys’ fees, and payments to contracted service organizations. In addition, we make estimates of costs incurred to date but not yet invoiced to us in relation to external contract research organizations and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities. We must make significant judgments and estimates in determining the accrued balance in any accounting period.

In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by the service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event we do not identify costs that have begun to be incurred or we under-estimate or over-estimate the level of services performed or the costs of such services, our reported expenses for the relevant period would be too low or too high. We must also sometimes make judgments about the date on which services commence, the level of services performed on or before a given date and the cost of such services. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires companies to recognize expense associated with share-based compensation arrangements to employees, including employee stock options, using a fair value-based option-pricing model, and eliminates the alternative to use the intrinsic-value method of accounting for share-based payments to employees as specified in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”. The standard generally allows two alternative transition methods in the year of adoption — prospective transition method and retroactive transition method with restatement of prior financial statements to include the same amounts that were previously included in the SFAS 123 pro forma disclosures. Upon our adoption of SFAS 123R, we began using the prospective transition method of implementation. According to the prospective transition method, the previously issued financial statements were not adjusted.

Under the prospective transition method, we are recognizing compensation expense for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

For recording our stock-based compensation expense under SFAS 123R, we have chosen to use:

•	the straight-line method of allocating compensation cost;

•	the Black-Scholes model as our chosen option-pricing model;

•	the simplified method to calculate the expected term for options as discussed under SAB No. 7, “Share-Based Payment”; and

•	an estimate of expected volatility based on the historical volatility of similar entities whose share prices are publicly available.

Our condensed consolidated financial statements for the six months ended June 30, 2006 reflect the impact of adopting SFAS 123R. During the six months ended June 30, 2007 and 2006, we recognized stock-based compensation expense of $316,000 and $2.7 million under SFAS 123R, which related to employee stock options granted in May 2006 and August 2006.

On June 19, 2007, the Compensation Committee of our board of directors authorized a one-time stock and cash award to each of our founders. These awards were granted on June 29, 2007 when the founders agreed to their terms and settled on August 2, 2007 upon the effectiveness of the initial public offering. The Compensation Committee intended for these awards to compensate the founders for the lost value of stock options that had been granted to them in 2001 and 2002 and had been understood by them to have ten-year terms, but which had expired in 2006 and early 2007 as a result of the terms of the 2001 Stock Incentive Plan. The expired options would have entitled the founders to purchase an aggregate of 578,000 shares of class A common stock at a price of $0.21 per share and 136,000 shares at a price of $2.95 per share. These awards were fully vested at the grant date.

Upon the completion of the initial public offering, these stock and cash awards had an aggregate value equal to the difference between the value of the shares that could have been purchased under each of the expired options, determined on the basis of the public offering price per share of $11.50 in the initial public offering, and the respective aggregate exercise prices for such shares as provided in the option agreements.

These awards consisted of a combination of cash and shares of class A common stock. Of the aggregate value of each award, 40% was payable in cash and 60% in stock. For purposes of determining the number of shares of class A common stock to be issued in connection with each award, the stock was valued on the basis of the public offering price per share in the initial public offering.

The estimated fair value of these awards was based on using the Black-Scholes pricing model, as allowed under SFAS 123R, totaling $10.2 million on grant date. For the three and six months ended June 30, 2007, we recorded $10.2 million of general and administrative expense for these awards, of which $4.1 million was recorded as “Other liabilities — related parties” for the cash settlement portion and $6.1 million as “Additional paid-in capital” for the stock settlement portion. The liability portion of the awards will be adjusted based upon the final cash settlement amount, but the equity portion is fixed upon the grant date.

When the initial public offering was completed subsequent to June 30, 2007, the awards were settled and 401,133 shares of class A common stock were issued to the founders. In addition, we recorded an adjustment to finalize the liability portion of the awards to reduce the liability to $3.1 million, which will be the amount paid to the founders.

Given the lack of an active public market for our common stock prior to the completion of the initial public offering in August 2007, our board of directors determined the fair value of our class A common stock for valuing stock option awards. In establishing the estimates of fair value, our board of directors considered the guidance set forth in the AICPA Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”, and made retrospective determinations of fair value. The board of directors gave significant consideration to the price of the class A common stock sold to unrelated third parties in the first half of 2006 in determining fair value for purposes of the stock options granted to employees shortly after the sales occurred.

Determining the fair value of our class A common stock requires making complex and subjective judgments. Our approach to valuation is based on a discounted future cash flow approach that uses our estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage our business. There is inherent uncertainty in making these estimates. Although it is reasonable to expect that the completion of our initial public offering will add value to the shares because they will have increased liquidity and marketability, the amount of additional value cannot be measured with precision or certainty.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We follow SFAS No. 109, “Accounting for Income Taxes”. This process requires us to estimate our actual current tax exposure while assessing our temporary differences resulting from the differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to earnings for the deferred tax assets in the period in which we make that determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which our deferred tax assets are located.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We have recorded a partial valuation allowance of $9.9 million as of December 31, 2006, which resulted in a net deferred tax asset of $4.9 million as of December 31, 2006, due to uncertainties related to our ability to utilize a portion of the deferred tax assets in years beyond 2007. Significant future events, including marketing approval by the FDA of AMITIZA for the treatment of irritable bowel syndrome with constipation, are not in our control and could affect our future earnings potential and consequently the amount of deferred tax assets that will be utilized. We determined the amount of the valuation allowance based on our estimates of income in the jurisdictions in which we operate over the periods in which the related deferred tax assets are recoverable.

As of December 31, 2006, we had foreign net operating loss carryforwards of $2.2 million. The foreign net operating loss carryforwards will begin to expire on December 31, 2010. As of December 31, 2006, we had U.S. general business tax credits of $4.4 million, which also may be available to offset future income tax liabilities and will expire if not utilized at various dates beginning December 31, 2022. We have recorded a partial valuation allowance as an offset to our net deferred tax assets due to the uncertainty in determining the timing of the realization of certain tax benefits. In the event that we determine that we will be able to realize all or a portion of these assets, we will make an adjustment to the valuation allowance. The Tax Reform Act of 1986 contains provisions that may limit our ability to use our credits available in any given year in which there has been a substantial change in ownership interest, as defined. The realization of the benefits of the tax credits is dependent on sufficient taxable income in future years. Lack of earnings, a change in the ownership of our company, or the application of the alternative minimum tax rules could adversely affect our ability to utilize these tax credits.

Related Party Transactions

As part of our operations, we enter into transactions with our affiliates. At the time of the transaction, we estimate the fair market value of the transaction based upon estimates of net present value or comparable third party information. For material transactions with our foreign subsidiaries and affiliates, we have evaluated the terms of transactions similar to those that would have prevailed had the entities not been affiliated.

Results of Operations

Comparison of three months ended June 30, 2007 and June 30, 2006

Revenues

The following table summarizes our revenues for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
(In thousands)

Research and development revenue	$38,087	$9,700
Collaboration revenue	37	37
Contract revenue — related parties	114	104
Product royalty revenue	9,562	4,485
Co-promotion revenue	1,134	1,106

Total	$48,934	$15,432

Total revenues were $48.9 million for the three months ended June 30, 2007 compared to $15.4 million for the three months ended June 30, 2006, an increase of $33.5 million. This increase was primarily due to the recognition of the $30.0 million milestone payment earned from Takeda upon the filing of the supplemental NDA for AMITIZA to treat irritable bowel syndrome with constipation in June 2007 and the $5.1 million increase in product royalty revenue from sales of AMITIZA.

Research and development revenue was $38.1 million for the three months ended June 30, 2007 compared to $9.7 million for the three months ended June 30, 2006, an increase of $28.4 million. This increase was primarily due to our completion of the development of AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation, which ended June 30, 2007 and the recognition as revenue of payments previously received from Takeda. We recognized our revenue for this development work ratably over the estimated performance period associated with the development of AMITIZA.

The specific revenue streams associated with research and development revenue for the three months ended June 30, 2007 and 2006 were as follows:

•	In March and May 2005, we received development milestone payments from Takeda totaling $30.0 million related to our efforts to develop AMITIZA. We recognized these payments as research and development revenue ratably over the performance period, resulting in $1.5 million of research and development revenue for the three months ended June 30, 2007 and $2.9 million for the three months ended June 30, 2006. The smaller amount of revenue recognized for the three months ended June 30, 2007 is a result of our determinations to extend the estimated completion of the development period from May 2007 to June 2007.

•	In January 2006, we received a $20.0 million development milestone payment from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $1.0 million of research and development revenue for the three months ended June 30, 2007 and $2.0 million for the three months ended June 30, 2006. We recognized a significant portion of this milestone payment in the three months ended June 30, 2006, the quarter in which it was received, reflecting the fact that we were then well into the estimated development period. The smaller amount of revenue for the three months ended June 30, 2007 also reflects our determinations, subsequent to our receipt of this payment, to extend the estimated completion of the development period.

•	We have received a total of $30.0 million of reimbursement payments for research and development costs from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $1.5 million of research and development revenue for the three months ended June 30, 2007 and $3.0 million for the three months ended June 30, 2006. The smaller amount of revenue recognized for the three months ended June 30, 2007 is a result of our determinations to extend the estimated completion of the development period.

•	In October 2004, we received an up-front payment of $20.0 million from Takeda, of which $17.6 million was associated with the development of AMITIZA. This amount was recognized ratably over the estimated performance period, resulting in $0.9 million of research and development revenue for the three months ended June 30, 2007 and $1.8 million for the three months ended June 30, 2006. The smaller amount of revenue recognized for the three months ended June 30, 2007 is a result of our determination in June 2006 to extend the estimated completion of the development period.

•	We also began to perform services and receive payments from Takeda during the third quarter of 2006 for the following three deliverables: post-marketing studies to evaluate the safety of AMITIZA in patients with renal impairment and patients with hepatic impairment, Phase IV clinical trials of AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients and clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction. Total research and development revenue associated with these three deliverables for the three months ended June 30, 2007 was $3.0 million.

•	We recognized $30.0 million in revenue from Takeda for the three months ended June 30, 2007 upon the filing of the supplemental NDA for AMITIZA to treat irritable bowel syndrome with constipation. This was recognized as revenue upon achieving the milestone because it was the culmination of the earnings process to file the NDA and supplemental NDA for chronic idiopathic constipation and irritable bowel syndrome with constipation.

We began to recognize product royalty payments from Takeda as revenue in the second quarter of 2006 following the product launch of AMITIZA. For the three months ended June 30, 2007, we recognized $9.6 million of product royalty revenue compared to $4.5 million for the three months ended June 30, 2006. This increase reflects the higher market penetration of AMITIZA resulting from the withdrawal of Zelnorm, a competing product, from the U.S. market.

We began to receive reimbursement of costs for our sales force in the second quarter of 2006 following the product launch of AMITIZA. For the three months ended June 30, 2007 and 2006, we recognized $1.1 million of co-promotion revenues for reimbursement of sales force costs.

Research and Development Expenses

Research and development expenses represent costs incurred in connection with the in-licensing of our compounds, clinical trials, activities associated with regulatory filings and manufacturing efforts. Currently, we outsource our clinical trials to independent contract research organizations in order to minimize our overhead. We expense our research and development costs as incurred.

Total research and development expenses for the three months ended June 30, 2007 were $7.3 million compared to $3.4 million for the three months ended June 30, 2006, an increase of $3.9 million. In the three months ended June 30, 2006, our research and development expenses were primarily those associated with the ongoing Phase III clinical trials of AMITIZA for the treatment of irritable bowel syndrome with constipation. In the three months ended June 30, 2007, our research and development expenses were primarily those associated with the end of the IBS-C trial; the initiation of post-marketing studies of AMITIZA to evaluate its safety in pediatric patients, in patients with renal impairment and in patients with hepatic impairment; Phase III clinical trials for OBD; and a Phase II clinical trial for the treatment and prevention of NSAID-induced ulcers.

We consider the continued development of our product pipeline crucial to our success, and we anticipate that our research and development costs will continue to increase as we advance our research and development activities associated with our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of expenses for salaries and related personnel costs and expenses for corporate activities.

The following table summarizes our general and administrative expenses for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
(In thousands)

Salaries, benefits and related costs	$1,696	$1,410
Legal and consulting expenses	647	938
Stock-based compensation	63	2,268
Founders’ stock-based award	10,187	—
Other operating expenses	1,209	617

Total	$13,802	$5,233

General and administrative expenses were $13.8 million for the three months ended June 30, 2007 compared to $5.2 million for the three months ended June 30, 2006, an increase of $8.6 million. This increase was primarily due to the founders’ stock-based award of $10.2 million, offset in part by the decline in stock-based compensation expense from $2.3 million in the prior year. Additionally, there were increases in general and administrative expenses related to increased operational headcount and costs related to our operation of Sucampo Pharma Europe, Ltd., or Sucampo Europe, and Sucampo Pharma, Ltd., or Sucampo Japan. We expect to incur significant increases in our general and administrative expenses as we adopt public reporting requirements, implement enhanced financial reporting controls to comply with Sarbanes-Oxley and improve consolidation procedures and controls related to Sucampo Europe and Sucampo Japan.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA and other selling and marketing expenses, including costs for market research and analysis, marketing and promotional materials, product samples and other costs.

Selling and marketing expenses were $3.7 million for the three months ended June 30, 2007 compared to $3.1 million for the three months ended June 30, 2006, an increase of $0.6 million. This increase was due to costs for market research and analysis, marketing and promotional materials, product samples and other costs.

In connection with our termination of our contract sales agreement with Ventiv and our internalization of our specialty sales force, we expect to incur additional expenses of approximately $250,000 related to the transition, including recruiting and training expenses and a conversion fee we will pay to Ventiv, which will affect our selling and marketing expenses for the quarter ending September 30, 2007.

Milestone Royalties to Related Parties

Milestone royalties to related parties were $1.5 million for the three months ended June 30, 2007. In the three months ended June 30, 2006, we did not incur any milestone royalties. As of June 30, 2007, the $1.5 million milestone royalty was accrued, reflecting the 5% we owe to Sucampo AG with respect to the $30.0 million development milestone payment we earned from Takeda during that period.

Product Royalties to Related Parties

Product royalties to related parties represent our obligation to pay Sucampo AG a royalty of 3.2% of net sales of AMITIZA. The product royalties that we pay to Sucampo AG are based on total product net sales, whether by us or a sublicensee, and not on amounts actually received by us. We began to incur product royalty expenses for net sales of AMITIZA in the second quarter of 2006 following the product launch of AMITIZA. In the three months ended June 30, 2007, we expensed $1.7 million in product royalties to related parties compared to $967,000 for the three months ended June 30, 2006.

Income Taxes

As required under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, or APB No. 28, we have estimated our annual effective tax rate for the full fiscal year 2007 and applied that rate to our income before income taxes in determining our provision for income taxes for the three months ended June 30, 2007 and 2006. For the three months ended June 30, 2007 and 2006, our consolidated annualized effective tax rate was 35.0% and 0%, respectively. The increase in the annualized effective tax rate for the three months ended June 30, 2007 from the three months ended June 30, 2006 was due to the utilization of approximately $4.0 million of U.S. deferred tax assets and an increase in current tax expense resulting from the income earned in the current period. The utilization of our U.S. deferred tax assets for the three months ended June 30, 2006 was offset by a corresponding release of our valuation allowance, which resulted in a 0% effective tax rate. As of June 30, 2007, our remaining valuation allowance against our U.S. deferred tax assets was $8.6 million.

Comparison of six months ended June 30, 2007 and June 30, 2006

Revenues

The following table summarizes our revenues for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
		(restated)
(In thousands)

Research and development revenue	$47,453	$32,141
Contract revenue	—	1,500
Collaboration revenue	74	74
Contract revenue — related parties	230	133
Product royalty revenue	11,871	4,485
Co-promotion revenue	2,267	1,267

Total	$61,895	$39,600

Total revenues were $61.9 million for the six months ended June 30, 2007 compared to $39.6 million (restated) for the six months ended June 30, 2006, an increase of $22.3 million. This increase was primarily due to the recognition of $30.0 million for a research and development milestone payment earned from Takeda upon the filing of the supplemental NDA for AMITIZA to treat irritable bowel syndrome with constipation in June 2007 and the $7.4 million increase in product royalty revenue from sales of AMITIZA.

Research and development revenue was $47.5 million for the six months ended June 30, 2007 compared to $32.1 million (restated) for the six months ended June 30, 2006, an increase of $15.4 million. This increase was primarily due to completion of our development of AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation and the recognition of payments previously received from Takeda. We recognize our revenue for this development work ratably over the estimated performance period associated with the development of AMITIZA.

The specific revenue streams associated with research and development revenue for the six months ended June 30, 2007 and 2006 were as follows:

•	In March and May 2005, we received development milestone payments from Takeda totaling $30.0 million related to our efforts to develop AMITIZA. We recognized these payments as research and development revenue ratably over the performance period, resulting in $3.4 million of research and development revenue for the six months ended June 30, 2007 and $6.4 million for the six months ended June 30, 2006. The smaller amount of revenue recognized for the six months ended June 30, 2007 is a result of our determinations to extend the estimated completion of the development period.

•	In January 2006, we received a $20.0 million development milestone payment from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $2.2 million of research and development revenue for the six months ended June 30, 2007 and $15.1 million for the six months ended June 30, 2006. We recognized a significant portion of this milestone payment in the three months ended March 31, 2006, the quarter in which it was received, reflecting the fact that we were then well into the estimated development period. The smaller amount of revenue for the six months ended June 30, 2007 also reflects our determinations, subsequent to our receipt of this payment, to extend the estimated completion of the development period.

•	We have received a total of $30.0 million of reimbursement payments for research and development costs from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $3.4 million of research and development revenue for the six months ended June 30, 2007 and $6.4 million for the six months ended June 30, 2006. The smaller amount of revenue recognized for the six months ended June 30, 2007 is a result of our determinations to extend the estimated completion of the development period.

•	In October 2004, we received an up-front payment of $20.0 million from Takeda, of which $17.6 million was associated with the development of AMITIZA. This amount was recognized ratably over the estimated performance period, resulting in $2.0 million and $3.8 million of research and development revenue for the six months ended June 30, 2007 and 2006, respectively. The smaller amount of revenue recognized for the six months ended June 30, 2007 is a result of our determination in June 2006 to extend the estimated completion of the development period.

•	We also began to perform services and receive payments from Takeda during the third quarter of 2006 for the following three deliverables: post-marketing studies to evaluate the safety of AMITIZA in patients with renal impairment and patients with hepatic impairment, Phase IV clinical trials of AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients and clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction. Total research and development revenue associated with these three deliverables for the six months ended June 30, 2007 was $5.3 million.

•	We recognized $30.0 million in revenue from Takeda for the six months ended June 30, 2007 upon the filing of the supplemental NDA for AMITIZA to treat irritable bowel syndrome with constipation. This was recognized as revenue upon achieving the milestone because it was the culmination of the earnings process to file the NDA and supplemental NDA for chronic idiopathic constipation and irritable bowel syndrome with constipation.

We had no contract revenue for the six months ended June 30, 2007 compared to $1.5 million (restated) for the six months ended June 30, 2006. Contract revenue represents amounts released from previously deferred revenue that we recognized upon the expiration of the option granted to Takeda for joint development and commercialization rights for AMITIZA in Europe, Africa and the Middle East.

We began to recognize product royalty payments from Takeda as revenue in the second quarter of 2006 following the product launch of AMITIZA. For the six months ended June 30, 2007, we recognized $11.9 million of product royalty revenue compared to $4.5 million for the six months ended June 30, 2006.

We began to receive reimbursement of costs for our sales force in the second quarter of 2006 following the product launch of AMITIZA. For the six months ended June 30, 2007, we recognized $2.3 million of co-promotion revenues, of which approximately $158,000 was for reimbursement of costs for miscellaneous marketing activities and approximately $2.1 million was for reimbursement of sales force costs. For the six months ended June 30, 2006, we recorded $1.3 million (restated) as co-promotion revenues, of which approximately $162,000 was for reimbursement of costs for miscellaneous marketing activities and $1.1 million was for reimbursement of sales force costs.

Research and Development Expenses

Total research and development expenses for the six months ended June 30, 2007 were $13.3 million compared to $9.5 million for the six months ended June 30, 2006, an increase of $3.8 million. The higher costs in 2007 reflect the significant research and development expenses incurred by us during that period in connection with the filing of the supplemental NDA for the treatment of irritable bowel syndrome with constipation; the initiation of post-marketing safety studies in pediatric patients, in patients with renal impairment and in patients with hepatic impairment; Phase III studies for OBD; and a Phase II study of NSAID-induced ulcers. In 2006, our research and development expenses were primarily those associated with the ongoing Phase III clinical trials of AMITIZA for the treatment of irritable bowel syndrome with constipation.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
		(restated)
(In thousands)

Salaries, benefits and related costs	$3,243	$2,799
Legal and consulting expenses	1,367	1,831
Stock-based compensation	(142)	2,268
Founders’ stock-based awards	10,187	—
Other operating expenses	1,980	1,302

Total	$16,635	$8,200

General and administrative expenses were $16.6 million for the six months ended June 30, 2007 compared to $8.2 million (restated) for the six months ended June 30, 2006, an increase of $8.4 million. This increase was due primarily to the founders’ stock-based award of $10.2 million granted in June 2007, offset in part by the decline in stock-based compensation expenses from the $2.3 million recorded in the prior year. We also had increases in operational headcount, rent for additional leased office space and a one-time bonus payment to our employees upon receipt of marketing approval for AMITIZA to treat chronic idiopathic constipation in adults, as well as professional fees in connection with our acquisition of the capital stock of Sucampo Europe and Sucampo Japan.

We recorded a cumulative out-of-period adjustment of approximately $358,000 during the six months ended June 30, 2007 to reduce an overstatement of additional paid-in capital and general administrative expenses that had been recorded as of and for the year ended December 31, 2006 in connection with certain employee stock options awarded in 2006. The error resulted from applying the incorrect contractual term for certain employee stock options. The impacts of this adjustment were not material to the consolidated financial statements for the year ended December 31, 2006, for the corresponding interim periods or for the period in which it was recorded, as the adjustment consisted of insignificant amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2006.

Selling and Marketing Expenses

Selling and marketing expenses were $7.0 million for the six months ended June 30, 2007 compared to $4.0 million (restated) for the six months ended June 30, 2006, an increase of $3.0 million. This increase was due to incurring selling and marketing expenses, including costs for market research and analysis, marketing and promotional materials, product samples and other costs, for six months in 2007 compared to three months in 2006.

Milestone Royalties to Related Parties

Milestone royalties to related parties were $1.5 million and $1.25 million for the six months ended June 30, 2007 and 2006, respectively. These royalties are payable to Sucampo AG, reflecting the 5% we owed them in respect of the $30.0 million development milestone earned from Takeda during that period. The milestone royalties to related parties of $1.25 million for the six months ended June 30, 2006 were paid to Sucampo AG reflecting the 5% we owed them in respect of the $20.0 million development milestone payment we received from Takeda during that period, and a $250,000 milestone payment for regulatory approval of AMITIZA.

Product Royalties to Related Parties

We began to incur product royalty expenses for net sales of AMITIZA in the second quarter of 2006 following the product launch of AMITIZA. In the six months ended June 30, 2007, we expensed $2.1 million in product royalties to related parties compared to $967,000 for the six months ended June 30, 2006.

Income Taxes

As required under APB No. 28, we have estimated our annual effective tax rate for the full fiscal year 2007 and 2006 and applied that rate to our income before income taxes in determining our provision for income taxes for the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, our consolidated annualized effective tax rate was 35.2% and 0%, respectively. The increase in the annualized effective tax rate for the six months ended June 30, 2007 from the six months ended June 30, 2006 was due to the utilization of approximately $4.4 million of U.S. deferred tax assets and an increase in current tax expense resulting from the income earned in the current period. The utilization of our U.S. deferred tax assets for the six months ended June 30, 2006 was offset by a corresponding release of our valuation allowance, which resulted in a 0% effective tax rate. As of June 30, 2007, our remaining valuation allowance against our U.S. deferred tax assets was $8.6 million.

Reportable Geographic Segments

We have determined that we have three reportable geographic segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the United States, Europe and Japan. We evaluate the performance of these segments on the basis of income from operations. The following is a summary of financial information by reportable segment.

				Intercompany
	United States	Europe	Japan	Eliminations	Combined
(In thousands)

Three Months Ended June 30, 2007
Total revenues	$48,924	$—	$220	$(210)	$48,934
Income (loss) from operations	21,478	(144)	(475)	—	20,859
Income (loss) before income taxes	21,957	(149)	(436)	—	21,372
Identifiable assets (end of period)	91,613	209	2,168	(4,898)	89,091
Three Months Ended June 30, 2006
Total revenues	$15,432	$—	$—	$—	$15,432
Income (loss) from operations	2,905	(103)	(51)	—	2,751
Income (loss) before income taxes	3,579	(103)	(1)	—	3,475
Six Months Ended June 30, 2007
Total revenues	$61,874	$—	$441	$(420)	$61,895
Income (loss) from operations	22,202	(309)	(495)	—	21,398
Income (loss) before income taxes	22,998	(317)	(452)	—	22,229
Identifiable assets (end of period)	91,613	209	2,168	(4,898)	89,091
Six Months Ended June 30, 2006
Total revenues (restated)	$38,071	$1,500	$29	$—	$39,600
Income (loss) from operations (restated)	14,463	1,242	(72)	—	15,633
Income (loss) before income taxes (restated)	15,455	1,234	77	16	16,782

Liquidity and Capital Resources

Sources of Liquidity

We require cash principally to meet our operating expenses. We have financed our operations since inception with a combination of private placements of equity securities, up-front and milestone payments received from Takeda and R-Tech Ueno, Ltd., or R-Tech, an affiliate, and research and development expense reimbursements from Takeda. From inception through June 30, 2007, we had raised net proceeds of $55.3 million from private equity financings. From inception through June 30, 2007, we had also received an aggregate of $110.5 million in up-front, milestone, option and expense reimbursement payments from third parties. We operated profitably in the six months ended June 30, 2007 and 2006, principally as a result of the development milestones and product royalties that we earned from Takeda. As of June 30, 2007, we had cash and cash equivalents and short-term investments of $37.0 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
(In thousands)

Cash (used in) provided by:
Operating activities	$(12,824)	$(548)
Investing activities	(1,321)	(189)
Financing activities	(632)	19,018
Effect of exchange rates	(69)	(43)

Net (decrease) increase in cash and cash equivalents	$(14,846)	$18,238

Six months ended June 30, 2007

Net cash used in operating activities was $12.8 million for the six months ended June 30, 2007. This reflected net income of $14.4 million offset by an increase in accounts receivable of $38.9 million and a decrease in deferred revenue of $11.2 million. The decrease in deferred revenue primarily related to the amortization of deferred research and development revenue over the performance period of the development of AMITIZA.

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2007. This primarily reflected our purchases of property and equipment associated with the move of our offices in the United States. The relocation of our headquarters occurred in July 2007.

Net cash used in financing activities was $632,000 for the six months ended June 30, 2007. This reflected payments incurred for our initial public offering which was consummated in August 2007.

Six months ended June 30, 2006

Net cash used in operating activities was $548,000 for the six months ended June 30, 2006. This reflected net income of $16.8 million (restated), which included a non-cash charge of $2.6 million of stock-based compensation expense. We also had an increase in accounts receivable of $6.2 million, primarily related to product royalty revenue for AMITIZA and co-promotion revenues from Takeda, and a decrease in deferred revenue of $12.5 million (restated). The decrease in deferred revenue primarily related to the amortization of deferred research and development revenue over the performance period of the development of AMITIZA.

Net cash used in investing activities was $189,000 for the six months ended June 30, 2006. This reflected our purchases of auction rate securities and property and equipment, offset in part by proceeds received from sales and maturities of auction rate securities.

Net cash provided by financing activities was $19.0 million for the six months ended June 30, 2006. This reflected $23.9 million in net proceeds raised in a private placement sale of 2,398,759 shares of class A common stock, $1.2 million in funds received from borrowings under related party debt instruments, $1.3 million of payments incurred for our completed initial public offering and $4.8 million of repayments under related party debt instruments.

Commitments and Contingencies

As of June 30, 2007, our principal outstanding contractual obligations related to our office leases in Bethesda, Maryland, England and Japan. The following table summarizes these significant contractual obligations as of June 30, 2007:

	July 1, 2007
	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
(In thousands)

Contractual obligations:
Operating leases	$479	$1,429	$1,321	$969	$938	$5,159	$10,295

The above table does not include:

•	Contingent milestone and royalty obligations under our license agreement with Sucampo AG. These obligations are described in more detail above, and include obligations to pay Sucampo AG:

•	5% of every milestone payment we receive from a sublicensee;

•	$500,000 upon initiation of the first Phase II clinical trial for each compound in each of the three territories covered by the license;

•	$1.0 million for the first NDA filing or comparable foreign regulatory filing for each compound in each of these three territories; and

•	royalty payments ranging from 2.1% to 6.5% of net sales of products covered by patents licensed to us by Sucampo AG.

•	Expenses under agreements with contract research organizations for clinical trials of our product candidates. The timing and amount of these disbursements are based on a variety of factors, such as the achievement of specified milestones, patient enrollment, services rendered or the incurrence of expenses by the contract research organization. As a result, we must reasonably estimate the potential timing and amount of these payments. We estimate our current commitments to contract research organizations at June 30, 2007 to be $2.7 million for the six months ending December 31, 2007 and $1.2 million for the year ending December 31, 2008.

In addition, the FDA has required us to perform two post-marketing studies to evaluate the safety of AMITIZA in patients with renal impairment and patients with hepatic impairment. Under our collaboration agreement with Takeda, the costs for these studies will be shared 70% by Takeda and 30% by us. We do not anticipate our portion of these expenses will exceed $5.0 million.

Funding Requirements

In addition to our normal operating expenses, we estimate that our specific funding requirements through the first half of 2008 will include:

•	Up to $1.0 million to fund our 30% share of the two post-marketing studies of AMITIZA to evaluate its safety in patients with renal impairment and patients with hepatic impairment. We initiated these studies in January 2007.

•	Approximately $18.0 million to fund development and regulatory activities for SPI-8811 and SPI-017, which we expect will enable us to substantially complete at least the following development efforts:

•	a Phase II clinical trial of SPI-8811 for the prevention and treatment of NSAID-induced ulcers, which we plan to commence by the third quarter of 2007;

•	a Phase II proof-of-concept study of SPI-8811 in patients with portal hypertension, which we plan to commence in the fourth quarter of 2007;

•	a Phase II clinical trial of SPI-8811 in patients with cystic fibrosis, which we plan to commence by the second quarter of 2008; and

•	Phase I clinical trials of an intravenous formulation of SPI-017 for peripheral arterial and vascular disease and stroke, which we plan to commence in 2008;

•	Up to $12.0 million to fund the expansion of our commercialization activities in the United States and the initiation of commercialization efforts in non-U.S. markets;

•	Up to $1.0 million to fund regulatory efforts by Sucampo Europe and Sucampo Japan for AMITIZA and SPI-8811;

•	Up to $6.0 million for research and development activities for prostone compounds other than AMITIZA, SPI-8811 and SPI-017; and

•	Up to $1.0 million to fund costs in connection with computers, software and information technology to support growth in our business.

Takeda will fund 100% of the Phase IV clinical trials of AMITIZA for the treatment of Constipation in pediatric patients that we initiated in January 2007.

We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents and internally generated funds from AMITIZA product sales, will be sufficient to enable us to fund our operating expenses for the next twelve months. We have based this estimate on assumptions that may prove to be wrong. There are numerous risks and uncertainties associated with AMITIZA product sales and with the development and commercialization of our product candidates. Our future capital requirements will depend on many factors, including:

•	the level of AMITIZA product sales;

•	the scope, progress, results and costs of preclinical development and laboratory testing and clinical trials for our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number and development requirements of other product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to establish and maintain collaborations, such as our collaboration with Takeda; and

•	changes in our business plan as a result of changes in the market conditions resulting from withdrawal or approval of competing products, such as recently occurred when Novartis withdrew Zelnorm from the U.S. market.

In particular, we could require external sources of funds for acquisitions that we determine to make in the future.

To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for development funding by Takeda, we do not currently have any commitments for future external funding.

Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. In addition, any future equity funding may dilute the ownership of our equity investors.

Effects of Inflation

Our most liquid assets are cash, cash equivalents and short-term investments. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheets. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Effects of Foreign Currency

We currently incur a portion of our operating expenses in the United Kingdom and Japan. The reporting currency for our condensed consolidated financial statements is U.S. Dollars. As such, our results of operations could be adversely effected by changes in exchange rates either due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign exchange rate exposure.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Accounting Pronouncements

In February 2007, the FASB Staff issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which provides entities with the opportunity to measure certain financial instruments at fair value. We will be required to adopt SFAS 159 for the year beginning January 1, 2008. We are assessing SFAS 159 and its impact on our future consolidated financial statements.

In June 2007, the Emerging Issues Task Force issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, or EITF 07-3, which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. We will be required to adopt EITF 07-3 for the year beginning after December 15, 2007. We are currently assessing EITF 07-3 and do not expect a material impact on our future condensed consolidated financial statements upon its adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our international sales generally are denominated in United States Dollars, and are, therefore, not exposed to changes in foreign currency exchange rates.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of June 30, 2007.

Item 4T.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007, the end of the period covered by this report on Form 10-Q. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO.

Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to our company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

In connection with the acquisition of Sucampo Europe and Sucampo Japan and our preparation of audited financial information for those two entities for the year ended December 31, 2005, we identified control deficiencies relative to those entities that constitute material weaknesses in the design and operation of our internal control over financial reporting.

In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The material weakness we identified is as follows:

•	We did not maintain effective controls over the preparation, review and presentation of the financial information prepared in accordance with U.S. generally accepted accounting principles reflecting Sucampo Europe and Sucampo Japan operations. Specifically, effective controls were not designed and in place to adequately review, analyze and monitor these affiliates’ financial information, nor did we have a standard reporting format for these affiliates, accounting procedures and policies manuals, formally documented controls and procedures or a formal process to review and analyze financial information of these affiliates. This control deficiency resulted in adjustments to revenue, deferred revenue, accounts payable, accrued expenses, other liabilities and notes payable accounts, as well as the statement of cash flows. Additionally, this control deficiency could result in a misstatement in a number of our financial statement accounts, including the statement of cash flows, resulting in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Sucampo Europe and Sucampo Japan collectively accounted for 0.03% of our total revenues for the six months ended June 30, 2007 and 3.9% of our total revenues for the six months ended June 30, 2006.

We have not yet fully remediated the material weaknesses in the area of effective controls over the preparation, review and presentation of financial information prepared in accordance with U.S. generally accepted accounting principles reflecting Sucampo Europe’s and Sucampo Japan’s operations. If we are unable to remediate this material weakness, we may not be able to accurately and timely report our financial position, results of operations or cash flows as a public company.

The process of improving our internal controls has required and will continue to require us to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. There can be no assurance that any actions we take will be successful.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis.

b)  Changes in Internal Controls

No change in our internal control over financial reporting occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the following factors should be considered carefully in evaluating our business and us.

Risks Related to Our Limited Commercial Operations

We have historically incurred significant losses and we might not achieve or maintain operating profitability.

We initiated commercial sales of our first product, AMITIZA, for the treatment of chronic idiopathic constipation in adults in April 2006, and we first generated product royalty revenue in the quarter ended June 30, 2006. Since our formation, we have incurred significant operating losses and, as of June 30, 2007, we had an accumulated deficit of $9.0 million. Although we had net income of $16.8 million in the first half of 2006 and $14.4 million in the first half of 2007, this was primarily attributable to our development milestones of $20.0 million and $30.0 million earned in 2006 and in 2007, respectively, which we recognized as revenue over the development period, which was completed in June 2007. Our historical losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for at least the next several years as we continue our research activities and conduct development of, and seek regulatory approvals for, additional indications for AMITIZA and for other drug candidates. Under our collaboration agreement with Takeda, Takeda reimbursed us for the first $30.0 million in research and development expenses we incurred related to AMITIZA for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation, and we are responsible for the next $20.0 million. Takeda’s reimbursement obligation covered substantially all of our research and development expenses for AMITIZA through 2005, by which time Takeda had satisfied its full $30.0 million reimbursement obligation. Accordingly, the unreimbursed portion of our research and development expenses increased significantly in 2006 and the first half of 2007. Whether we are able to achieve operating profitability in the future will depend upon our ability to generate revenues that exceed our expenses. Changes in market conditions, including the failure or approval of competing products, may require us to incur more expenses or change the timing of expenses such that we may incur unexpected losses. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and maintain profitability, the market value of our class A common stock will decline and you could lose all or a part of your investment.

If we are unable to successfully commercialize our first product, AMITIZA, for the treatment of chronic idiopathic constipation in adults or other indications for which we are developing this drug, including irritable bowel syndrome with constipation, or experience significant delays in doing so, our ability to generate product-based revenues and achieve profitability will be jeopardized.

In the near term, our ability to generate product-based revenues will depend on the successful commercialization and continued development of AMITIZA. We recorded our first product royalty revenue from AMITIZA in the quarter ended June 30, 2006. The commercial success of AMITIZA will depend on several factors, including the following:

•	the effectiveness of Takeda’s sales force, as supplemented by our internal specialty sales force, in marketing and selling AMITIZA in the United States for the treatment of chronic idiopathic constipation in adults;

•	the ability of R-Tech, which has the exclusive right to manufacture and supply AMITIZA, or any substitute manufacturer to supply quantities sufficient to meet market demand and at acceptable levels of quality and price;

•	acceptance of the product within the medical community and by third-party payors;

•	successful completion of clinical trials of AMITIZA for the treatment of other constipation-related gastrointestinal indications beyond chronic idiopathic constipation and irritable bowel syndrome with constipation, and acceptance of the results of these trials by regulatory authorities; and

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities for the treatment of other indications, including marketing approval in the United States for AMITIZA to treat irritable bowel syndrome with constipation.

If we are not successful in commercializing AMITIZA for the treatment of chronic idiopathic constipation or other indications, or are significantly delayed in doing so, our business will be materially harmed.

We have limited experience commercializing drug products. If we are not successful in making the transition from a pre-commercial stage company to a commercial company, our ability to become profitable will be compromised.

For most of our operating history, we have been a pre-commercial stage company. We are in the process of transitioning to a company capable of supporting commercial activities, and we may not be successful in accomplishing this transition. Our operations to date have been limited largely to organizing and staffing our company, developing prostone technology, undertaking preclinical and clinical trials of our product candidates and coordinating the U.S. regulatory approval process for AMITIZA for the treatment of chronic idiopathic constipation in adults. To make the transition to a commercial company, we will need to continue to develop internally, or contract with third parties to provide us with, the capabilities to manufacture a commercial scale product and to conduct the sales and marketing activities necessary for successful product commercialization. While we are currently utilizing R-Tech to perform these manufacturing functions and Takeda to perform many of these sales and marketing functions with respect to the sale of AMITIZA in the United States, we may nevertheless encounter unforeseen expenses, difficulties, complications and delays as we establish these commercial functions for AMITIZA and for other products for which we may receive regulatory marketing approval. As we continue to develop and seek regulatory approval of additional product candidates and additional indications for AMITIZA, and to pursue regulatory approvals for AMITIZA and other products outside the United States, it could be difficult for us to obtain and devote the resources necessary to successfully manage our commercialization efforts. If we are not successful in completing our transition to a commercial company, our ability to become profitable will be jeopardized and the market price of our class A common stock is likely to decline.

Risks Related to Employees and Managing Growth

If we are unable to retain our chief executive and chief scientific officer and other key executives, we may not be able to successfully develop and commercialize our products, particularly in light of the recent resignation of our president and chair of our board of directors.

We are highly dependent on Dr. Ryuji Ueno, our chief executive officer and chief scientific officer, and the other principal members of our executive and scientific teams, including Ronald Kaiser, our chief financial officer, Mariam Morris, our chief accounting officer, Brad Fackler, our executive vice president of commercial operations, Gayle Dolecek, our senior vice president of research and development, Kei Tolliver, our vice president of business development and company operations, and Charles Hrushka, our vice president of marketing. The loss of the services of any of these persons might impede the achievement of our product development and commercialization objectives and it might be difficult to recruit a replacement executive for any of their positions. We have employment agreements with these executives, but these agreements are terminable by the employees on short or no notice at any time without penalty to the employee. We do not maintain key-man life insurance on any of our executives.

Dr. Sachiko Kuno, who had been serving as our president and chair of our board of directors, resigned as an executive officer and director of our company effective May 31, 2007. Although we expect that Dr. Kuno will continue to work for our company as a part-time employee, many of her duties will need to be assumed by our existing senior executives until we are able to identify and hire one or more additional senior executives to take her place. This could distract our senior management from their existing responsibilities and compromise our ability to effectively manage our company.

If we fail to attract, retain and motivate qualified personnel, we may not be able to pursue our product development and commercialization programs.

Recruiting and retaining qualified scientific and commercial personnel, including clinical development, regulatory, and marketing and sales executives and field personnel, will be critical to our success. If we fail to recruit and then retain these personnel, our ability to pursue our clinical development and product commercialization programs will be compromised. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions.

We expect to expand our development, regulatory, sales and marketing, and finance and accounting capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales and marketing and finance and accounting. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. The challenges of managing our growth will become more significant as we expand the operations of Sucampo Europe and Sucampo Japan. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The requirements of being a public company may strain our resources and distract management.

As a public company, we will incur significant legal, accounting, corporate governance and other expenses that we did not incur as a private company. We will be subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, The NASDAQ Global Market, and other rules and regulations. These rules and regulations may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We currently do not have an internal audit group. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to devote significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns. In addition, we will need to hire additional accounting staff with appropriate public company experience and technical accounting knowledge and we cannot assure you that we will be able to do so in a timely fashion.

These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Related to Product Development and Commercialization

Commercial rights to some prostone compounds will revert back to Sucampo AG in the future unless we devote sufficient development resources to those compounds during the next several years; if any of the compounds that revert back to Sucampo AG subsequently become valuable compounds, we will have lost the commercial rights to those compounds and will not be able to develop or market them, and the reverted compounds could ultimately compete with compounds we are developing or marketing.

Sucampo AG has granted to us an exclusive worldwide license to develop and commercialize products based upon Sucampo AG’s extensive portfolio of U.S. and foreign patents and patent applications relating to prostone technology. To retain our license rights to any prostone compounds other than AMITIZA, SPI-8811 and SPI-017, which are perpetual, we are required to perform preclinical testing over a specified period on those compounds and to generate specified pharmacological and toxicity data. The specified period ends on the later of June 30, 2011 or the date upon which Drs. Kuno and Ueno no longer control our company. Following the end of the specified period, Sucampo AG can terminate our license with respect to any compounds as to which we have not performed the required testing, except for any compounds we designate as compounds for which we intend in good faith to perform the required testing within 15 months following the expiration of the specified period. At the end of that 15-month period, Sucampo AG may terminate our license as to any of the designated compounds for which we have not performed the required testing.

We will need to focus our development resources and funding on a limited number of compounds during the specified period. The decision whether to commit development resources to a particular compound will require us to determine which compounds have the greatest likelihood of commercial success. Dr. Ueno and his staff will be primarily responsible for making these decisions on our behalf. Dr. Ueno and his wife, Dr. Kuno, indirectly own all the stock of Sucampo AG. In this process, we will likely commit resources to some compounds that do not prove to be commercially feasible and we may overlook other compounds that later prove to have significant commercial potential. If we do not identify and commit resources to one of these valuable compounds, the commercial rights with respect to the compound will eventually revert back to Sucampo AG. After the reversion of these rights to Sucampo AG, we will have no ability to develop or commercialize the compound. Although Sucampo AG will be prohibited from developing products that compete with our products prior to the end of the specified period, thereafter they will be free to develop competitive products. In addition, although Sucampo AG will be prohibited from marketing products that compete with our products for 24 months after the end of the specified period, after that date Sucampo AG will be permitted to market products, including products covered by the reverted license rights, in competition with us.

If our preclinical studies do not produce successful results or if our clinical trials do not demonstrate safety and efficacy in humans, our ability to develop additional indications for AMITIZA and to develop and commercialize other product candidates will be impaired.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

Preclinical and clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and as a result we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we consider to be promising. For example, the efficacy results in two of our Phase II trials of SPI-8811, specifically the trials for the treatment of non-alcoholic fatty liver disease and for the treatment of symptoms associated with cystic fibrosis, were inconclusive. Therefore, further clinical testing will be required in connection with the development of this compound for these indications;

•	design of or enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays, or participants may drop out of our clinical trials at rates that are higher than we currently anticipate;

•	we might have to suspend or terminate our clinical trials, or perform additional trials, if we discover that the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we currently anticipate;

•	we might have difficulty obtaining sufficient quantities of the product candidate being tested to complete our clinical trials;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•	the effects of our product candidates may not be the desired or anticipated effects or may include undesirable side effects, or the product candidates may have other unexpected characteristics. For example, in preclinical tests of AMITIZA, the drug demonstrated a potential to cause fetal loss in guinea pigs and, as a result, its label includes cautionary language as to its use by pregnant women.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not be able to obtain marketing approval; or

•	obtain approval for indications that are not as broad as those for which we apply.

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

We are required to conduct supplemental post-marketing clinical trials of AMITIZA and we may elect to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval in jurisdictions outside the United States. These supplemental trials could be costly and could result in findings inconsistent with or contrary to our historic U.S. clinical trials.

In connection with our marketing approval for AMITIZA for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. In the future, we may be required, or we may elect, to conduct additional clinical trials of AMITIZA. In addition, if we seek marketing approval from regulatory authorities in jurisdictions outside the United States, such as the European Medicines Agency, or EMEA, they may require us to submit data from supplemental clinical trials in addition to data from the clinical trials that supported our U.S. filings with the FDA. Any requirements to conduct supplemental trials would add to the cost of developing our product candidates. Additional or supplemental trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in new restrictions on AMITIZA’s existing marketing approval for chronic idiopathic constipation in adults or could force us to stop selling AMITIZA altogether. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for AMITIZA or for other product candidates, could cause regulators to impose restrictive conditions on marketing approvals and could even make it impossible for us to obtain marketing approval. Any of these results could materially impair our ability to generate revenues and to achieve or maintain profitability.

If we are unable to establish sales and marketing capabilities or successfully use third parties to market and sell our products, we may be unable to generate sufficient product revenues to become profitable.

We currently have limited sales and distribution capabilities and little experience in marketing and selling pharmaceutical products. To achieve commercial success for AMITIZA and any other approved products, we must either further develop a sales and marketing organization and/or outsource these functions to third parties. There are risks associated with either of these alternatives. For example, developing or expanding a sales force can be expensive and time consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing capabilities were delayed, we would incur related expenses too early relative to the product launch. This may be costly, and our investment would be lost if we could not retain our sales and marketing personnel.

We have entered into a joint collaboration and license agreement with Takeda for the commercialization of AMITIZA for gastrointestinal indications in the United States and Canada. Takeda will broadly market AMITIZA for the treatment of chronic idiopathic constipation in adults and for other constipation-related gastrointestinal indications, if approved, to office-based specialty physicians and primary care physicians in the United States. The Takeda sales force dedicated to selling AMITIZA will be significantly larger than our contract sales force, and we will therefore be heavily dependent on the marketing and sales efforts of Takeda. If our contract specialty sales force is not effective, or if Takeda is less successful in selling AMITIZA than we anticipate, our ability to generate revenues and achieve profitability will be significantly compromised.

Prior to July 1, 2007, we utilized Ventiv Commercial Services, LLC, or Ventiv, to provide us with a contract specialty sales force to market AMITIZA to hospital-based specialist physicians and long-term care facilities. We terminated our agreement with Ventiv effective July 1, 2007 and we have internalized a significant portion of their sales staff as employees of our company and recruited the remainder from other pharmaceutical sales forces. This internalization effort may not succeed and our ability to generate revenues and profits may be adversely affected.

We face substantial competition which may result in others discovering, developing or commercializing products earlier or more successfully than we do.

The development and commercialization of pharmaceutical products is highly competitive. We expect to face intense competition with respect to AMITIZA and our other product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than AMITIZA or the other product candidates that we are developing or that would render AMITIZA or our other product candidates obsolete or uncompetitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours or achieve product commercialization before we do. A competitive product might become more popular if it is approved for sale over the counter. If any of our competitors develops a product that is more effective, safer or more convenient for patients, or is able to obtain FDA approval for commercialization before we do, we may not be able to achieve market acceptance for our products, which would impair our ability to generate revenues and recover the substantial developments costs we have incurred and will continue to incur.

There are currently approved therapies for the diseases and conditions addressed by AMITIZA. For example, Zelnorm®, which is marketed by Novartis Pharmaceuticals Corporation, has been approved both for the treatment of chronic idiopathic constipation in adults under 65 years of age and for the short-term treatment of irritable bowel syndrome with constipation in women. In March 2007, Zelnorm was withdrawn from the U.S. market by Novartis at the request of the FDA, but may continue to be sold in other countries and may be acquired for use by individuals in the United States and in other markets. In July 2007, Zelnorm was granted a limited treatment investigational new drug, or IND, by the FDA, allowing for restricted use of Zelnorm by certain patients. We expect a minimal impact on AMITIZA business as a result of this IND. Zelnorm may be re-introduced to the U.S. and other markets for a more general distribution at a later date. In addition, the osmotic laxatives MiraLaxtm (polyethylene glycol 3350), which is marketed by Braintree Laboratories, Inc., and lactulose, which is produced by Solvay S.A., have each been approved for the short-term treatment of occasional constipation. Miralax was recently approved for sale as an over-the-counter treatment.

Several companies also are working to develop new drugs and other therapies for these same diseases and conditions. Some of these potential competitive drug products include:

•	Drugs targeting serotonin receptors for the treatment of irritable bowel syndrome with constipation, such as Renzapride, being developed by Alizyme plc and currently in Phase III clinical trials, and DDP733, being developed by Dynogen Pharmaceuticals, Inc. and currently in Phase II clinical trials;

•	Opioid antagonists such as methylnaltrexone, being developed by Progenics Pharmaceuticals, Inc., for the treatment of opioid-induced bowel dysfunction. Progenics and its partner Wyeth Pharmaceuticals recently filed an NDA with the FDA for a subcutaneous formulation of this drug for the treatment of opioid-induced bowel dysfunction in patients receiving palliative care; and

•	TD-5108, being developed by Theravance, Inc. for the treatment of chronic constipation, and linaclotide, being developed by Microbia, Inc. for the treatment of irritable bowel syndrome with constipation, both of which have recently completed phase II clinical trials.

Many patients are treated for chronic idiopathic constipation with competing over-the-counter products that are sold for occasional or infrequent use or for recurring use and that are directly competitive with our products.

We face similar competition from approved therapies and potential drug products for the diseases and conditions addressed by SPI-8811 and SPI-017, and are likely to face significant competition for any other product candidates we may elect to develop in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The commercial success of AMITIZA and any other products that we may develop will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

AMITIZA and any other products that we bring to the market may not gain acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate sufficient product revenues to become profitable. The degree of market acceptance of AMITIZA and any other products approved for commercial sale will depend on a number of factors, including:

•	the prevalence and severity of any side effects. For example, the most common side effects reported by participants in our clinical trials of AMITIZA for the treatment of chronic idiopathic constipation were nausea, which was reported by 31% of trial participants, and diarrhea and headache, both of which were reported by 13% of trial participants;

•	the efficacy and potential advantages over alternative treatments;

•	the competitiveness of the pricing of our products;

•	the relative convenience and ease of administration of our products compared with other alternatives;

•	the timing of the release of our products to the public compared to alternative products or treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies; the strength of marketing and distribution support; and

•	the level of third-party coverage or reimbursement.

The recent withdrawal of Zelnorm from the U.S. market might adversely affect market acceptance of AMITIZA. The FDA requested that Novartis discontinue marketing Zelnorm based on a recently identified finding of an increased risk of serious cardiovascular adverse events associated with use of the drug. Although the mechanism of action of AMITIZA is different from that of Zelnorm, and although AMITIZA has not been associated with serious adverse cardiovascular events, nonetheless the withdrawal of Zelnorm may result in heightened concerns in the minds of some patients or physicians about the safety of using alternative treatments such as AMITIZA.

In addition, Adolor Corporation, the developer of an opioid antagonist, Entereg® (alvimopan), for the treatment of opioid-induced bowel dysfunction, recently announced that it was withdrawing its protocol for an additional Phase III clinical trial of Entereg to treat this condition, which had previously been filed with the FDA. This decision was reportedly based upon preliminary Phase III trial safety results that suggest potential links between use of Entereg and adverse cardiovascular events, tumor development and bone fractures. It is possible that this development, coming so shortly after the withdrawal of Zelnorm, could further confuse patients and physicians and lead to reluctance on their part to use and to prescribe new drugs to treat gastrointestinal conditions, even those with different mechanisms of action such as AMITIZA.

If we are unable to obtain adequate reimbursement from third-party payors for AMITIZA and any other products that we may develop, or acceptable prices for those products, our revenues and prospects for profitability will suffer.

Our revenues and ability to become profitable will depend heavily upon the availability of adequate reimbursement for the use of our products from governmental and other third party payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost effective; and

•	neither experimental nor investigational.

Obtaining reimbursement approval for a product from each government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or comparable authorities. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. If we are not able to obtain coverage and profitable reimbursement promptly from government-funded and private third-party payors for our products, our ability to generate revenues and become profitable will be compromised.

Recent federal legislation will increase the pressure to reduce prices of prescription drugs paid for by Medicare, which could limit our ability to generate revenues.

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we will be required to sell products to Medicare recipients through drug procurement organizations operating pursuant to this legislation. These organizations will negotiate prices for our products, which are likely to be lower than those we might otherwise obtain. Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as AMITIZA and the other product candidates that we are developing.

Legislation has been proposed from time to time that would permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could force us to lower the prices at which we sell our products and impair our ability to derive revenues from these products.

Legislation has been introduced from time to time in the U.S. Congress that would permit more widespread re-importation of drugs from foreign countries into the United States. This could include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decrease in the price we receive for any approved products, which, in turn, could impair our ability to generate revenues. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales.

Foreign governments tend to impose strict price controls, which may limit our ability to generate revenues.

In some foreign countries, particularly Japan and the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable in particular countries or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenue and profitably distribute products in these countries could be compromised.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure, both from the testing of our product candidates in human clinical trials and from the sale of AMITIZA and any other drugs we may sell in the future. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for AMITIZA or any other product that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to continue to commercialize AMITIZA or to commercialize any other product that we may develop.

We currently have product liability insurance that covers our clinical trials in adult patients and our commercial sales of AMITIZA up to an annual aggregate limit of $20.0 million and that covers our clinical trials of AMITIZA in pediatric patients up to an annual aggregate limit of $5.0 million, in each case subject to a per claim deductible. The amount or scope of our product liability insurance may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not be able to obtain insurance coverage that will be adequate to cover any liability that may arise. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limits of our insurance coverage. If we cannot protect against product liability claims, we or our collaborators may find it difficult or impossible to commercialize our products.

Our strategy of generating growth through acquisitions and in-licenses may not be successful if we are not able to identify suitable acquisition or licensing candidates, to negotiate the terms of any such transaction or to successfully manage the integration of any acquisition.

As part of our business strategy, we intend to pursue strategic acquisitions and in-licensing opportunities with third parties to complement our existing product pipeline. We have no experience in completing acquisitions with third parties to date and we may not be able to identify appropriate acquisition or licensing candidates or to successfully negotiate the terms of any such transaction. The licensing and acquisition of pharmaceutical and biological products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the pharmaceutical field, and they may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. If we are unable to successfully complete acquisitions or in-licensing transactions for suitable products and product candidates, our prospects for growth could suffer.

Even if we are successful in completing one or more acquisitions, the failure to adequately address the financial, operational or legal risks of these transactions could harm our business. To finance an acquisition, we could be required to use our cash resources, issue potentially dilutive equity securities or incur or assume debt or contingent liabilities. Accounting for acquisitions can require impairment losses or restructuring charges, large write-offs of in-process research and development expense and ongoing amortization expenses related to other intangible assets. In addition, integrating acquisitions can be difficult, and could disrupt our business and divert management resources. If we are unable to manage the integration of any acquisitions successfully, our ability to develop new products and continue to expand our product pipeline may be impaired.

We may need substantial additional funding and be unable to raise capital when needed, which could force us to delay, reduce or abandon our commercialization efforts or product development programs.

We expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution of AMITIZA. In addition, we expect our research and development expenses to increase in connection with our ongoing activities. We may need substantial additional funding and be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or abandon our commercialization efforts or development programs.

We have financed our operations and internal growth principally through private placements of equity securities, payments received under our collaboration agreement with Takeda and milestone and other payments from Sucampo AG and R-Tech. We believe that the net proceeds from this offering, together with our existing cash and cash equivalents and internally generated funds that we anticipate from AMITIZA product sales, will be sufficient to enable us to fund our operating expenses for the foreseeable future. Our future funding requirements, however, will depend on many factors, including:

•	actual levels of AMITIZA product sales;

•	the cost of commercialization activities, including product marketing, sales and distribution;

•	the scope and results of our research, preclinical and clinical development activities;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;

•	our ability to recruit and retain internal staff resources to conduct these activities;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	the success of our collaboration with Takeda; and

•	our ability to establish and maintain additional collaborations.

If we are required to raise additional funds from external sources, we might accomplish this through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, you may experience dilution. The holders of any new equity securities we issue may have rights, preferences or privileges that are senior to yours. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights and related intellectual property to our technologies, research programs, products or product candidates.

Risks Related to Our Dependence on Third Parties, Including Related Parties

We have no manufacturing capabilities and are dependent upon R-Tech to manufacture and supply us with our product and product candidates. If R-Tech does not manufacture AMITIZA or our other product candidates in sufficient quantities, at acceptable quality levels and at acceptable cost and if we are unable to identify a suitable replacement manufacturer, our sales of AMITIZA and our further clinical development and commercialization of other products could be delayed, prevented or impaired.

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, exclusively on R-Tech to supply Takeda and us with AMITIZA, SPI-8811 and SPI-017 and any future prostone compounds that we may determine to develop or commercialize. We have granted R-Tech the exclusive right to manufacture and supply AMITIZA to meet our commercial and clinical requirements in the Americas, Europe, the Middle East and Africa until 2026, and we do not have an alternative source of supply for AMITIZA in these or any other territories. We also do not have an alternative source of supply for SPI-8811 or SPI-017, which R-Tech manufactures and supplies to us. If R-Tech is not able to supply AMITIZA or these other compounds on a timely basis, in sufficient quantities and at acceptable levels of quality and price and if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms, sales of AMITIZA would be significantly impaired and our development programs could be seriously jeopardized. In addition, we currently do not have a manufacture or supply arrangement for the supply of AMITIZA in Asia. Our ability to market and sell AMITIZA in Asia also would be significantly impaired if we are unable to enter into a supply and manufacture arrangement with R-Tech or another suitable manufacturer for the supply of AMITIZA in that territory.

The risks of relying solely on R-Tech for the manufacture of our products include:

•	we rely solely on R-Tech for quality assurance and their continued compliance with regulations relating to the manufacture of pharmaceuticals;

•	R-Tech’s manufacturing capacity may not be sufficient to produce commercial quantities of our product, or to keep up with subsequent increases in the quantities necessary to meet potentially growing demand;

•	R-Tech may not have access to the capital necessary to expand its manufacturing facilities in response to our needs;

•	in light of the complexity of the manufacturing process for prostones, if R-Tech were to cease conducting business, or if its operations were to be interrupted, it would be difficult and time consuming for us to find a replacement supplier and the change would need to be submitted to and approved by the FDA;

•	R-Tech has substantial proprietary know-how relating to the manufacture of prostones and, in the event we must find a replacement or supplemental manufacturer or we elect to contract with another manufacturer to supply us with products other than AMITIZA, we would need to transfer this know-how to the new manufacturer, a process that could be both time consuming and expensive to complete;

•	R-Tech may experience events, such as a fire or natural disaster, that force it to stop or curtail production for an extended period; and

•	R-Tech could encounter significant increases in labor, capital or other costs that would make it difficult for R-Tech to produce our products cost-effectively.

In addition, R-Tech currently uses one supplier for the primary ingredient used in the manufacture of prostones. R-Tech could experience delays in production should it become necessary to switch its source of supply for this ingredient to another supplier or to manufacture the ingredient itself.

Our current and anticipated future dependence upon R-Tech for the manufacture of our products and product candidates may adversely affect our future revenues, our cost structure and our ability to develop product candidates and commercialize any approved products on a timely and competitive basis. In addition, if R-Tech should cease to manufacture prostones for our clinical trials for any reason, we likely would experience delays in advancing these trials while we seek to identify and qualify replacement suppliers. We may be unable to obtain replacement supplies on a timely basis, on terms that are favorable to us or at all.

We and R-Tech are dependent upon a single contract manufacturer to complete the final stage of manufacture of AMITIZA.

R-Tech has subcontracted with a single contract manufacturer to encapsulate the bulk form AMITIZA supplied by R-Tech into gelatin capsules and to package the final product for distribution in the United States. If this subcontractor experiences difficulties or delays in performing these services for any reason, our ability to deliver adequate supplies of finished product to physicians and patients will be impaired during the period in which R-Tech seeks a replacement manufacturer, which could cause us to lose revenues. In addition, any change in the party providing encapsulation of AMITIZA would need to be approved by the FDA, and any change in the party packaging the product would need to be submitted to and reviewed by the FDA, which could increase the time required to replace this subcontractor should that become necessary.

R-Tech and any other third-party manufacturer of our products and product candidates are subject to significant regulations governing manufacturing facilities and procedures.

R-Tech, R-Tech’s subcontractors and suppliers and any other potential manufacturer of our products or product candidates may not be able to comply with the FDA’s current good manufacturing practice, or cGMP, regulations, other U.S. regulations or similar regulatory requirements in force outside the United States. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products approved for sale. In addition, the FDA or other regulatory agencies outside the United States may at any time audit or inspect a manufacturing facility to ensure compliance with cGMP or similar regulations. Our failure, or the failure of R-Tech, R-Tech’s subcontractors and suppliers or any other third-party manufacturer we use, to comply with applicable manufacturing regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

If it were to become necessary for us to replace R-Tech as contract manufacturer of our product and product candidates, we would compete with other products for access to appropriate manufacturing facilities and the change would need to be submitted to and approved by the FDA. Among manufacturers that operate under cGMP regulations, there are a limited number that would be both capable of manufacturing for us and willing to do so.

We depend significantly on our collaboration with Takeda, and may depend in the future on collaborations with other third parties, to develop and commercialize our product candidates.

A key element of our business strategy is to collaborate where appropriate with third parties, particularly leading pharmaceutical companies, to develop, commercialize and market our products and product candidates. We are currently party to a 16-year joint collaboration and license agreement with Takeda for the development and commercialization of AMITIZA for gastrointestinal indications in the United States and Canada.

Our agreement with Takeda provides that it may be terminated by either party if we fail to receive marketing approval from the FDA for AMITIZA for the treatment of irritable bowel syndrome with constipation and if we and Takeda do not thereafter agree on an alternative development and commercialization strategy. If Takeda were to terminate the agreement under these conditions, we would likely realize significantly lower revenues from sales of AMITIZA for the treatment of chronic idiopathic constipation until we could find a replacement marketing organization or develop our own, and our ability to continue our development program for AMITIZA for other gastrointestinal indications could be seriously compromised. In addition, if we fail to receive marketing approval from the FDA for this indication, we might not receive up to $30.0 million of development milestone payments that Takeda is obligated to pay us upon our achievement of future regulatory milestones relating to AMITIZA. We also might not receive up to $50.0 million of commercial milestone payments that Takeda is obligated to pay us upon the achievement of specified targets for annual net sales revenue from AMITIZA in the United States and Canada.

The success of our collaboration arrangement will depend heavily on the efforts and activities of Takeda. The risks that we face in connection with this collaboration, and that we anticipate being subject to in any future collaborations, include the following:

•	our joint collaboration agreement with Takeda is, and any future collaboration agreements that we may enter into are likely to be, subject to termination under various circumstances;

•	Takeda and other future collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

•	Takeda and other future collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products or may use committed resources inefficiently;

•	Takeda and other future collaborators may not properly maintain or defend our intellectual property rights or may utilize our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential liability; and

•	Takeda and other future collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

The ability of our products and product candidates to reach their potential could be limited if Takeda or any other future collaborators decrease or fail to increase spending relating to such products, fail to dedicate sufficient resources to promoting our products or change their business focus.

Because we rely upon third parties to provide the sales representatives marketing AMITIZA, we may face increased risks arising from their misconduct or improper activities, which would harm our business.

Because we will have only limited capacity to monitor the sales efforts of Takeda’s sales force, we may be exposed to increased risks arising from any misconduct or improper activities of these sales representatives, including the potential off-label promotion of our products or their failure to adhere to standard requirements in connection with product promotion. In addition, we will be exposed to similar risks arising from our previous use of Ventiv’s employees to market AMITIZA. Although we terminated our agreement with Ventiv effective July 1, 2007, any misconduct or inappropriate activities by Ventiv employees prior to termination could create future liabilities for us, and any misconduct or inappropriate activities might not come to light for an extended period after the termination. Any such improper activities could hurt our reputation, cause us to become subject to significant liabilities and otherwise harm our business.

We may not be successful in establishing additional collaborations, which could compromise our ability to develop and commercialize products.

If we are unable to reach new agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex and time-consuming to negotiate and document. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements. The terms of any additional collaborations or other arrangements that we establish may not be as favorable to us as we anticipate. Moreover, these collaborations or other arrangements may not be successful.

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily or may fail to meet established deadlines for the completion of these trials.

We generally do not have the independent ability to conduct clinical trials for our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, and clinical investigators, to perform this function. For example, approximately 130 separate clinical investigators participated in our trials for irritable bowel syndrome with constipation. We use multiple contract research organizations to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not carry out their contractual duties or meet expected deadlines, we will be delayed in obtaining, or may not be able to obtain, regulatory approvals for our product candidates and will be delayed in our efforts to, or may not be able to, successfully commercialize our product candidates.

In addition, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

Conflicts of interest may arise between us and Sucampo AG or R-Tech, and these conflicts might ultimately be resolved in a manner unfavorable to us.

Our founders, Dr. Sachiko Kuno and Dr. Ryuji Ueno, together wholly own Sucampo AG and own a majority of the stock of R-Tech. Dr. Kuno and Dr. Ueno are married to each other. Ownership interests of our founders in the stock of R-Tech or Sucampo AG, and Dr. Ueno’s service as a director and executive officer of our company, could give rise to conflicts of interest when faced with a decision that could favor the interests of one of the affiliated companies over another. In addition, conflicts of interest may arise with respect to existing or possible future commercial arrangements between us and R-Tech or Sucampo AG in which the terms and conditions of the arrangements are subject to negotiation or dispute. For example, conflicts of interest could arise over matters such as:

•	disputes over the cost or quality of the manufacturing services provided to us by R-Tech with respect to AMITIZA, SPI-8811 and SPI-017;

•	a decision whether to engage R-Tech in the future to manufacture and supply compounds other than AMITIZA, SPI-8811 and SPI-017;

•	decisions as to which particular prostone compounds, other than AMITIZA, SPI-8811 or SPI-017, we will commit sufficient development efforts to so that commercial rights to those compounds will not revert back to Sucampo AG at the end of the specified period; or

•	business opportunities unrelated to prostones that may be attractive both to us and to the other company.

If United States or foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities.

We are a member of an affiliated group of entities, including Sucampo AG and R-Tech, each of which is directly or indirectly controlled by Drs. Kuno and Ueno. We have had and will continue to have significant commercial transactions with these entities. Furthermore, we operate two foreign subsidiaries, Sucampo Japan and Sucampo Europe. We expect to enter into commercial transactions with each of these entities on an ongoing basis. As a result of these transactions, we will be subject to complex transfer pricing regulations in both the United States and the other countries in which we and our affiliates operate. Transfer pricing regulations generally require that, for tax purposes, transactions between our subsidiaries and affiliates and us be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the related party agreements. To the extent that United States or any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties related to prior, existing and future related party agreements.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain proprietary protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected and our ability to derive revenue from our products would be impaired.

Our success depends in part on our ability, and that of Sucampo AG, to obtain and maintain proprietary protection for the technology and know-how upon which our products are based, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our intellectual property will depend on our success, in conjunction with Sucampo AG, in obtaining effective claims and enforcing those claims once granted. The scope of protection afforded by a set of patent claims is subject to inherent uncertainty unless the patent has already been litigated and a court has ruled on the meaning of the claim language and other issues affecting how broadly a patent claim can be enforced. In some cases, we license patent applications from Sucampo AG instead of issued patents, and we do not know whether these patent applications will result in the issuance of any patents. Our licensed patents may be challenged, invalidated or circumvented, which could limit the term of patent protection for our products or diminish our ability to stop competitors from marketing related products. In addition, changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of Sucampo AG’s patents and our intellectual property or narrow the scope of the protection provided by these patents. Accordingly, we cannot determine the degree of future protection for our proprietary rights in the licensed patents and patent applications. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, a related patent may expire or may remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

The patents we license from Sucampo AG also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our Sucampo AG can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

Confidentiality agreements with our employees and other precautions may not be adequate to prevent disclosure of our proprietary information and know-how.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how developed both by Sucampo AG and by us. We and Sucampo AG seek to protect our respective proprietary technology and processes, in part, by confidentiality agreements with our respective employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. These agreements or security measures may be breached, and we and Sucampo AG may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we or Sucampo AG are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could compromise our ability to produce revenue and achieve profitability.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Our research, development and commercialization activities and those of Sucampo AG, as well as any products or product candidates resulting from these activities, may infringe or be alleged to infringe patents or patent applications owned or controlled by other parties. These third parties could bring claims against us or one of our collaborators that would require us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or one of our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we or one of our collaborators may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or a collaborator were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or one of our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

We may be subject to other patent related litigation or proceedings that could be costly to defend and uncertain in their outcome.

In addition to infringement claims against us, we may become a party to other patent litigation and proceedings, including interference proceedings declared by the United States Patent and Trademark Office or opposition proceedings in the European Patent Office regarding intellectual property rights with respect to our products and technology, as well as other disputes with licensees, licensors or others with whom we have contractual or other business relationships for intellectual property. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could negatively affect our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management resources.

Risks Related to Regulatory Approval and Oversight

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate.

Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited in scope or subject to restrictions or post-approval commitments that render the product not commercially viable. If any regulatory approval that we obtain is delayed or is limited, we may decide not to commercialize the product candidate after receiving the approval.

Even if we receive regulatory approval for a product, the product could be subject to regulatory restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with ongoing regulatory requirements.

AMITIZA and any other product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We may experience unanticipated safety issues with our products after they are approved for marketing, which could harm our business and our reputation.

Because AMITIZA and our other product candidates are based on newly discovered prostone technology with novel mechanisms of action, there may be long-term safety risks associated with these products that are not identifiable or well-understood at early stages of development and commercialization. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes may result in:

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit; and

•	voluntary or mandatory product recalls.

Because we rely on Takeda to provide a significant portion of the sales force that is selling AMITIZA, we are dependent to some degree on Takeda to promptly and properly report any safety issues encountered in the field. If Takeda or their sales representatives fail to provide timely and accurate reporting of any safety issues that arise in connection with AMITIZA, our business and reputation could be harmed.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products outside the United States and could adversely affect our reputation and our product marketing activities within the United States.

We intend to market our products both domestically and outside the United States. In order to market our products in the European Union, Japan and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

We may not be able to obtain orphan drug exclusivity for our product candidates. If our competitors are able to obtain orphan drug exclusivity for a product that is competitive with one or more of our product candidates and we cannot show that our product candidate is clinically superior, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including Europe and the United States, may designate drugs that target relatively small patient populations as orphan drugs. We have received an orphan drug designation from the FDA for our product candidate SPI-8811 for the treatment of disorders associated with cystic fibrosis and we may pursue orphan drug designation for additional product candidates. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity. The exclusivity applies only to the indication for which the drug has been designated and approved. The applicable exclusivity period is seven years in the United States, but this period may be interrupted if a sponsor of a competitive product that is otherwise the same drug for the same use can show that its drug is clinically superior to our orphan drug candidate. The European exclusivity period is ten years, but may be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including where it is shown that the drug is sufficiently profitable so that market exclusivity is no longer justified. In addition, European regulations establish that a competitor’s marketing authorization for a similar product with the same indication may be granted if there is an insufficient supply of the product or if another applicant can establish that its product is safer, more effective or otherwise clinically superior. If a competitor obtains orphan drug exclusivity for a product competitive with SPI-8811 before we do and if the competitor’s product is the same drug with the same indication as ours, we would be excluded from the market, unless we can show that our drug is safer, more effective or otherwise clinically superior. Even if we obtain orphan drug exclusivity for SPI-8811 for these indications, we may not be able to maintain it if a competitor with a product that is otherwise the same drug can establish that its product is clinically superior.

We must comply with federal, state and foreign laws, regulations, and other rules relating to the health care business, and, if we are unable to fully comply with such laws, regulations and other rules, we could face substantial penalties.

We are or will be directly, or indirectly through our customers, subject to extensive regulation by the federal government, the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•	the federal Medicare and Medicaid Anti-Kickback law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

•	the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•	the federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and

•	state and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations.

If our operations are found to be in violation of any of the laws, regulations, rules or policies described above or any other law or governmental regulation to which we or our customers are or will be subject, or if the interpretation of the foregoing changes, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations would harm our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions may be open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert management resources from the operation of our business and damage our reputation.

Other Risks

Our founders maintain the ability to control all matters submitted to stockholders for approval, which could result in actions of which you or other stockholders do not approve.

Dr. Sachiko Kuno, who was until recently an executive officer and director of our company, and Dr. Ryuji Ueno, our chief executive officer, chief scientific officer and a director, together beneficially own 2,426,385 shares of class A common stock and 26,191,050 shares of class B common stock, representing approximately 95% of the combined voting power of our outstanding common stock. As a result, Drs. Kuno and Ueno, who are married, acting by themselves will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. The concentration of ownership and voting power also may have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our class A common stock may be lower as a result.

There are provisions in our certificate of incorporation and by-laws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our class A common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents contain other provisions that could have an anti-takeover effect, including:

•	the high-vote nature of our class B common stock;

•	following the conversion of all shares of class B common stock into class A common stock, only one of our three classes of directors will be elected each year;

•	following the conversion of all shares of class B common stock into class A common stock, stockholders will not be entitled to remove directors other than by a 75% vote and for cause;

•	following the conversion of all shares of class B common stock into class A common stock, stockholders will not be permitted to take actions by written consent;

•	stockholders cannot call a special meeting of stockholders; and

•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our class A common stock. These provisions may also prevent changes in our management.

Our stock price may be volatile and purchasers of our class A common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their class A common stock at or above the initial public offering price. The market price for our class A common stock may be influenced by many factors, including:

•	failure of AMITIZA or other approved products, if any, to achieve commercial success;

•	results of clinical trials of our product candidates or those of our competitors;

•	the regulatory status of our product candidates;

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the ability of R-Tech to manufacture our products to commercial standards in sufficient quantities;

•	actual or anticipated fluctuations in our quarterly financial results;

•	variations in the financial results of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and

•	general economic, industry and market conditions.

We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on our capital stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our class A common stock will be your sole source of gain for the foreseeable future.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future. This could cause the market price of our class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our class A common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market following this offering, the market price of our class A common stock could decline significantly. We have outstanding 41,729,568 shares of common stock, assuming no exercise of outstanding options. Of these shares, the 3,750,000 shares sold in our recent initial public offering are freely tradable and 37,544,011 additional shares of common stock will become available for sale in the public market in February 2008 following the expiration of lock-up agreements between our stockholders and the underwriters, subject in some cases to volume limitations imposed by federal securities laws. The representatives of the underwriters may release these stockholders from their 180-day lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market. Moreover, holders of an aggregate of 6,751,609 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register the 13,900,900 shares of class A common stock that we may issue in the future under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the 180-day lock-up agreements with our underwriters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Class A Common Stock

In August 2007, we completed an initial public offering of class A common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-135133) which the SEC declared effective on August 2, 2007. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 4,312,500 shares of our class A common stock, of which 3,125,000 shares were sold by us and 625,000 shares were sold by a selling stockholder, at a price of $11.50 per share. S&R Technology Holdings, LLC, which is wholly-owned by Drs. Kuno and Ueno, granted to the underwriters an option to purchase an additional 562,500 shares of our class A common stock at the initial public offering price of $11.50 per share to cover over-allotments, if any. The initial closing of the offering occurred on August 2, 2007. The underwriters have not yet exercised their over-allotment option. The managing underwriters for the offering were Cowen and Company, LLC, CIBC World Markets Corp. and Leerink Swann & Co., Inc.

We raised a total of $35.9 million in gross proceeds from the initial public offering, or approximately $28.4 million in net proceeds after deducting underwriting discounts and commissions of $2.5 million and other estimated offering expenses of approximately $5.0 million. The selling stockholder received a total of approximately $7.2 million in gross proceeds from the initial public offering, or approximately $6.7 million of net proceeds after deducting the underwriting discounts.

We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our common stock or to any affiliate of ours, and none of the expenses we incurred in connection with the offering or the underwriting discounts and commissions were paid, directly or indirectly, to any such persons.

We have invested the net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 26, 2007. The following matters were voted upon at the annual meeting:

Matter 1:	To elect five directors to serve until the 2008 annual meeting of stockholders and until their successors are duly elected and qualified.

Matter 2:	To ratify the selection by the Audit Committee of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2007.

A summary of the voting for each director nominee and other matters voted upon at the annual meeting is as follows:

Nominee/Matter	For	Against or Withheld	Abstain

Ryuji Ueno, M.D., Ph.D., Ph.D.	32,188,372	—	—
Michael J. Jeffries	32,188,372	—	—
Timothy I. Maudlin	32,188,372	—	—
Hidetoshi Mine	32,188,372	—	—
V. Sue Molina	32,188,372	—	—
Matter 2	32,188,372	—	—

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

August 21, 2007	By: /s/ Ryuji Ueno Ryuji Ueno, M.D., Ph.D., Ph.D. Chief Executive Officer, Chief Scientific Officer and Chair of the Board of Directors (Principal Executive Officer)

August 21, 2007	By: /s/ Ronald W. Kaiser Ronald W. Kaiser Chief Financial Officer (Principal Financial Officer)

August 21, 2007	By: /s/ Mariam E. Morris Mariam E. Morris Chief Accounting Officer (Principal Accounting Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002