Form 10-Q
period 2007-09-30
Sucampo Pharmaceuticals, Inc.
filed 2007-11-14
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of “accelerated and large accelerated filer in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 14, 2007, there were 15,538,518 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

		Page

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2007(unaudited) and December 31, 2006	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2007 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4T.	Controls and Procedures	35

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 6.	Exhibits	37
SIGNATURES		38
INDEX TO EXHIBITS		39

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$29,228	$22,481
Short-term investments	60,451	29,399
Accounts receivable	4,394	1,537
Product royalties receivable	6,998	2,029
Income taxes receivable	2,180	2,355
Deferred tax assets, net	15	1,612
Prepaid income taxes	933	—
Prepaid expenses and other current assets	1,672	536

Total current assets	105,871	59,949
Restricted cash	220	213
Property and equipment, net	2,258	343
Deferred tax assets — noncurrent, net	473	3,289
Deposits and other assets	177	3,290

Total assets	$108,999	$67,084

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,347	$2,391
Accrued expenses	6,563	5,410
Deferred revenue — current	580	11,517
Other current liabilities	—	8

Total current liabilities	11,490	19,326
Deferred revenue, net of current portion	8,768	9,192
Other liabilities	1,712	33

Total liabilities	21,970	28,551

Commitments (Note 8)
Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value; no shares authorized at September 30, 2007 and 10,000 shares authorized at December 31, 2006; no shares issued and outstanding at September 30, 2007 (unaudited) and 3,780 shares issued and outstanding at December 31, 2006	—	20,288
Class A common stock, $0.01 par value; 75,000,000 shares authorized; 15,538,518 shares issued and outstanding at September 30, 2007 (unaudited) and 8,799,385 shares issued and outstanding at December 31, 2006	155	88
Class B common stock, $0.01 par value; 75,000,000 shares authorized; 26,191,050 shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006	262	262
Additional paid-in capital	96,142	41,555
Accumulated other comprehensive loss	(89)	(294)
Accumulated deficit	(9,441)	(23,366)

Total stockholders’ equity	87,029	38,533

Total liabilities and stockholders’ equity	$108,999	$67,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
				(Restated)

Revenues:
Research and development revenue	$4,652	$6,759	$52,105	$38,900
Contract revenue	—	—	—	1,500
Collaboration revenue	37	37	110	110
Contract revenue — related parties	114	129	344	263
Product royalty revenue	6,998	79	18,869	4,563
Co-promotion revenue	1,051	1,290	3,318	2,558

Total revenues	12,852	8,294	74,746	47,894

Operating expenses:
Research and development	6,760	2,810	20,054	12,355
General and administrative	3,028	2,778	19,664	10,978
Selling and marketing	2,695	3,068	9,652	7,073
Milestone royalties — related parties	—	—	1,500	1,250
Product royalties — related parties	1,244	14	3,354	981

Total operating expenses	13,727	8,670	54,224	32,637

(Loss) income from operations	(875)	(376)	20,522	15,257
Non-operating income (expense):
Interest income	780	436	1,575	1,403
Interest expense	(4)	(4)	(8)	(84)
Other (expense) income, net	(224)	26	(184)	288

Total non-operating income, net	552	458	1,383	1,607

(Loss) income before income taxes	(323)	82	21,905	16,864
Income tax provision	(151)	—	(7,980)	—

Net (loss) income	$(474)	$82	$13,925	$16,864

Net (loss) income per share (Note 4):
Basic net (loss) income per share	$(0.01)	$0.00	$0.38	$0.49

Diluted net (loss) income per share	$(0.01)	$0.00	$0.38	$0.49

Weighted average common shares outstanding — basic	39,312	34,986	36,447	34,172

Weighted average common shares outstanding — diluted	39,312	35,303	36,835	34,489

Comprehensive (loss) income:
Net (loss) income	$(474)	$82	$13,925	$16,864
Other comprehensive income (loss):
Foreign currency translation	281	(13)	205	(200)

Comprehensive (loss) income	$(193)	$69	$14,130	$16,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share data)

								Accumulated
	Series A Convertible		Class A		Class B		Additional	Other
	Preferred Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2006	3,780	$20,288	8,799,385	$88	26,191,050	$262	$41,555	$(294)	$(23,366)	$38,533
Stock-based compensation (unaudited)	—	—	401,133	4	—	—	6,140	—	—	6,144
Issuance of 3,125,000 shares of class A common stock at $11.50 per share, net of offering costs incurred in 2007 (unaudited)	—	—	3,125,000	31	—	—	31,310	—	—	31,341
Reclassification of offering costs incurred and capitalized in 2006 (unaudited)	—	—	—	—	—	—	(3,119)	—	—	(3,119)
Conversion of series A preferred stock to class A common stock (unaudited)	(3,780)	(20,288)	3,213,000	32	—	—	20,256	—	—	—
Foreign currency translation (unaudited)	—	—	—	—	—	—	—	205	—	205
Net income (unaudited)	—	—	—	—	—	—	—	—	13,925	13,925

Balance at September 30, 2007 (unaudited)	—	$—	15,538,518	$155	26,191,050	$262	$96,142	$(89)	$(9,441)	$87,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
		(Restated)

Cash flows from operating activities:
Net income	$13,925	$16,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	153	50
Loss on disposal of property and equipment	63	—
Deferred tax provision	4,413	—
Stock-based compensation	6,144	2,983
Changes in operating assets and liabilities:
Accounts receivable	(2,831)	(1,303)
Product royalties receivable	(4,969)	(61)
Prepaid income taxes	(933)	—
Prepaid expenses and other current assets	(1,136)	(499)
Deposits and other assets	—	(84)
Accounts payable	1,951	515
Accrued expenses	1,145	2,204
Income taxes payable and receivable, net	174	(3,146)
Deferred revenue	(11,376)	(19,169)
Other liabilities	1,685	(1,440)

Net cash provided by (used in) operating activities	8,408	(3,086)

Cash flows from investing activities:
Investments in restricted cash	(8)	—
Purchases of short-term investments	(86,847)	(656)
Proceeds from the sales and maturities of short-term investments	55,795	25
Purchases of property and equipment	(2,128)	(106)

Net cash used in investing activities	(33,188)	(737)

Cash flows from financing activities:
Issuance of common stock, net of offering costs	31,341	23,898
Payments of IPO costs	—	(2,376)
Issuance of notes payable — related parties	—	1,200
Payments on notes payable — related parties	—	(4,754)

Net cash provided by financing activities	31,341	17,968

Effect of exchange rates on cash and cash equivalents	186	(82)

Net increase in cash and cash equivalents	6,747	14,063
Cash and cash equivalents at beginning of period	22,481	17,436

Cash and cash equivalents at end of period	$29,228	$31,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc. (SPI), was incorporated in the State of Delaware on December 5, 1996 and is headquartered in Bethesda, Maryland. On May 23, 2006, SPI’s Board of Directors approved a transaction to have SPI acquire the capital stock of its affiliated European and Asian operating companies, Sucampo Pharma Europe, Ltd. (SPE) and Sucampo Pharma, Ltd. (SPL). On September 28, 2006, SPI completed this reorganization transaction and acquired the capital stock of SPE and SPL. The reorganization was accounted for at historical cost as of the earliest period presented as a merger of companies under common control. Hereinafter, SPI, SPE and SPL are referred to collectively as the “Company.” The Company is a specialty pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostone technology.

The Company is a member of a group of affiliated companies (Affiliates) in which the Company’s founders and controlling stockholders own directly or indirectly the majority holdings. Currently, one of the Company’s founders is a member of some of the Affiliates’ Boards and serves as the Chief Executive Officer and Chief Scientific Officer of the Company (see Note 9).

In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for its first product, AMITIZA® (lubiprostone), to treat chronic idiopathic constipation in adults. Commercialization of AMITIZA began in April 2006 throughout the United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-135133), which was declared effective by the SEC on August 2, 2007. The financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and September 30, 2006, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of SPI and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform to current year presentation.

Initial Public Offering

In August 2007, the Company consummated its initial public offering, consisting of 3,125,000 shares of class A common stock sold by the Company and 625,000 shares sold by a stockholder of the Company, at a public offering price of $11.50 per share, resulting in gross proceeds to the Company of approximately $35.9 million. After deducting payment of underwriters discounts, commissions, and expenses of the offering, including costs of $3.1 million incurred in 2006, the Company raised net proceeds of $28.2 million. In connection with the initial public offering, the Company implemented an 8.5-to-one stock split of the Company’s common stock in the form of a stock dividend. This stock dividend was effective July 12, 2007. All historical common stock and per share common stock information has been retroactively restated to reflect this stock split. Historical preferred stock

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

information has not been changed except to reflect the modification of the conversion ratio to 850-to-one, after giving effect to this stock split. In connection with this stock split, the Company amended its certificate of incorporation to increase the authorized number of shares of class A common stock to 75,000,000 and the authorized number of shares of class B common stock to 75,000,000. Upon consummation of the initial public offering, all shares of the Company’s series A Preferred Stock were converted into an aggregate of 3,213,000 shares of class A common stock.

Capital Resources

The Company has a limited operating history and its expected activities will necessitate significant uses of working capital throughout 2007 and beyond. The Company’s working capital requirements will depend on many factors, including the successful sales of AMITIZA, research and development efforts to develop new products, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s new products by physicians and patients. The Company plans to continue financing operations in part with cash received from its initial public offering and from its joint collaboration and license agreement and the supplemental agreement entered into with Takeda Pharmaceutical Company Limited (Takeda) (see Note 10).

2.	Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company has restated its previously issued condensed consolidated financial statements and related footnotes for the nine months ended September 30, 2006, as set forth in these condensed consolidated financial statements. The Company has restated its condensed consolidated financial statements to correct an error in accounting for the revenue recognition of the collaboration and license agreements with Takeda. All amounts in these condensed consolidated financial statements have been updated to reflect this restatement.

Description of Error

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

The Company reassessed whether each of its required deliverables under the 16-year joint collaboration and license agreement with Takeda (Takeda Agreement) (see Note 10), which was executed in October 2004, had value to Takeda on a stand-alone basis and whether there is objective and reliable evidence of the fair value of each of those deliverables. This reassessment determined that the previous assessment of a single unit of accounting for the deliverables under the Takeda Agreement was not appropriate. In addition, the Company determined that the substantive milestone method was not appropriate to account for the cash payments received from Takeda related to the Company completing these required deliverables and a time-based model, which is amortized over the performance period of the development, would be more appropriate to account for such cash payments from Takeda. Accordingly, in the restated condensed consolidated financial statements for the nine months ended September 30, 2006, the Company reduced the milestone revenue and increased research and development revenue. As a result, total revenues increased by approximately $9.3 million for the nine months ended September 30, 2006.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the effects of the restatement adjustments on the affected line items in the previously reported condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2006. The restatement adjustments did not affect the overall cash (used in) provided by operating, investing or financing activities or the effect of exchange rates on cash and cash equivalents in the condensed consolidated statements of cash flows for nine months ended September 30, 2006.

Impact on Condensed Consolidated Statement of Operations and Comprehensive Income Items

	Nine Months Ended September 30, 2006
	As Reported	Adjustment	Restatement
(In thousands, except per share data)

Milestone revenue	$20,000	$(20,000)	$—
Research and development revenue	9,057	29,843	38,900
Contract revenue	2,428	(928)	1,500
Collaboration revenue	—	110	110
Co-promotion revenue	2,267	291	2,558
Total revenues	38,578	9,316	47,894
General and administrative expenses	11,061	(83)	10,978
Selling and marketing expenses	6,746	327	7,073
Income from operations	6,186	9,071	15,257
Income before income taxes	7,793	9,071	16,864
Net income	7,793	9,071	16,864
Basic net income per share	0.23	0.26	0.49
Diluted net income per share	0.23	0.26	0.49
Comprehensive income	7,593	9,071	16,664

3.	Summary of Significant Accounting Policies

Short-term Investments

Short-term investments consist entirely of auction rate securities and a money market account. The Company’s investments in these securities are classified as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Although the auction rate securities have variable interest rates which typically reset every 7 to 35 days, they have long-term contractual maturities, spanning from March 1, 2022 to October 1, 2041, which is why they are not classified as cash equivalents. These investments are classified within current assets because the Company has the ability and the intent to liquidate these securities if needed within a short-term time period. These available-for-sale securities are accounted for at fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive loss in stockholders’ equity. Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short-term investments are amortized or accreted to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on sale of short-term investments.

Product Royalties Receivable

Product royalties receivable represents amounts due from Takeda for the Company’s royalties on sales of AMITIZA, which are based on reports obtained directly from Takeda.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include costs incurred for the Company’s operations. As of September 30, 2007, the Company had prepaid approximately $416,000 in directors and officers insurance, approximately $450,000 in commercial expenditures and approximately $378,000 in research and development costs.

Deposits and Other Assets

At December 31, 2006, the Company was uncertain of when the initial public offering would be completed; therefore, the Company capitalized costs of $3.1 million associated with its initial public offering and recorded the costs as other assets. Upon the completion of the initial public offering in August 2007, the Company reclassified these costs to “Additional paid-in capital” at the closing date of the offering.

Revenue Recognition

Collaboration and License Agreements

The Company’s primary sources of revenue include up-front payments, development milestone payments, reimbursements of development and co-promotion costs and product royalties. The Company recognizes revenue from these sources in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104), EITF No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (EITF 99-19), and EITF No. 00-21. The application of EITF 00-21 requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

Based on the guidance of EITF 99-19, the Company has determined that it is acting as a principal under the Takeda Agreement and, as such, records these amounts as collaboration revenue and research and development revenue.

Reimbursements of co-promotion costs for the Company’s sales force efforts and reimbursements of miscellaneous marketing costs under the Takeda supplemental agreement, which was executed in February 2006 (Supplemental Agreement) (see Note 10), are recognized as revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts. Based on the guidance of EITF 99-19, the Company has determined that it is acting as a principal as it relates to these activities under the Supplemental Agreement and, as such, records reimbursements of these amounts as co-promotion revenue.

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

Milestone Royalties — Related Parties

The milestone royalties — related parties represent royalties to be paid to Sucampo AG (SAG), a company organized in Switzerland, affiliated through common ownership. The milestone royalty is 5% of milestone payments received under any sublicensing agreements for AMITIZA. In addition, for each indication for AMITIZA for which there is regulatory approval, the Company must pay a $250,000 milestone. Milestone royalties — related parties are expensed as incurred immediately when the related milestone payments are due from Takeda. The Company did not incur such expenses during the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, the Company expensed and paid $1.5 million and $1.3 million in milestone royalties, respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Product Royalties — Related Parties

Product royalties — related parties represent the Company’s obligation to SAG for 3.2% of net sales for AMITIZA and are expensed as incurred. The Company expensed approximately $1.2 million and $14,000 in product royalties for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company expensed approximately $3.4 million and $1.0 million in product royalties, respectively. The Company has recorded a corresponding liability of approximately $1.2 million and $361,000 as “Accrued expenses” as of September 30, 2007 and December 31, 2006, respectively.

Employee Stock-Based Compensation

The Company accounts for employee stock-based compensation expenses in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors be based on estimated fair values.

As employee stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 is based upon awards expected to ultimately vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognizes employee stock-based compensation expense under SFAS 123R for its fixed awards with pro-rata vesting based on a straight-line basis.

The Company recorded a cumulative out-of-period adjustment of approximately $358,000 during the nine months ended September 30, 2007 to reduce an overstatement of additional paid-in capital and general and administrative expenses that had been recorded as of and for the year ended December 31, 2006 in connection with certain employee stock options awarded in 2006. The error resulted from applying the incorrect contractual term for certain employee stock options. The impacts of this adjustment were not material to the consolidated financial statements for the year ended December 31, 2006, for the corresponding interim periods or for the period in which it was recorded, as the adjustment consisted of insignificant amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2006.

The employee stock-based compensation expense under SFAS 123R recorded in the Company’s condensed consolidated statements of operations and comprehensive (loss) income for three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
(In thousands)				(Restated)

Selling and marketing expense	$54	$104	$154	$489
General and administrative expense	19	225	236	2,494
Founders’ stock-based awards (Note 9)	—	—	6,112	—
Cumulative out-of-period adjustment	—	—	(358)	—

Employee stock-based compensation expense included in operating expenses	$73	$329	$6,144	$2,983

Income Taxes

The Company accounts for income taxes under the liability method in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires companies to account for deferred

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

Accounting for the Uncertainty of Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 did not have a significant impact on the Company’s condensed consolidated financial statements.

The Company conducts business in the U.S., Japan and the United Kingdom and is subject to tax in those jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal, state, local and foreign tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2003, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. The Company has not received any communications by taxing authorities that cause it to believe it is currently under examination by the tax authorities in any of the jurisdictions in which it operates.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax provision. For the three and nine months ended September 30, 2007, there have been no interest and penalties recorded as a component of income tax provision.

Certain Risks, Concentrations and Uncertainties

The Company’s product candidates under development require approval from the FDA or other international regulatory agencies prior to commercial sales. For those product candidates that have not yet been approved by the FDA or international regulatory agencies, there can be no assurance the products will receive the necessary approval. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company.

The Company’s product competes in a rapidly changing, highly competitive market, which is characterized by advances in scientific discovery, changes in customer requirements, evolving regulatory requirements and developing industry standards. Any failure by the Company to anticipate or to respond adequately to scientific developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business, operating results and future cash flows.

Revenues from one unrelated party, Takeda, accounted for 99%, 98%, 100% and 99% of the Company’s total revenues for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively. Accounts receivable and product royalties receivable from one unrelated party, Takeda,

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

accounted for $11.2 million (98%) and $3.5 million (99%) of the Company’s accounts and product royalty receivables at September 30, 2007 and December 31, 2006, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB Staff issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The Company will be required to adopt SFAS 157 for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is assessing SFAS 157 and its impact on the Company’s future consolidated financial statements.

In February 2007, the FASB Staff issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which provides entities with the opportunity to measure certain financial instruments at fair value. The Company will be required to adopt SFAS 159 for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS 159 and its impact on the Company’s future consolidated financial statements.

In June 2007, the EITF issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. The Company will be required to adopt EITF 07-3 for the year beginning after December 15, 2007. The Company is currently assessing EITF 07-3 and does not expect a material impact on its future condensed consolidated financial statements upon its adoption.

4.	(Loss) Earnings per Share

Historical

Basic net (loss) income per share is computed by dividing net (loss) income by the sum of the weighted average class A and B common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average common shares outstanding.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Computation of (Loss) Earnings per Share

The computation of historical and diluted net (loss) income per share for the three and nine months ended September 30, 2007 and 2006 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In thousands, except per share data)				(Restated)

Basic net (loss) income per share:
Net (loss) income	$(474)	$82	$13,925	$16,864

Weighted average class A and B common shares outstanding	37,252	34,986	35,753	34,172
Conversion of series A preferred stock to class A common shares outstanding	2,060	—	694	—

	39,312	34,986	36,447	34,172

Basic net (loss) income per share	$(0.01)	$0.00	$0.38	$0.49

Diluted net (loss) income per share:
Net (loss) income	$(474)	$82	$13,925	$16,864

Weighted average class A and B common shares outstanding for diluted net (loss) income per share	39,312	34,986	36,447	34,172
Assumed exercise of stock options under the treasury stock method	—	317	388	317

	39,312	35,303	36,835	34,489

Diluted net (loss) income per share	$(0.01)	$0.00	$0.38	$0.49

For the periods listed above, the potentially dilutive securities used in the calculations of diluted historical net income per share as of September 30, 2007 and 2006 are as follows:

	September 30,
	2007	2006

Series A preferred stock	—	3,780
Employee stock options	640,900	863,600
Non-employee stock options	510,000	510,000

Each share of series A preferred stock was converted into 850 shares of class A common stock in connection with the initial public offering, which was completed in August 2007.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Property and Equipment

Property and equipment consists of the following as of:

	September 30,	December 31,
	2007	2006
(In thousands)

Computer and office machines	$946	$587
Furniture and fixtures	333	290
Leasehold improvements	1,270	69

Total cost	2,549	946
Less: accumulated depreciation and amortization	(291)	(603)

	$2,258	$343

Depreciation and amortization expense for the three months ended September 30, 2007 and 2006 was $90,000 and $17,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $153,000 and $50,000, respectively.

Leasehold improvements are amortized over the shorter of ten years or the life of the lease. The leasehold improvements as of September 30, 2007 are related to tenant improvements to the Company’s new headquarters in Bethesda, MD, which the Company relocated to in July 2007.

6.	Accrued Expenses

Accrued expenses consist of the following as of:

	September 30,	December 31,
	2007	2006
(In thousands)

Research and development costs	$2,689	$2,460
Selling and marketing costs	632	986
Employee compensation	1,454	1,238
Legal service fees	92	213
Royalty liability — related party	1,244	361
Other expenses	452	152

	$6,563	$5,410

7.	Other Liabilities

Other liabilities consist of the following as of:

	September 30,	December 31,
	2007	2006
(In thousands)

Deferred leasehold incentive	$1,109	$—
Lease liability	347	33
Lease loss liability (Note 8)	251	—
Other liabilities	5	—

	$1,712	$33

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In July 2007, the Company relocated to new offices (see Note 8). Under the terms of the new lease, the Company received $1.1 million in associated leasehold incentives. The Company is amortizing these incentives over the term of the lease using the straight-line method.

8.	Commitments

Operating Leases

The Company leases office space in the United States, United Kingdom and Japan under operating leases through 2017. The leases require the Company to make certain non-cancelable lease payments until expiration. Total future minimum lease payments under operating leases are $10.3 million as of September 30, 2007.

Rent expense for all operating leases was approximately $288,000 and $137,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $751,000 and $403,000 for the nine months ended September 30, 2007 and 2006, respectively.

The Company is party to a non-cancelable operating lease agreement for office space in the United States, which expires in November 2009. The Company vacated these premises in July 2007 to relocate to a new leased facility. According to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the Company shall be recognized and measured when the Company ceases using the right conveyed by the lease, reduced by estimated sublease rentals that could be reasonably obtained. In accordance with SFAS 146, the Company recorded non-cash charges relating to the abandonment of its former office of approximately $310,000 during the three and nine months ended September 30, 2007. This is reflected in “General and administrative expenses” in the accompanying condensed consolidated statement of operations and comprehensive (loss) income.

Research and Development Costs

The Company routinely enters into several agreements with third-party contract research organizations (CROs) to oversee clinical research and development studies provided on an outsourced basis. The Company generally is not contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs under these agreements as of September 30, 2007 are $27.1 million.

9.	Other Liabilities — Related Parties

On June 19, 2007, the Compensation Committee of the Company’s Board of Directors authorized a one-time stock and cash award to each of the Company’s founders. These awards were granted and fully vested on June 29, 2007 when the founders agreed to their terms, but were not to be settled until the earlier of the completion of the initial public offering or December 31, 2007. In August 2007, the awards were settled upon the completion of the initial public offering. The Compensation Committee intended for these awards to compensate the founders for the lost value of stock options that had been granted to them in 2001 and 2002 and had been understood by them to have ten-year terms, but which had expired in 2006 and early 2007 as a result of the terms of the 2001 Stock Incentive Plan. The expired options would have entitled the founders to purchase an aggregate of 578,000 shares of class A common stock at a price of $0.21 per share and 136,000 shares at a price of $2.95 per share.

Upon their settlement at the completion of the initial public offering, these stock and cash awards had an aggregate value equal to the difference between the value of the shares that could have been purchased under each of the expired options, determined on the basis of the public offering price per share of $11.50, and the respective aggregate exercise prices for such shares as provided in the option agreements.

These awards consisted of a combination of cash and shares of class A common stock. Of the aggregate value of each award, 40% was payable in cash and 60% in stock. For purposes of determining the number of shares of

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

class A common stock to be issued in connection with each award, the stock was valued on the basis of the $11.50 public offering price per share in the initial public offering.

The estimated fair value of these awards, totaling $10.2 million on grant date, was based on using the Black-Scholes pricing model, as allowed under SFAS 123R. For the six months ended June 30, 2007, the Company recorded $10.2 million of general and administrative expense for these awards, of which $4.1 million was recorded as “Other liabilities — related parties” for the cash settlement portion and $6.1 million as “Additional paid-in capital” for the stock settlement portion. The liability portion of the awards was adjusted based upon the final cash settlement amount, but the equity portion was fixed upon the grant date.

When the initial public offering was completed in August 2007, the awards were settled and 401,133 shares of class A common stock were issued to the founders. In addition, as a result of the lower public offering price compared to the estimated public offering price at June 30, 2007, the Company recorded an adjustment of $1.0 million to reduce the amount of expense and related liability for the cash portion of the awards, which was paid to the founders.

10.	Collaboration and License Agreements

The following table summarizes the cash streams and related revenue recognition under the Takeda Agreement and the Supplemental Agreement, which are described in more detail below:

			Revenue
		Cash Received	Recognized
		for the	for the
	Amount	Nine Months	Nine Months	Amount
	Deferred at	Ended	Ended	Deferred at
	December 31,	September 30,	September 30,	September 30,
	2006	2007	2007	2007
(In thousands)

Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees with Takeda	$2,058	$—	$110	$1,948

Research and development revenue:
Up-front payment — remainder	$1,977	$—	$1,977	$—
Development milestones	5,609	30,000	35,609	—
Reimbursement of research and development expenses	3,365	7,379	14,519	—

Total	$10,951	$37,379	$52,105	$—

	Accounts			Accounts
	Receivable at			Receivable at
	December 31,			September 30,
	2006			2007

Product royalty revenue	$2,029	$13,900	$18,869	$6,998

Co-promotion revenue	$708	$3,648	$3,318	$378

Research and development revenue:
Development milestone	$—	$30,000	$30,000	$—

Reimbursement of research and development expenses	$—	$7,379	$11,154	$3,775

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

•	The Company granted Takeda an exclusive license of lubiprostone to co-develop, commercialize, and sell products for gastroenterology indications in the United States and Canada. There are no defined contractual cash flows within the Takeda Agreement for the grant of this license, but the Company did receive a non-refundable up-front payment of $20.0 million upon executing the Takeda Agreement. The license was granted to Takeda on October 29, 2004 and will expire when the Takeda Agreement expires or is terminated. After commercial launch, Takeda has paid and will pay the Company pre-determined royalties on net revenues on a quarterly basis for the products sold by Takeda during the term of the Takeda Agreement. The level of royalties is tiered based on the net sales recognized by Takeda. Royalty payments, which the Company began to earn in April 2006 and receive in July 2006, will cease when the Takeda Agreement is terminated and all cash payments due to the Company are paid. The Company has recorded product royalty revenue of approximately $7.0 million and $79,000 for the three months ended September 30, 2007 and 2006, respectively, and $18.9 million and $4.6 million for the nine months ended September 30, 2007 and 2006, respectively. This revenue is recorded as product royalty revenue in the condensed consolidated statements of operations and comprehensive (loss) income.

•	The Company participates in the following committees, along with Takeda: Joint Steering Committee, Joint Development Committee, Joint Commercialization Committee and Joint Manufacturing Committee. There are no separate cash flows identified within the Takeda Agreement associated with the participation by the Company in these committees. There is no defined performance period for this obligation, but the performance period will not exceed the term of the Takeda Agreement. The Company expects its participation on all committees to continue throughout the term of the Takeda Agreement, except for the Joint Development Committee, which will continue until development work is complete.

•	The Company has provided development work necessary for an NDA submission to the FDA for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation, or IBS-C, indications. Takeda funded the initial $30.0 million of development costs, the Company was obligated to fund the first $20.0 million in excess of the initial $30.0 million funded by Takeda and the two parties were to equally share any required development costs in excess of $50.0 million. Although there was no defined performance period for this development work, the period to perform the work would not exceed the term of the Takeda Agreement. In January 2006, the Company received approval for its NDA for AMITIZA to treat chronic idiopathic constipation and completed and submitted the supplemental NDA for IBS-C to the FDA in June 2007.

As a result of its reassessment of the deliverables under the Takeda Agreement (see Note 2), the Company determined there were four separate units of accounting as of the inception of the Takeda Agreement. The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting.

The Company determined that there were four separate units of accounting when the Takeda Agreement was executed — (1) participation in the Joint Steering Committee, (2) participation in the Joint Manufacturing Committee, (3) participation in the Joint Commercialization Committee and (4) the combined requirement of the development work of chronic idiopathic constipation and IBS-C and participation in the Joint Development Committee.

Upon receipt of the $20.0 million up-front payment, the Company deferred approximately $2.4 million to be recognized using the time-based model over the performance period of the participation in these meetings. During

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the three months ended September 30, 2007 and 2006, the Company recognized approximately $37,000 of this deferred amount as collaboration revenue on the condensed consolidated statements of operations and comprehensive income and $110,000 of this deferred amount as collaboration revenue during the nine months ended September 30, 2007 and 2006. The related deferred revenue as of September 30, 2007 was approximately $1.9 million.

Since the execution of the Takeda Agreement through December 31, 2006, the Company deferred the residual amount of the $20.0 million up-front payment totaling approximately $17.6 million, development milestone payments received totaling $50.0 million, and reimbursement of the initial $30.0 million of research and development costs for the development of AMITIZA for chronic idiopathic constipation and IBS-C indications. These deferred amounts were applied towards the unit of accounting combining the participation in the Joint Development Committee and the development of chronic idiopathic constipation and IBS-C and are being recognized over the performance period of developing the chronic idiopathic constipation and IBS-C NDA submissions. During the nine months ended September 30, 2007 and 2006, the Company recognized approximately $11.0 million and $38.3 million, respectively, of these deferred amounts as research and development revenue in the condensed consolidated statements of operations and comprehensive (loss) income. There was no related deferred revenue as of September 30, 2007. In June 2007, the Company recognized, in full, $30.0 million from Takeda upon the filing of the supplemental NDA for AMITIZA to treat IBS-C as the Company had completed its development.

The Company incurred research and development costs for this development work of approximately $726,000, $2.7 million, $13.6 million and $7.5 million for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006, respectively.

On February 1, 2006, the Company entered into the Supplemental Agreement with Takeda, which amended the responsibilities of both the Company and Takeda for the co-promotion of AMITIZA and clarified the responsibilities and funding arrangements for other marketing services to be performed by both parties.

Upon execution of the Supplemental Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, under the Supplemental Agreement:

•	The Company is obligated to co-promote AMITIZA with Takeda by employing a sales force of approximately 38 representatives to supplement Takeda’s sales activities. Takeda is obligated to reimburse the Company a specified amount per day per sales force representative, but such reimbursements shall not exceed certain pre-defined amounts. The term of this reimbursement arrangement ceases five years following the first date that the Company deployed sales representatives, which was in April 2006. The Company has recognized approximately $1.1 million and $1.3 million of revenues for the three months ended September 30, 2007 and 2006, respectively, and approximately $3.3 million and $2.6 million of revenues for the nine months ended September 30, 2007 and 2006, respectively, reflecting these co-promotion reimbursements, which is recorded as co-promotion revenue in the condensed consolidated statements of operations and comprehensive income.

•	The Company is obligated to perform miscellaneous marketing activities for AMITIZA, the majority of which would be reimbursed by Takeda. There is no defined performance period, but the performance period would not extend beyond January 31, 2007. The Company has recorded no reimbursements of miscellaneous costs for the three months ended September 30, 2007 but has recorded $130,000, $158,000 and $291,000, of reimbursements of miscellaneous costs for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 and 2006, respectively. These amounts are recorded as co-promotion revenue in the condensed consolidated statements of operations and comprehensive income

The Company views the deliverables under the Supplemental Agreement as economically independent of those in the original Takeda Agreement.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting. The Company was able to determine that its sales force miscellaneous marketing activities are treated as separate units of accounting. The Company is recognizing the cost reimbursements received for these deliverables as co-promotion revenues when services are performed and the reimbursement payments are due under the Supplemental Agreement. For the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006, the Company recognized approximately $1.1 million, $1.3 million, $3.3 million and $2.6 million, respectively, of co-promotion revenue for its sales force efforts and approximately $0, $130,000, $158,000 and $291,000, respectively, for its miscellaneous marketing efforts.

During the quarter ended June 30, 2006, the Joint Commercialization Committee granted approval for the Company and Takeda to begin three new studies related to funding arrangements discussed in both the Takeda Agreement and the Supplemental Agreement. The following are the three additional deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, when the three studies were agreed upon:

•	The Company is obligated to perform studies in connection with changes to labeling for chronic idiopathic constipation. Takeda is obligated to fund 70% of the labeling studies and the Company is obligated to fund the remaining 30%. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement. The Company initiated the first labeling study for chronic idiopathic constipation in August 2006, which is expected to be completed in January 2008.

•	The Company is obligated to perform studies in work for the development of an additional indication for opioid-induced bowel dysfunction. Takeda is obligated to fund all development work up to a maximum aggregate of $50.0 million for each additional indication and $20.0 million for each new formulation. If development costs exceed these amounts, Takeda and the Company shall equally share such excess costs. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement. The Company initiated work on the first additional indication for AMITIZA in July 2006, which is estimated to be completed in June 2009 and is expected to exceed $50.0 million in development costs.

•	The Company is obligated to perform all development work necessary for Phase IV studies, for which Takeda is obligated to fund all development work. There is no defined performance period, but the performance period will not exceed the term of the Supplemental Agreement. The Company began work on a Phase IV study for chronic idiopathic constipation in August 2006, which is estimated to be completed in June 2008.

The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting. As a result of the Company and Takeda agreeing to perform and fund these studies simultaneously, the Company determined that there is no objective and reliable evidence to determine the fair value for each of the studies. Accordingly, the Company has combined these three required deliverables as a single unit of accounting. All cash payments from Takeda related to these three deliverables will be deferred upon receipt and recognized over the entire period to complete the three studies using the time-based model. The estimated completion date is June 2009. During the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company recognized approximately $4.7 million, $0 million, $11.0 million and $0 million related to these three deliverables as research and development revenue on the condensed consolidated statements of operations and comprehensive (loss) income, respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11.	Stock Option Plan

A summary of the activity under the Company’s 2001 Stock Incentive Plan is presented below for the nine months ended September 30, 2007:

		Weighted
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	per Share	Value
(In thousands, except share and per-share data)

Options outstanding, December 31, 2006	826,200	$9.02	$958

Options forfeited	(25,925)	10.00
Options expired	(159,375)	3.98

Options outstanding, September 30, 2007	640,900	10.24	$328

Options exercisable at December 31, 2006	518,075	8.37	$958

Options exercisable at September 30, 2007	538,900	10.28	$251

As of September 30, 2007, approximately $407,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 4.73 years.

On October 18, 2007, the Company’s Board of Directors approved an amendment to the 2006 Stock Incentive Plan (the Plan). The Plan includes an “evergreen” provision by which the number of shares of the Company’s class A common stock available for issuance under the Plan increases automatically on the first day of each calendar year by a number equal to 5% of the aggregate number of shares of the Company’s class A common stock and class B common stock outstanding on such date, or such lesser number as the Board of Directors may determine. As amended, the Plan will provide that the number of shares of class A common stock included in each annual increase will be 500,000, or such lesser number as the Board of Directors may determine. The Board of Directors also determined that the amount of the increase in the shares available for issuance under the Plan as of January 1, 2008, pursuant to the “evergreen” provision, would be zero.

Under the Company’s 2001 Stock Incentive Plan, as of September 30, 2007, there are 510,000 non-employee stock options outstanding and exercisable with a weighted average exercise price per share of $5.85.

12.	Income Taxes

For the three months ended September 30, 2007 and 2006, the Company’s consolidated effective tax rate was 46.7% and 0%, respectively. For the nine months ended September 30, 2007 and 2006, the Company’s consolidated effective tax rate was 36.4% and 0%, respectively. The increase in the effective tax rate for the three months and nine months ended September 30, 2007 from the three months and nine months ended September 30, 2006 was due to the utilization of U.S. deferred tax assets and an increase in current tax expense resulting from the income earned in the current period for the Company’s U.S. operations. The utilization of the Company’s U.S. deferred tax assets for the three months ended September 30, 2006 was offset by a corresponding release of the Company’s valuation allowance, which resulted in a 0% effective tax rate. As of September 30, 2007, the Company’s remaining valuation allowance against its U.S. deferred tax assets was $8.6 million.

As required under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2007 and 2006 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods.

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

				Intercompany
	United States	Europe	Japan	Eliminations	Consolidated
(In thousands)

Three Months Ended September 30, 2007
Research and development revenue	$4,652	$—	$—	$—	$4,652
Contract revenue — related parties	105	—	219	(210)	114
Collaboration revenue	37	—	—	—	37
Product royalty revenue	6,998	—	—	—	6,998
Co-promotion revenue	1,051	—	—	—	1,051

Total revenues	12,843	—	219	(210)	12,852
Depreciation and amortization	85	1	7	—	93
Other operating expenses	12,587	520	737	(210)	13,634

Income (loss) from operations	171	(521)	(525)	—	(875)
Interest income	782	—	3	(5)	780
Interest expense	(4)	—	(5)	5	(4)
Other non-operating expense, net	(65)	(16)	(143)	—	(224)

Income (loss) before income taxes	$884	$(537)	$(670)	$—	$(323)

Capital expenditures	$788	$—	$—	$—	$788

Three Months Ended September 30, 2006
Research and development revenue	$6,759	$—	$—	$—	$6,759
Contract revenue — related parties	104	—	25	—	129
Collaboration revenue	37	—	—	—	37
Product royalty revenue	79	—	—	—	79
Co-promotion revenue	1,290	—	—	—	1,290

Total revenues	8,269	—	25	—	8,294
Depreciation and amortization	12	2	1	—	15
Other operating expenses	8,527	83	45	—	8,655

Loss from operations	(270)	(85)	(21)	—	(376)
Interest income	432	1	3	—	436
Interest expense	(4)	—	—	—	(4)
Other non-operating (expense) income, net	(3)	20	9	—	26

Income (loss) before income taxes	$155	$(64)	$(9)	$—	$82

Capital expenditures	$106	$—	$—	$—	$106

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Intercompany
	United States	Europe	Japan	Eliminations	Consolidated
(In thousands)

Nine Months Ended September 30, 2007
Research and development revenue	$52,105	$—	$—	$—	$52,105
Contract revenue — related parties	314	—	660	(630)	344
Collaboration revenue	110	—	—	—	110
Product royalty revenue	18,869	—	—	—	18,869
Co-promotion revenue	3,318	—	—	—	3,318

Total revenues	74,716	—	660	(630)	74,746
Depreciation and amortization	143	1	9	—	153
Other operating expenses	52,201	829	1,671	(630)	54,071

Income (loss) from operations	22,372	(830)	(1,020)	—	20,522
Interest income	1,573	—	7	(5)	1,575
Interest expense	(8)	—	(5)	5	(8)
Other non-operating expense, net	(56)	(25)	(103)	—	(184)

Income (loss) before income taxes	$23,881	$(855)	$(1,121)	$—	$21,905

Capital expenditures	$2,128	$—	$—	$—	$2,128

Nine Months Ended September 30, 2006
Research and development revenue (restated)	$38,900	$—	$—	$—	$38,900
Contract revenue (restated)	—	1,500	—	—	1,500
Contract revenue — related parties	209	—	54	—	263
Collaboration revenue (restated)	110	—	—	—	110
Product royalty revenue	4,563	—	—	—	4,563
Co-promotion revenue (restated)	2,558	—	—	—	2,558

Total revenues (restated)	46,340	1,500	54	—	47,894
Depreciation and amortization	42	1	7	—	50
Other operating expenses (restated)	32,105	342	140	—	32,587

Income (loss) from operations (restated)	14,193	1,157	(93)	—	15,257
Interest income	1,398	1	4	—	1,403
Interest expense	(12)	(43)	(29)	—	(84)
Other non-operating income, net	31	71	186	—	288

Income before income taxes	$15,610	$1,186	$68	$—	$16,864

Capital expenditures	$106	$—	$—	$—	$106

As of September 30, 2007
Property and equipment, net	$2,174	$—	$84	$—	$2,258

Identifiable assets	$112,149	$541	$2,499	$(6,190)	$108,999

As of December 31, 2006
Property and equipment, net	$253	$2	$88	$—	$343

Identifiable assets	$68,943	$496	$2,544	$(4,899)	$67,084

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements as of and for the year ended December 31, 2006 included in our Registration Statement on Form S-1, as amended (Registration No. 333-135133), which was declared effective by the Securities and Exchange Commission on August 2, 2007.

Restatement of Previously Issued Condensed Consolidated Financial Statements

We have restated our previously issued condensed consolidated financial statements and related footnotes for the nine months ended September 30, 2006. This was done to correct an error in accounting for the revenue recognition of our collaboration and license agreement and related agreements with Takeda Pharmaceutical Company Limited, or Takeda. All amounts in this discussion and analysis have been updated to reflect this restatement. For additional information regarding this restatement, see Note 2 to our condensed consolidated financial statements.

The error we corrected in the restatement originated in the fourth quarter of 2004 and continued throughout 2005 and part of 2006. The identification of this error occurred as a result of our reevaluation of the assumptions we used under Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, or EITF 00-21, in accounting for arrangements with multiple deliverables that require significant judgment and estimates.

During the preparation of our annual financial statements, we reassessed the stand-alone value to Takeda of the deliverables under our joint collaboration and license agreement with Takeda, at the time we became obliged to make such deliverables, by examining objective and reliable evidence of the fair value of the undelivered items. As a result of this reassessment, we determined that the previous application of a single unit of accounting for the deliverables from the joint collaboration and license agreement with Takeda was not appropriate. In addition, we determined that the substantive milestone method of revenue recognition we had been using was not appropriate to account for the cash payments received from Takeda related to our completion of these required deliverables and that a time-based model, which is amortized over the performance period of the development, would be more appropriate to account for these cash payments. Accordingly, in the restated condensed consolidated financial statements for the nine months ended September 30, 2006, we reduced the milestone revenue and increased research and development revenue. Total revenue increased by $9.3 million for the nine months ended September 30, 2006.

All data included in this discussion and analysis for the nine months ended September 30, 2006 are derived from our restated financial statements for those periods. The financial statements for the three months ended September 30, 2006 have not been previously issued and have not been restated.

Overview

We are a specialty pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. In January 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for our first product, AMITIZA, for the treatment of chronic idiopathic constipation in adults.

We are party to a collaboration and license agreement with Takeda, or the Takeda Agreement, to jointly develop and commercialize AMITIZA for chronic idiopathic constipation, irritable bowel syndrome with constipation, or IBS-C, opioid-induced bowel dysfunction, or OBD, and other gastrointestinal indications in the United States and Canada. We have the right to co-promote AMITIZA along with Takeda in these markets. We and

Takeda initiated commercial sales of AMITIZA in the United States for the treatment of chronic idiopathic constipation in adults in April 2006. Under the Takeda Agreement, Takeda records all product revenue and we receive a royalty on product revenue for such sales.

We first generated product royalty revenue for commercial sales of AMITIZA in the second quarter of 2006. Since inception, we have periodically incurred operating losses and, as of September 30, 2007, we had an accumulated deficit of $9.4 million. We recognized net income of $13.9 million for the nine months ended September 30, 2007 and $16.9 million for the nine months ended September 30, 2006. Historically, we have generated losses resulting principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for the next several years as we continue to expand our research and development activities, seek regulatory approvals for additional indications for AMITIZA and for other compounds as they are developed and augment our sales and marketing capabilities. Whether we are able to sustain profitability will depend upon our ability to generate revenues and receive payments under our contracts with Takeda or similar arrangements in the future that exceed these expenses. In the near term, our ability to generate product revenues will depend primarily on the successful commercialization and continued development of additional indications for AMITIZA.

We hold an exclusive worldwide royalty-bearing license from Sucampo AG, an affiliate, to develop and commercialize AMITIZA and all other prostone compounds covered by patents and patent applications held by Sucampo AG. We are obligated to assign to Sucampo AG all patentable improvements that we make in the field of prostones, which Sucampo AG is obligated in turn to license back to us on an exclusive basis. If we have not committed specified development efforts to any prostone compound other than AMITIZA, SPI-8811 (cobiprostone) and SPI-017 by the end of a specified period, which ends on the later of June 30, 2011 or the date upon which Drs. Kuno and Ueno, our founders, no longer control our company, then the commercial rights to that compound will revert to Sucampo AG, subject to a 15-month extension in the case of any compound that we designate in good faith as planned for development within that extension period.

Our Clinical Development Programs

We are developing AMITIZA and our other prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

•	AMITIZA (lubiprostone). In connection with our marketing approval for AMITIZA for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. We initiated these studies in January 2007. In addition, we are developing AMITIZA to treat IBS-C and OBD. We recently completed two pivotal Phase III clinical trials of AMITIZA for the treatment of IBS-C and a follow-on safety study to assess the long-term use of AMITIZA as a treatment for this indication. Based on the results of these trials, we are seeking marketing approval for AMITIZA for the treatment of this indication and submitted a supplement to our existing new drug application, or sNDA, for AMITIZA in June 2007. In addition, we commenced Phase III pivotal clinical trials of AMITIZA for the treatment of OBD in the third quarter of 2007. Our collaboration and co-promotion arrangement with Takeda also covers these additional indications for AMITIZA.

•	SPI-8811 (cobiprostone). We are developing orally administered cobiprostone to treat various gastrointestinal and liver disorders, including non-steroidal anti-inflammatory drug, or NSAID, induced ulcers, portal hypertension, non-alcoholic fatty liver disease and gastrointestinal disorders associated with cystic fibrosis. We also are planning to develop an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease. Our near term focus is on the development of cobiprostone as a treatment for NSAID-induced ulcers. We have completed Phase I clinical trials of cobiprostone in healthy volunteers and commenced a Phase II clinical trial of this product candidate for the treatment of NSAID-induced ulcers in the third quarter of 2007. We also plan to commence a Phase II proof-of-concept study of cobiprostone in patients with portal hypertension in the fourth quarter of 2007.

•	SPI-017. We are developing SPI-017 to treat vascular disease and central nervous system disorders. We are initially focused on developing an intravenous formulation of this product candidate for the treatment of peripheral arterial disease. We also are developing an oral formulation of SPI-017 for the treatment of Alzheimer’s disease. We plan to commence Phase I clinical trials of the intravenous formulation of SPI-017 in 2008.

Founders’ Awards

On June 19, 2007, the Compensation Committee of our board of directors authorized a one-time stock and cash award to each of our founders. These awards were granted on June 29, 2007 when the founders agreed to their terms and settled on August 2, 2007 upon the effectiveness of our initial public offering. The Compensation Committee intended for these awards to compensate the founders for the lost value of stock options that had been granted to them in 2001 and 2002 and had been understood by them to have ten-year terms, but which had expired in 2006 and early 2007 as a result of the terms of our 2001 stock incentive plan. The expired options would have entitled the founders to purchase an aggregate of 578,000 shares of class A common stock at a price of $0.21 per share and 136,000 shares at a price of $2.95 per share. These awards were fully vested at the grant date.

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

The estimated fair value of these founders’ awards, totaling $10.2 million on grant date, was based on using the Black-Scholes pricing model, as allowed under Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). For the six months ended June 30, 2007, we recorded $10.2 million of general and administrative expense for these awards, of which $4.1 million was recorded as “Other liabilities — related parties” for the cash settlement portion and $6.1 million as “Additional paid-in capital” for the stock settlement portion. The liability portion of the awards would then be adjusted based upon the final cash settlement amount, but the equity portion was fixed upon the grant date.

When the initial public offering was completed in August 2007, the awards were settled and 401,133 shares of class A common stock were issued to the founders. In addition, as a result of the lower public offering price compared to the estimated public offering price at June 30, 2007, we recorded an adjustment of $1.0 million to reduce the amount of expense and related liability cash portion of the awards, which was paid to the founders.

Results of Operations

Comparison of three months ended September 30, 2007 and September 30, 2006

Revenues

The following table summarizes our revenues for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006
(In thousands)

Research and development revenue	$4,652	$6,759
Collaboration revenue	37	37
Contract revenue — related parties	114	129
Product royalty revenue	6,998	79
Co-promotion revenue	1,051	1,290

Total	$12,852	$8,294

Total revenues were $12.9 million for the three months ended September 30, 2007 compared to $8.3 million for the three months ended September 30, 2006, an increase of $4.6 million. This increase was primarily due to the $6.9 million increase in product royalty revenue from sales of AMITIZA, partially offset by a $2.1 million decrease in research and development revenue.

Research and development revenue was $4.7 million for the three months ended September 30, 2007 compared to $6.8 million for the three months ended September 30, 2006, a decrease of $2.1 million. This decrease was primarily due to our completion of the development of AMITIZA to treat chronic idiopathic constipation and IBS-C, which was completed June 30, 2007 and the recognition as revenue of payments previously received from Takeda. We recognized our revenue for this development work ratably over the estimated performance period associated with the development of AMITIZA and it was completely recognized before the commencement of the quarter ended September 30, 2007.

The specific revenue streams associated with research and development revenue for the three months ended September 30, 2007 were as follows:

•	We began to perform services and receive payments from Takeda during the third quarter of 2006 for the following three deliverables: post-marketing studies to evaluate the safety of AMITIZA in patients with renal impairment and patients with hepatic impairment, Phase IV clinical trials of AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients and clinical trials of AMITIZA for the treatment of OBD. Total research and development revenue associated with these three deliverables for the three months ended September 30, 2007 was $4.7 million. During the three months ended September 30, 2007, we enrolled our first patient in a Phase III study of lubiprostone for the treatment of OBD.

The specific revenue streams associated with research and development revenue for the three months ended September 30, 2006 were as follows:

•	In March and May 2005, we received development milestone payments from Takeda totaling $30.0 million related to our efforts to develop AMITIZA. We recognized these payments as research and development revenue ratably over the performance period, which was completed in June 2007, resulting in $2.0 million of research and development revenue for the three months ended September 30, 2006 and no research and development revenue for the three months ended September 30, 2007 after the performance period was completed.

•	In January 2006, we received a $20.0 million development milestone payment from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $1.3 million of research and development revenue for the three months ended September 30, 2006.

•	We have received a total of $30.0 million of reimbursement payments for research and development costs from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $2.0 million for the three months ended September 30, 2006.

•	In October 2004, we received an up-front payment of $20.0 million from Takeda, of which $17.6 million was associated with the development of AMITIZA. This amount was recognized ratably over the estimated performance period, resulting in $1.2 million for the three months ended September 30, 2006.

We began to recognize product royalty payments from Takeda as revenue in the second quarter of 2006 following the product launch of AMITIZA. For the three months ended September 30, 2007, we recognized $7.0 million of product royalty revenue compared to $79,000 for the three months ended September 30, 2006. This increase reflects the higher market penetration of AMITIZA in the U.S. market, which was the result of several factors, including the increase of our sales force and Takeda’s sales force and the withdrawal of Zelnorm, a competing product.

We began to receive reimbursement from Takeda of costs for our sales force in the second quarter of 2006 following the product launch of AMITIZA. For the three months ended September 30, 2007 and 2006, we recognized $1.1 million and $1.3 million, respectively, of co-promotion revenues for reimbursement of sales force costs.

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

Total research and development expenses for the three months ended September 30, 2007 were $6.8 million compared to $2.8 million for the three months ended September 30, 2006, an increase of $4.0 million. In the three months ended September 30, 2006, our research and development expenses were primarily those associated with the ongoing Phase III clinical trials of AMITIZA for the treatment of irritable bowel syndrome with constipation. In the three months ended September 30, 2007, our research and development expenses were primarily those associated with the end of the IBS-C trial; the initiation of post-marketing studies of AMITIZA to evaluate its safety in pediatric patients, in patients with renal impairment and in patients with hepatic impairment; the initiation of Phase III clinical trials for OBD; and the initiation of a Phase II clinical trial for the treatment and prevention of NSAID-induced ulcers.

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

The following table summarizes our general and administrative expenses for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006
(In thousands)

Salaries, benefits and related costs	$1,513	$1,187
Legal and consulting expenses	638	576
Stock-based compensation	20	226
Founders’ stock-based award	(1,000)	—
Lease loss	310	—
Other operating expenses	1,547	789

Total	$3,028	$2,778

General and administrative expenses were $3.0 million for the three months ended September 30, 2007 compared to $2.8 million for the three months ended September 30, 2006, an increase of $250,000. This increase was primarily due to an increase in operational headcount, rent for additional leased office space and lease loss related to the abandonment of our former office in Bethesda, MD, offset by the adjustment to the founders’ stock-based award at the time we completed our initial public offering and a decline in stock-based compensation expense.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA and other selling and marketing expenses, including costs for market research and analysis, marketing and promotional materials, product samples and other costs.

Selling and marketing expenses were $2.7 million for the three months ended September 30, 2007 compared to $3.1 million for the three months ended September 30, 2006, a decrease of $373,000. This decrease was primarily due to the termination of our agreement with Ventiv Commercial Services, LLC, our contracted sales organization, as we internalized the sales force.

Milestone Royalties to Related Parties

Milestone royalties to related parties reflect the 5% we are obligated to pay to Sucampo AG with respect to any development milestone payments we earn from Takeda. In the three months ended September 30, 2007 and 2006, we did not incur any milestone royalty obligations because we did not earn any milestone payments from Takeda during either period.

Product Royalties to Related Parties

Product royalties to related parties represent our obligation to pay Sucampo AG a royalty of 3.2% of net sales of AMITIZA. The product royalties that we pay to Sucampo AG are based on total product net sales, whether by us or a sublicensee, and not on amounts actually received by us. We began to incur product royalty expenses for net sales of AMITIZA in the second quarter of 2006 following the product launch of AMITIZA. In the three months ended September 30, 2007, we expensed $1.2 million in product royalties to related parties compared to $14,000 for the three months ended September 30, 2006.

Income Taxes

As required under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, or APB No. 28, we have estimated our annual effective tax rate for the full fiscal years 2007 and 2006 and applied that rate to our income before income taxes in determining our provision for income taxes for the three months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, our consolidated effective tax rate was 46.7% and 0%, respectively. The increase in the effective tax rate for the three months ended September 30, 2007 from the three months ended September 30, 2006 was due to an increase in tax expense resulting from the income earned in the current period for our U.S. operations. The utilization of our U.S. deferred tax assets for the three months ended September 30, 2006 was offset by a corresponding release of our valuation allowance, which resulted in a 0% effective tax rate. As of September 30, 2007, our remaining valuation allowance against our U.S. deferred tax assets was $8.6 million.

Comparison of nine months ended September 30, 2007 and September 30, 2006

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
(In thousands)		(restated)

Research and development revenue	$52,105	$38,900
Contract revenue	—	1,500
Collaboration revenue	110	110
Contract revenue — related parties	344	263
Product royalty revenue	18,869	4,563
Co-promotion revenue	3,318	2,558

Total	$74,746	$47,894

Total revenues were $74.7 million for the nine months ended September 30, 2007 compared to $47.9 million (restated) for the nine months ended September 30, 2006, an increase of $26.8 million. This increase was primarily due to the recognition of $30.0 million of research and development revenue in connection with a research and development milestone payment earned from Takeda upon the filing of the sNDA for AMITIZA to treat IBS-C in June 2007. This increase also reflected a $14.3 million increase in product royalty revenue from sales of AMITIZA.

Research and development revenue was $52.1 million for the nine months ended September 30, 2007 compared to $38.9 million (restated) for the nine months ended September 30, 2006, an increase of $13.2 million. This increase was primarily due to the recognition of the $30.0 million research and development milestone payment for the completion of our development of AMITIZA to treat chronic idiopathic constipation and IBS-C and the recognition of payments previously received from Takeda. We recognize our revenue for this development work ratably over the estimated performance period associated with the development of AMITIZA, which was completed in June 2007. Excluding this milestone, we had a $16.8 million decrease in research and development revenue primarily due to a $14.2 million decrease in the recognition of deferred revenue for six months in 2007 compared to nine months in 2006.

The following table summarizes the cash streams and related revenue recognition under the Takeda Agreement and the Supplemental Agreement, which are described in more detail below:

			Revenue
		Cash Received	Recognized
	Amount	for the Nine	for the Nine	Amount
	Deferred at	Months Ended	Months Ended	Deferred at
	December 31,	September 30,	September 30,	September 30,
	2006	2007	2007	2007
(In thousands)

Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees with Takeda	$2,058	$—	$110	$1,948

Research and development revenue:
Up-front payment — remainder	$1,977	$—	$1,977	$—
Development milestones	5,609	30,000	35,609	—
Reimbursement of research and development expenses	3,365	7,379	14,519	—

Total	$10,951	$37,379	$52,105	$—

	Accounts			Accounts
	Receivable at			Receivable at
	December 31,			September 30,
	2006			2007
Product royalty revenue	$2,029	$13,900	$18,869	$6,998

Co-promotion revenue	$708	$3,648	$3,318	$378

Research and development revenue:
Development milestone	$—	$30,000	$30,000	$—

Reimbursement of research and development expenses	$—	$7,379	$11,154	$3,775

The specific revenue streams associated with research and development revenue for the nine months ended September 30, 2007 and 2006 were as follows:

•	In October 2004, we received an up-front payment of $20.0 million from Takeda, of which $17.6 million was associated with the development of AMITIZA. This amount was recognized ratably over the estimated performance period, resulting in $2.0 million and $5.0 million of research and development revenue for the nine months ended September 30, 2007 and 2006, respectively. The smaller amount of revenue recognized for the nine months ended September 30, 2007 is a result of our determination in June 2006 to extend the estimated completion of the development period to June 2007.

•	In March and May 2005, we received development milestone payments from Takeda totaling $30.0 million related to our efforts to develop AMITIZA. We recognized these payments as research and development revenue ratably over the performance period, resulting in $3.4 million of research and development revenue for the nine months ended September 30, 2007 and $8.5 million for the nine months ended September 30, 2006. The smaller amount of revenue recognized for the nine months ended September 30, 2007 is a result of our determinations in June 2006 to extend the estimated completion of the development period to June 2007.

•	In January 2006, we received a $20.0 million development milestone payment from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $2.2 million of research and development revenue for the nine months ended September 30, 2007 and $16.4 million for the nine months ended September 30, 2006. We recognized a significant portion of this milestone payment in the three months ended March 31, 2006, the quarter in which it was received, reflecting the fact that we were then well into the estimated development period. The smaller amount of revenue for the nine months ended September 30, 2007 also reflects our determinations, subsequent to our receipt of this payment, to extend the estimated completion in June 2006 of the development period to June 2007.

•	Since inception of our agreement with Takeda, we have received a total of $30.0 million of reimbursement payments for research and development costs from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $3.4 million of research and development revenue for the nine months ended September 30, 2007 and $8.5 million for the nine months ended September 30, 2006. The smaller amount of revenue recognized for the nine months ended September 30, 2007 is a result of our determination in June 2006 to extend the estimated completion of the development period to June 2007.

•	We also began to perform services and receive payments from Takeda during the third quarter of 2006 for the following three deliverables: post-marketing studies to evaluate the safety of AMITIZA in patients with renal impairment and patients with hepatic impairment, Phase IV clinical trials of AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients and clinical trials of AMITIZA for the treatment of OBD. Total research and development revenue associated with these three deliverables for the nine months ended September 30, 2007 and 2006 was $11.0 million and $1.1 million, respectively.

We had no contract revenue for the nine months ended September 30, 2007 compared to $1.5 million (restated) for the nine months ended September 30, 2006. Contract revenue represents amounts released from previously deferred revenue that we recognized upon the expiration in January 2006 of the option we had previously granted to Takeda for joint development and commercialization rights for AMITIZA in Europe, Africa and the Middle East.

We began to recognize product royalty payments from Takeda as revenue in the second quarter of 2006 following the product launch of AMITIZA. For the nine months ended September 30, 2007, we recognized $18.9 million of product royalty revenue compared to $4.6 million for the nine months ended September 30, 2006.

We began to receive reimbursement of costs for our sales force in the second quarter of 2006 following the product launch of AMITIZA. For the nine months ended September 30, 2007, we recognized $3.3 million of co-promotion revenues, of which approximately $158,000 was for reimbursement of costs for miscellaneous marketing activities and approximately $3.2 million was for reimbursement of sales force costs. For the nine months ended September 30, 2006, we recorded $2.6 million (restated) as co-promotion revenues, of which approximately $291,000 was for reimbursement of costs for miscellaneous marketing activities and $2.3 million was for reimbursement of sales force costs.

Research and Development Expenses

Total research and development expenses for the nine months ended September 30, 2007 were $20.1 million compared to $12.4 million for the nine months ended September 30, 2006, an increase of $7.7 million. The higher costs in 2007 reflect the significant research and development expenses incurred by us during that period in connection with the filing of the sNDA for the treatment of IBS-C; the initiation of post-marketing safety studies in pediatric patients, in patients with renal impairment and in patients with hepatic impairment; the initiation of Phase III studies for OBD; and the initiation of a Phase II study of NSAID-induced ulcers. In 2006, our research and development expenses were primarily those associated with the ongoing Phase III clinical trials of AMITIZA for the treatment of IBS-C. In the quarter ended September 30, 2007, we enrolled our first patient in a Phase III study for OBD, which we expect to be completed in the second quarter of 2009. We also enrolled our first patient in a multi-center Phase II study of NSAID-induced ulcers.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
(In thousands)		(restated)

Salaries, benefits and related costs	$4,756	$3,986
Legal and consulting expenses	2,005	2,407
Stock-based compensation	(122)	2,494
Founders’ stock-based awards	9,187	—
Lease loss	310	—
Other operating expenses	3,528	2,091

Total	$19,664	$10,978

General and administrative expenses were $19.7 million for the nine months ended September 30, 2007 compared to $11.0 million (restated) for the nine months ended September 30, 2006, an increase of $8.7 million. This increase was due primarily to the founders’ stock-based award of $9.2 million granted in June 2007, offset in part by the decline in stock-based compensation expenses from the $2.5 million recorded in the prior year. This increase also reflected increases in operational headcount, rent for additional leased office space and lease loss related to the abandonment of our former office in Bethesda, MD.

We recorded a cumulative out-of-period adjustment of approximately $358,000 during the nine months ended September 30, 2007 to reduce an overstatement of additional paid-in capital and general administrative expenses that had been recorded as of and for the year ended December 31, 2006 in connection with certain employee stock options awarded in 2006. The error resulted from applying the incorrect contractual term for certain employee stock options. The impacts of this adjustment were not material to the consolidated financial statements for the year ended December 31, 2006, for the corresponding interim periods or for the period in which it was recorded, as the adjustment consisted of insignificant amounts related to each of the quarterly reporting periods dating back to the quarter ended September 30, 2006.

Selling and Marketing Expenses

Selling and marketing expenses were $9.7 million for the nine months ended September 30, 2007 compared to $7.1 million (restated) for the nine months ended September 30, 2006, an increase of $2.6 million. This increase was due to increased costs for market research and analysis, marketing and promotional materials, product samples and other costs, for nine months in 2007 compared to six months in 2006.

Milestone Royalties to Related Parties

Milestone royalties to related parties were $1.5 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. These royalties were paid to Sucampo AG, reflecting the 5% we owed them for the $30.0 million development milestone earned from Takeda during that period. The milestone royalties to related parties of $1.3 million for the nine months ended September 30, 2006 were paid to Sucampo AG reflecting the 5% we owed them for the $20.0 million development milestone payment we received from Takeda during that period, and a $250,000 milestone payment for regulatory approval of AMITIZA.

Product Royalties to Related Parties

We began to incur product royalty expenses for net sales of AMITIZA in the second quarter of 2006 following the product launch of AMITIZA. In the nine months ended September 30, 2007, we expensed $3.4 million in product royalties to related parties compared to $981,000 for the nine months ended September 30, 2006.

Income Taxes

As required under APB No. 28, we have estimated our annual effective tax rate for the full fiscal years 2007 and 2006 and applied that rate to our income before income taxes in determining our provision for income taxes for the nine months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, our consolidated effective tax rate was 36.4% and 0%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 was due to the utilization of U.S. deferred tax assets and an increase in current tax expense resulting from the income earned in the current period. The utilization of our U.S. deferred tax assets for the nine months ended September 30, 2006 was offset by a corresponding release of our valuation allowance, which resulted in a 0% effective tax rate. As of September 30, 2007, our remaining valuation allowance against our U.S. deferred tax assets was $8.6 million.

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

				Intercompany
(In thousands)	United States	Europe	Japan	Eliminations	Consolidated

Three Months Ended September 30, 2007
Total revenues	$12,843	$—	$219	$(210)	$12,852
Income (loss) from operations	171	(521)	(525)	—	(875)
Income (loss) before income taxes	884	(537)	(670)	—	(323)
Identifiable assets (end of period)	112,149	541	2,499	(6,190)	108,999
Three Months Ended September 30, 2006
Total revenues	$8,269	$—	$25	$—	$8,294
Loss from operations	(270)	(85)	(21)	—	(376)
Income (loss) before income taxes	154	(64)	(8)	—	82
Nine Months Ended September 30, 2007
Total revenues	$74,716	$—	$660	$(630)	$74,746
Income (loss) from operations	22,372	(830)	(1,020)	—	20,522
Income (loss) before income taxes	23,881	(855)	(1,121)	—	21,905
Identifiable assets (end of period)	112,149	541	2,499	(6,190)	108,999
Nine Months Ended September 30, 2006
Total revenues (restated)	$46,340	$1,500	$54	$—	$47,894
Income (loss) from operations (restated)	14,193	1,157	(93)	—	15,257
Income before income taxes (restated)	15,609	1,186	69	—	16,864

Liquidity and Capital Resources

Sources of Liquidity

We require cash principally to meet our operating expenses. We have financed our operations since inception with a combination of private placements of equity securities, our initial public offering, up-front and milestone payments received from Takeda and R-Tech Ueno, Ltd., or R-Tech, an affiliate, and research and development expense reimbursements from Takeda. From inception through September 30, 2007, we had raised net proceeds of $55.3 million from private equity financings and net proceeds of $28.2 million from our initial public offering in August 2007. From inception through September 30, 2007, we had also received an aggregate of $140.5 million in up-front, milestone, option and expense reimbursement payments from third parties. We operated profitably in the nine months ended September 30, 2007 and 2006, principally as a result of the development milestones and product royalties that we earned from Takeda. As of September 30, 2007, we had cash and cash equivalents and short-term investments of $89.7 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
(In thousands)	2007	2006

Cash provided by (used in):
Operating activities	$8,408	$(3,086)
Investing activities	(33,188)	(737)
Financing activities	31,341	17,968
Effect of exchange rates	186	(82)

Net increase in cash and cash equivalents	$6,747	$14,063

Nine months ended September 30, 2007

Net cash provided by operating activities was $8.4 million for the nine months ended September 30, 2007. This reflected net income of $13.9 million offset by an increase in product royalties receivable of $5.0 million and in accounts receivable of $7.8 million and a decrease in deferred revenue of $11.4 million. The decrease in deferred revenue primarily related to the amortization of deferred research and development revenue over the performance period of the development of AMITIZA.

Net cash used in investing activities was $33.2 million for the nine months ended September 30, 2007. This primarily reflected our purchases of short-term investments and purchases of property and equipment associated with the move of our offices in the United States in July 2007 offset by proceeds from the sale of short-term investments.

Net cash provided by financing activities was $31.3 million for the nine months ended September 30, 2007. This reflected the net proceeds from the issuance of common stock in our initial public offering, which was consummated in August 2007, of which the Company had prepaid $3.1 million of offering expenses prior to 2007.

Nine months ended September 30, 2006

Net cash used in operating activities was $3.1 million for the nine months ended September 30, 2006. This reflected net income of $16.9 million (restated), which included a non-cash charge of $3.0 million of stock-based compensation expense. We also had a decrease in deferred revenue of $19.2 million (restated). The decrease in deferred revenue primarily related to the amortization of deferred research and development revenue over the performance period of the development of AMITIZA.

Net cash used in investing activities was $737,000 for the nine months ended September 30, 2006. This reflected our purchases of auction rate securities and property and equipment, offset in part by proceeds received from sales and maturities of auction rate securities.

Net cash provided by financing activities was $18.0 million for the nine months ended September 30, 2006. This reflected $23.9 million in net proceeds raised in a private placement sale of 2,398,759 shares of class A common stock, $1.2 million in funds received from borrowings under related party debt instruments, $2.4 million of payments incurred for our completed initial public offering and $4.8 million of repayments under related party debt instruments.

Funding Requirements

We believe that our existing cash and internally generated funds will be sufficient to enable us to fund our operations at least through the third quarter of 2008.

We will need substantial amounts of capital to continue growing our business. We will require this capital to:

•	fund our 30% share of the two post-marketing studies of AMITIZA to evaluate its safety in patients with renal impairment and patients with hepatic impairment;

•	fund regulatory efforts by Sucampo Europe and Sucampo Japan for AMITIZA and cobiprostone;

•	fund development and regulatory activities for cobiprostone and SPI-017;

•	fund research and development activities for prostone compounds other than AMITIZA, cobiprostone and SPI-017;

•	fund the expansion of our commercialization activities in the United States and the initiation of commercialization efforts in non-U.S. markets; and

•	fund costs for capital expenditures to support the growth of our business.

The timing of these funding requirements is difficult to predict due to many factors, including the outcomes of our research and development programs and when those outcomes are determined, the timing of obtaining regulatory approvals and the presence and status of competing products. Our capital needs may exceed the capital available from our future operations, collaborative and licensing arrangements and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including, but not limited to:

•	the revenue from AMITIZA;

•	the future expenditures we may incur to increase revenue from AMITIZA;

•	the cost and time involved to progress our research and development programs;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and

•	any future change in our business strategy.

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for research and development funding and the future potential milestone payments of $110.0 million from Takeda, we do not currently have any commitments for future external funding.

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of September 30, 2007.

Item 4T.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)	Remediation of Previous Material Weakness

Management has concluded that sufficient controls and processes were implemented in the first two quarters of 2007 to remediate the material weakness of maintaining effective controls over the preparation, review, and presentation of the financial information prepared in accordance with U.S. generally accepted accounting principles reflecting Sucampo Europe and Sucampo Japan operations. Previously, effective controls were not designed and in place to adequately review, analyze and monitor these affiliates’ financial information, nor did we have a standard reporting format for these affiliates, accounting procedures and policies manuals, formally documented controls and procedures or a formal process to review and analyze financial information for these affiliates. We have implemented the following entity level controls and processes:

•	implemented a formal review of monthly reporting packages that requires each subsidiary to provide detailed financial data, including identification of significant transactions;

•	implemented formal written processes to facilitate the consolidation activities; and

•	implemented formal procedures for foreign currency translation and US generally accepted accounting principals reporting.

As our business changes and grows, we expect the process of improving our internal controls will require us to continue to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. There can be no assurance that any future action we take will be successful. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis.

c)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

We do not believe there have been material changes to the risk factors affecting our business that we included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and our Registration Statement on Form S-1, as amended (Registration No. 333-135133).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Class A Common Stock

In August 2007, we completed an initial public offering of class A common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-135133) which the SEC declared effective on August 2, 2007. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 4,312,500 shares of our class A common stock, of which 3,125,000 shares were sold by us and 625,000 shares were sold by a selling stockholder, at a price of $11.50 per share. S&R Technology Holdings, LLC, or S&R, which is wholly-owned by our founders, Drs. Kuno and Ueno, granted to the underwriters an option to purchase an additional 562,500 shares of our class A common stock at the initial public offering price of $11.50 per share to cover over-allotments, if any. The initial closing of the offering occurred on August 2, 2007. The underwriters exercised their over-allotment option and purchased an additional 562,500 shares of class A common stock from S&R on August 29, 2007. We did not receive any proceeds from the sale of these shares by S&R. The managing underwriters for the offering were Cowen and Company, LLC, CIBC World Markets Corp. and Leerink Swann & Co., Inc.

We raised a total of $35.9 million in gross proceeds from the initial public offering, or approximately $28.2 million in net proceeds after deducting underwriting discounts and commissions of $3.0 million and other offering expenses of approximately $4.7 million. The selling stockholder received a total of approximately $7.2 million in gross proceeds from the initial public offering, or approximately $6.7 million of net proceeds after deducting the underwriting discounts. S&R received a total of approximately $6.5 million in gross proceeds from the initial public offering, or approximately $6.0 million of net proceeds after deducting the underwriting discounts.

We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our common stock or to any affiliate of ours, and none of the expenses we incurred in connection with the offering or the underwriting discounts and commissions were paid, directly or indirectly, to any such persons. We did, however, contemporaneously with the closing of our initial public offering, make payments of approximately $3.1 million in the aggregate to Ryuji Ueno, a director, officer and 10% stockholder, and Sachiko Kuno, a 10% stockholder, in settlement of special stock and cash awards that had been made to them in June 2007.

We have invested the net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibits	Description

10.1	Indemnification Agreement, dated as of October 18, 2007, between the Registrant and Anthony C. Celeste
10.2	Amended and Restated 2006 Stock Incentive Plan
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

November 14, 2007	By: /s/ Ryuji Ueno Ryuji Ueno, M.D., Ph.D., Ph.D. Chief Executive Officer, Chief Scientific Officer and Chair of the Board of Directors (Principal Executive Officer)

November 14, 2007	By: /s/ Ronald W. Kaiser Ronald W. Kaiser Chief Financial Officer (Principal Financial Officer)

November 14, 2007	By: /s/ Mariam E. Morris Mariam E. Morris Chief Accounting Officer (Principal Accounting Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description

10.1	Indemnification Agreement, dated as of October 18, 2007, between the Registrant and Anthony C. Celeste
10.2	Amended and Restated 2006 Stock Incentive Plan
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002