Form 10-K
period 2007-12-31
Sucampo Pharmaceuticals, Inc.
filed 2008-03-27
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-33609
SUCAMPO PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3929237
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4520 East-West Highway, Suite 300 Bethesda, MD 20814 (Address of principal executive offices, including zip code)	(301) 961-3400 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock, par value $0.01	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There was no active trading market for the registrant’s common equity as of June 30, 2007. As of August 2, 2007 (the date that the registrant’s class A common stock, par value $0.01 per share, began trading on the NASDAQ Global Market), the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $190.0 million, based on the closing price of the registrant’s class A common stock reported on the NASDAQ Global Market on such date of $12.20 per share.

As of March 20, 2008, there were outstanding 15,542,768 shares of the registrant’s class A common stock, par value $0.01 per share, and 26,191,050 of the registrant’s class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on June 5, 2008, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Sucampo Pharmaceuticals, Inc.

Form 10-K

PART I

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under “Risk Factors” set forth below. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

ITEM 1.	BUSINESS

Overview

We are a specialty biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. The therapeutic potential of prostones was first identified by one of our founders, Dr. Ryuji Ueno. We believe that most prostones function as activators of cellular ion channels and, as a result, may be effective at promoting fluid secretion and enhancing cell protection, which may give them wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostones with novel mechanisms of action for the treatment of gastrointestinal, respiratory, vascular and central nervous system diseases and disorders for which there are unmet or underserved medical needs and significant commercial potential.

In January 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for our first product, AMITIZA ® (lubiprostone), for the treatment of chronic idiopathic constipation in adults of all ages. AMITIZA is the only prescription product for the treatment of chronic idiopathic constipation that has been approved by the FDA for use by adults of all ages, including those over 65 years of age, and that has demonstrated effectiveness for use beyond 12 weeks. Constipation becomes chronic when a patient suffers specified symptoms for more than 12 non-consecutive weeks within a 12-month period and is idiopathic if it is not caused by other diseases or by use of medications. Studies published in The American Journal of Gastroenterology estimate that approximately 42 million people in the United States suffer from constipation. Based on these studies, we estimate that approximately 12 million people can be characterized as suffering from chronic idiopathic constipation. In an additional study published in The American Journal of Gastroenterology, 91% of physicians expressed a desire for better treatment options for constipation.

AMITIZA increases fluid secretion into the intestinal tract by activating specific chloride channels in cells lining the small intestine. This increased fluid level softens the stool, facilitating intestinal motility and bowel movements. In addition, AMITIZA improves symptoms associated with chronic idiopathic constipation, including straining, hard stools, bloating and abdominal pain or discomfort.

We are party to a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, to jointly develop and commercialize AMITIZA for chronic idiopathic constipation, irritable bowel syndrome with constipation, opioid-induced bowel dysfunction and other gastrointestinal indications in the United States and Canada. We have the right to co-promote AMITIZA along with Takeda in these markets. We and Takeda initiated commercial sales of AMITIZA in the United States for the treatment of chronic idiopathic constipation in April 2006. Takeda is marketing AMITIZA broadly to office-based specialty physicians and primary care physicians. We are complementing Takeda’s marketing efforts by promoting AMITIZA through a specialty sales force in the institutional marketplace, including specialist physicians based in academic medical centers and long-term care facilities. This institutional market is characterized by a concentration of elderly patients, who we believe will be a key market for AMITIZA to treat gastrointestinal indications, and by physicians who are key opinion leaders in the gastrointestinal field. We have performed all of the development activities with respect to AMITIZA and Takeda has funded a portion of the cost for these activities. We have retained the rights to develop and commercialize AMITIZA outside the United States and Canada and to develop and commercialize it in the United States and Canada for indications other than gastrointestinal indications.

We also plan to pursue marketing approval for AMITIZA for additional constipation-related gastrointestinal indications with large, underserved markets. We recently completed two pivotal Phase III clinical trials and a long-term safety trial of AMITIZA for the treatment of irritable bowel syndrome with constipation. In these trials, AMITIZA improved overall relief from symptoms associated with irritable bowel syndrome with constipation with statistical significance and was well tolerated. Based upon the results of these trials, we submitted a supplement to our existing new drug application, or NDA, for AMITIZA to the FDA in June 2007 seeking marketing approval for AMITIZA for the treatment of this indication. Under the Prescription Drug User Fee Act of 1992, or PDUFA, we expect the FDA to announce a decision regarding our application, or a PDUFA action, on or about April 29, 2008. According to the American College of Gastroenterology, irritable bowel syndrome affects approximately 58 million people in the United States, with irritable bowel syndrome with constipation accounting for approximately one-third of these cases. In addition, we commenced Phase III pivotal clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction in September 2007.

We also plan to pursue marketing approval for AMITIZA in Europe and the Asia-Pacific region for appropriate gastrointestinal indications based on local market disease definitions and the reimbursement environment. In February 2008, we submitted a marketing authorization application, or MAA, for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in the United Kingdom. The MAA has been filed using the decentralized procedure with the United Kingdom, through its Medicines and Healthcare Products Regulatory Agency, serving as the reference member state, with additional applications subsequently filed with the member states of Belgium, Denmark, France, Germany, Ireland, the Netherlands, Spain and Sweden.

In November 2007, we initiated a multi-center Phase IIb dose-ranging study in Japan to evaluate the safety and efficacy of lubiprostone for treating chronic idiopathic constipation in adults.

In addition, we are developing other prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

•	Cobiprostone (formerly SPI-8811) for the treatment of ulcers induced by non-steroidal anti-inflammatory drugs, or NSAIDs, portal hypertension, non-alcoholic fatty liver disease, disorders associated with cystic fibrosis and chronic obstructive pulmonary disease. We have completed Phase I clinical trials of cobiprostone in healthy volunteers and commenced a Phase II clinical trial of this product candidate for the treatment of NSAID-induced ulcers in the third quarter of 2007. We also submitted an investigation new drug application, or IND, to the FDA in December 2007 for a Phase II proof-of-concept study of cobiprostone in patients with portal hypertension.

•	SPI-017 for the treatment of peripheral arterial and vascular disease and central nervous system disorders. Initially, we are working on the development of an intravenous formulation of SPI-017 for the treatment of peripheral arterial disease. We also are developing an oral formulation of SPI-017 for the treatment of Alzheimer’s disease. We plan to commence Phase I clinical trials of the intravenous formulation of SPI-017 in 2008 and Phase I clinical trials of the oral formulation in 2009.

We hold an exclusive worldwide royalty-bearing license from Sucampo AG, a Swiss patent-holding company, to develop and commercialize AMITIZA and other prostone compounds covered by patents and patent applications held by Sucampo AG. We are obligated to assign to Sucampo AG all patentable improvements that we make in the field of prostones, which Sucampo AG will in turn license back to us on an exclusive basis. AMITIZA, cobiprostone and SPI-017 are covered by perpetual licenses that cannot be terminated unless we default in our payment obligations to Sucampo AG. If we have not committed specified development efforts to any prostone compound other than AMITIZA, cobiprostone and SPI-017 by the end of a specified period, which ends on the later of June 30, 2011 or the date upon which Drs. Ryuji Ueno and Sachiko Kuno, our founders and controlling stockholders, no longer control our company, then the commercial rights to that compound will revert to Sucampo AG, subject to a

15-month extension in the case of any compound that we designate in good faith as planned for development within that extension period. For this purpose, Drs. Ueno and Kuno will be deemed to control our company as long as either they together own a majority of the voting power of our stock or at least one of them is a member of our board of directors.

We are party to exclusive supply arrangements with R-Tech Ueno, Ltd., or R-Tech, a Japanese pharmaceutical manufacturer, to provide us with clinical and commercial supplies of AMITIZA and clinical supplies of our product candidates cobiprostone and SPI-017. These arrangements include provisions requiring R-Tech to assist us in connection with applications for marketing approval for these compounds in the United States and elsewhere, including assistance with regulatory compliance for chemistry, manufacturing and controls.

In August 2007, we completed our initial public offering of 3,125,000 shares of class A common stock at a public offering price of $11.50 per share, resulting in gross proceeds of approximately $35.9 million. After deducting underwriters’ discounts and commissions and expenses of the offering, we raised net proceeds of $28.2 million. An additional 625,000 shares of class A common stock were sold by a selling stockholder and 562,500 shares were sold under an overallotment option by S&R Technology Holdings, LLC, or S&R, which is wholly-owned by our founders, Drs. Ueno and Kuno. We did not receive any proceeds from the sale of the shares by the selling stockholder or S&R.

Our two founders, Drs. Ueno and Kuno, together, directly or indirectly, own all of the stock of Sucampo AG and a majority of the stock of R-Tech. Drs. Ueno and Kuno also are controlling stockholders of our company and are married to each other. Dr. Ueno is our chief executive officer and the chairman of our board of directors and Dr. Kuno was, until June 2007, also an executive officer and director of our company. Dr. Kuno currently serves as our advisor of international business development.

Product Pipeline

The table below summarizes the development status of AMITIZA and our key product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of AMITIZA in the United States and Canada, which is covered by our collaboration and license agreement with Takeda.

Product/
Product Candidate	Target Indication	Development Phase	Next Milestone

AMITIZA	Chronic idiopathic constipation (adult)	Marketed in the U.S.	—
		Marketing Authorization Application submitted in nine European countries	Regulatory action by the European countries
		Phase IIb dose-ranging study in Japan ongoing	Phase III program in Japan
	Chronic idiopathic constipation (pediatric, patients with renal impairment and patients with hepatic impairment)	Phase IV pediatric, renal impairment and hepatic impairment trials ongoing	—
	Irritable bowel syndrome with constipation	Supplemental NDA filed	FDA action on the supplemental NDA (PDUFA action expected in late April 2008)
	Opioid-induced bowel dysfunction	Phase III pivotal trials ongoing	Filing of NDA or supplemental NDA with FDA

Product/
Product Candidate	Target Indication	Development Phase	Next Milestone

Cobiprostone	Gastrointestinal
	Non-steroidal anti-inflammatory drug (NSAID) induced ulcers	Phase II trial ongoing	Phase II dose-ranging trial planned to commence in 2009
	Cystic fibrosis - gastrointestinal disorders (oral formulation)	Phase II trial completed	Phase II dose-ranging trial planned to commence in 2009
Liver
	Portal hypertension	Phase II proof-of-concept study ongoing	Phase II dose-ranging trial planned to commence in 2009
	Non-alcoholic fatty liver disease	Phase II trial completed	Pending availability of new diagnostic tool
Pulmonary
	Cystic fibrosis - respiratory symptoms (inhaled formulation)	Preclinical	Finalize inhaled formulation
	Chronic obstructive pulmonary disease	Preclinical	Finalize inhaled formulation
SPI-017	Peripheral arterial and vascular disease	Preclinical	Phase I trials of intravenous formulation planned to commence in 2008*
	Stroke	Preclinical	Phase I trials of intravenous formulation planned to commence in 2008*
	Alzheimer’s disease	Preclinical	Phase I trials of oral formulation planned to commence in 2009*

*	Results from Phase I trials of both intravenous and oral formulations may be useful in development of any of these indications.

Additionally, we have recently initiated pharmacologic studies on six additional preclinical prostone compounds, including two combination candidates, as we focus on development and commercialization of therapies for age-related diseases.

Scientific Background of Prostones

Prostones are a class of compounds derived from functional fatty acids that occur naturally in the human body. The therapeutic potential of prostones was first identified by Dr. Ueno. Fatty acids serve as fuel for energy production in cells in many organisms and are intermediates in the synthesis of other important chemical compounds. To date, two prostone products have received marketing approval: AMITIZA for the treatment of chronic idiopathic constipation and RESCULA® (unoprostone isopropyl) for the treatment of glaucoma. RESCULA, which was developed by R-Tech under the leadership of Drs. Ueno and Kuno, was the first commercially available prostone drug. RESCULA was first sold in Japan beginning in 1994 and is currently marketed in more than 40 countries worldwide. Although we do not hold any rights to RESCULA, we believe that the successful development of AMITIZA and RESCULA demonstrates the initial therapeutic potential of prostones.

Ion Channel Activation

Based on our preclinical and clinical studies, we believe that most prostones work as selective ion channel activators, which means that they promote the movement of specific ions into or out of cells. Ions are charged particles, such as sodium, potassium, calcium and chloride. The concentration of specific ions within particular types of cells is important to many vital physiological functions in the human body. Because ions cannot move freely across cell membranes, they must enter or exit a cell through protein structures known as ion channels. Ion channels, which are found in every cell in the body, span the cell membrane and regulate the flow of ions into and out of cells by opening and closing in response to particular stimuli. Each kind of ion moves through its own specific ion channel. Some molecular compounds, including some prostones, have been shown to activate or inhibit ion channels, thereby controlling the concentration of specific ions within cells. We believe that these prostones work selectively on specific ion channels and, as a result, can be targeted to induce very specific pharmacological activities without triggering other cellular activity that could lead to undesirable side effects.

In preclinical in vitro tests on human cell lines with the three prostones that we are currently developing, AMITIZA, cobiprostone and SPI-017, all three compounds selectively activated a specific ion channel known as the type-2 chloride channel, or ClC-2 channel. The ClC-2 channel is expressed in cells throughout the body and is one of the channels through which chloride ions move into and out of cells. Chloride channels regulate many essential physiological functions within cells, including cell volume, intracellular pH, cellular water and ion balance and regulation of cellular voltage and energy levels. We believe that AMITIZA is the first selective chloride channel activator approved by the FDA for therapeutic use in humans.

Potential Beneficial Effects of Prostones

We believe that the method of action of prostones that serve as selective ion channel activators may result in the following beneficial effects:

•	Enhancement of Fluid Secretion. Activating the movement of specific ions into and out of cells can promote the secretion of fluid into neighboring areas. For example, AMITIZA promotes fluid secretion into the small intestine by activating the ClC-2 channel in the cells lining the small intestine. Likewise, RESCULA is a potassium channel activator that works to treat glaucoma by increasing aqueous humor outflow in ocular cells in the eyes.

•	Recovery of Barrier Function. Disruption of the barrier function in human cells can trigger cell damage by increasing the permeability of cells and tissue, thereby diminishing the body’s first line of defense. Recently, protein complexes occurring between cells known as “tight junctions” have been found to play a critical role in the regulation of barrier function in the body. The ClC-2 channel plays an important role in the restoration of these tight junction complexes and in the recovery of barrier function in the body. In preclinical studies, AMITIZA appeared to accelerate the recovery of the disrupted barrier function through the restoration of the tight junction structure. We believe that this may be a result of AMITIZA’s specific effects on the ClC-2 channel. We believe that other prostones that act as ClC-2 channel activators may have a similar barrier recovery function.

•	Localized Activity. Because most prostones act through contact with cells, their pharmacological activity is localized in those areas where the compound is physically present in its active form. Because some prostones metabolize relatively quickly to an inactive form, we believe their pharmacological effects are not spread to other parts of the body. These properties allow some prostones to be targeted to specific types of cells in specific organs through different routes of administration. For example, when AMITIZA is taken orally, it arrives in the small intestine and liver while it is still active and begins to act on the cells lining those organs. By the time it is passed through to the large intestine, it appears to have been largely metabolized and is no longer active. Similarly, we believe that inhaled formulations of some prostones would act principally in the lungs and that intravenous formulations would act principally in the vascular system, in each case without having systemic effects.

Our Strategy

Our goal is to become a leading specialty biopharmaceutical company focused on discovering, developing and commercializing proprietary drugs based on prostones to treat diseases and disorders for which there are unmet or underserved medical needs and significant commercial potential. Our strategy to achieve this objective includes the following key elements:

Focus on commercial sales of AMITIZA in the United States for the treatment of chronic idiopathic constipation in adults.  We initiated commercial sales of AMITIZA in the United States for the treatment of chronic idiopathic constipation in collaboration with Takeda in April 2006. Takeda is marketing AMITIZA broadly to office-based specialty physicians and primary care physicians. Pursuant to the terms of our collaboration and license agreement with Takeda, Takeda is obligated to provide a dedicated sales force of at least 200 people to promote AMITIZA and a supplemental sales force of at least 500 people to promote AMITIZA together with one other drug product, although Takeda has advised us that their total sales force promoting AMITIZA consists of approximately 950 people. We are complementing Takeda’s marketing efforts by promoting AMITIZA in the institutional marketplace through a specialty sales force consisting of 38 field sales representatives. This institutional market is characterized by a concentration of elderly patients, who we believe will be a key market for AMITIZA to treat gastrointestinal indications, and by physicians who are key opinion leaders in the gastrointestinal field. In connection with the commercial launch of AMITIZA, we have recruited experienced internal sales and marketing leadership and developed a marketing strategy and promotional materials for the commercialization of AMITIZA in our targeted institutional market.

Develop AMITIZA for the treatment of additional indications and discover, develop and commercialize other prostone product candidates.  We are concentrating our development efforts on expanding the approved indications for AMITIZA and developing our product candidates cobiprostone and SPI-017. We hold an exclusive worldwide royalty-bearing license from Sucampo AG to develop and commercialize each of these prostone compounds. In the future, we also expect to develop other proprietary prostones. We believe that our focus on prostones may offer several potential advantages, including:

•	Novel mechanisms of action. We believe that AMITIZA, cobiprostone and SPI-017 have, and that additional product candidates that we may develop in the future based on prostones may have, novel mechanisms of action, such as selective ClC-2 chloride channel activation, that offer physicians a new approach to treat targeted indications.

•	Wide-ranging therapeutic potential of prostones. We believe that many prostones promote fluid secretion, enhance cell barrier protection and can be developed to target particular organs or systems of the body. As a result, we believe that we will be able to develop prostone drugs to treat multiple diseases and disorders of the gastrointestinal, respiratory, vascular and central nervous systems.

•	Our discovery and development experience with prostones. We expect that our considerable experience with AMITIZA, as well as the knowledge gained by Drs. Ueno and Kuno in the development of RESCULA, will facilitate our discovery and clinical development of additional prostone compounds.

•	Patent protection. AMITIZA, cobiprostone and SPI-017 each are covered by composition-of-matter, method of use and other issued patents or patent applications in the United States, Europe and Japan.

Target large and underserved markets, with a particular focus on treating indications in the elderly population.  We believe that drugs based on prostones may be able to address a variety of large markets characterized either by treatments with limited effectiveness or, in some cases, no treatment. In addition to AMITIZA for the treatment of chronic idiopathic constipation in adults, the indication for which it has been approved by the FDA, we are targeting:

•	AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients and for the treatment of irritable bowel syndrome with constipation and opioid-induced bowel dysfunction;

•	Cobiprostone for the treatment of NSAID-induced ulcers, portal hypertension, non-alcoholic fatty liver disease, disorders associated with cystic fibrosis and chronic obstructive pulmonary disease; and

•	SPI-017 for the treatment of peripheral arterial disease, stroke and Alzheimer’s disease.

Seek marketing approval for AMITIZA and our other product candidates outside the United States.  We plan to pursue marketing approval for AMITIZA and our other product candidates in markets outside the United States, including Europe, the Asia Pacific region and Latin America. To the extent possible, we intend to use the data from our U.S. clinical trials and the experience gained from the U.S. approval process to expedite the approval process in other countries. If we receive marketing approval for our products outside the United States, we plan to retain co-commercialization rights and work with third-party pharmaceutical companies with marketing, sales and distribution capabilities in the relevant regions to commercialize these products. In February 2008, we filed a MAA for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in the United Kingdom. This application was filed using the decentralized procedure, with the United Kingdom, through its Medicines and Healthcare Products Regulatory Agency, serving as the reference member state, with additional applications subsequently filed with the member states of Belgium, Denmark, France, Germany, Ireland, the Netherlands, Spain and Sweden.

Focus on our core discovery and clinical development and commercialization activities.  Our business model is to devote our resources and efforts to discovering, developing and commercializing product candidates based on prostones, while outsourcing other, non-core business functions to third parties. Following this approach, we selectively collaborate with a number of third parties to assist us with these non-core business functions. These collaborators include:

•	Our affiliate R-Tech, which manufacturers commercial and clinical supplies of AMITIZA and other prostone compounds for us;

•	Takeda, with whom we are collaborating to market AMITIZA for the treatment of chronic idiopathic constipation in adults and other gastrointestinal indications in the United States and Canada; and

•	Contract research organizations, which we engage to perform preclinical and clinical trials of our product candidates.

We believe that applying our resources in this way allows us to concentrate on our core strengths while benefiting from the specialized expertise of our third-party collaborators. In addition, we may decide to outsource clinical development activities for some of the compounds and indications in our product pipeline if we determine it would be more cost-effective to do so. For example, we may conclude that it is more economical to license cobiprostone for pulmonary indications, such as respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease, to a third party who would conduct the necessary clinical development activities in support of those indications.

Grow through strategic acquisitions and in-licensing opportunities.  We intend to pursue strategic acquisitions and in-licensing opportunities to complement our existing product pipeline. We have a specialty sales and marketing function focused on the institutional market and we have significant experience in pharmaceutical research and product development, including clinical trials and regulatory affairs. We believe that the institutional focus of our specialty sales force would facilitate our ability to sell additional products targeted at a variety of indications in several therapeutic fields that are concentrated in the institutional setting. This institutional market is characterized by a concentration of elderly patients. We believe that these capabilities will help us to identify attractive acquisition, in-licensing and co-promotion opportunities to build upon our core clinical development and commercialization capabilities.

Products and Product Candidates

AMITIZA® (lubiprostone)

Overview

We are developing AMITIZA for the treatment of multiple constipation-related gastrointestinal disorders. AMITIZA functions as a selective activator of the ClC-2 chloride channel through which negatively charged chloride ions flow out of the cells lining the small intestine and into the intestinal cavity. As these negatively charged chloride ions enter the intestine, positively charged sodium ions move through spaces between the cells into the intestine to balance the negative charge of the chloride ions. As these sodium ions move into the intestine, water is also allowed to pass into the intestine through these spaces between the cells. We believe that this movement of water into the small intestine promotes increased fluid content, which in turn softens the stool and facilitates its movement, or motility, through the intestine.

Chronic Idiopathic Constipation

On January 31, 2006, after a 10-month review, the FDA approved our NDA for AMITIZA for the treatment of chronic idiopathic constipation in adults of both genders and all ages, including those over 65 years of age, without restriction as to duration of use. In collaboration with Takeda, we initiated commercial sales of AMITIZA in the United States for the treatment of chronic idiopathic constipation in April 2006. When used for this indication, AMITIZA gelatin capsules are taken orally twice daily in doses of 24 micrograms each.

Disease Overview.  Constipation is characterized by infrequent and difficult passage of stool and becomes chronic when a patient suffers specified symptoms for over 12 non-consecutive weeks within a 12-month period. Chronic constipation is idiopathic if it is not caused by other diseases or by use of medications. Symptoms of chronic idiopathic constipation include straining, hard stools, bloating and abdominal pain or discomfort. Factors contributing to the development of chronic idiopathic constipation include a diet low in soluble and insoluble fiber, inadequate exercise, bowel disorders and poor abdominal pressure and muscular weakness.

Current Treatment.  Some patients suffering from chronic idiopathic constipation can be successfully treated with lifestyle modification, dietary changes and increased fluid and fiber intake, and these treatments are generally tried first. For patients who fail to respond to these approaches, physicians typically recommend laxatives, most of which are available over-the-counter. The most commonly used laxatives can be categorized as stimulants, stool softeners, bulk-forming agents, osmotics or lubricants. Though somewhat effective in treating chronic idiopathic constipation, stimulants and stool softeners can be habit forming, while bulk-forming agents are often ineffective in patients with moderate-to-severe constipation. Osmotics, such as MiraLaxtm (polyethylene glycol 3350) and lactulose are labeled for use only for treating occasional constipation, not chronic idiopathic constipation, and they may cause fluid and electrolyte imbalance, which, if left untreated, can impair normal function of the nerves and muscles. MiraLax was recently approved for sale as an over-the-counter treatment. In addition, lubricants, such as orally administered mineral oil, can be inconvenient and unpleasant for patients to ingest. For those patients who fail to respond to laxatives, Zelnorm® (tegaserod maleate), a partial serotonin-receptor agonist, was often prescribed. In March 2007, at the request of the FDA, Zelnorm was withdrawn from the U.S. market by Novartis Pharmaceuticals Corporation, or Novartis. The FDA requested that Novartis discontinue marketing Zelnorm based on an identified finding of an increased risk of serious cardiovascular adverse events associated with use of the drug. Following a public advisory committee meeting, the FDA announced in July 2007 that it is permitting the restricted use of Zelnorm under a treatment IND protocol for patients whose physicians determine the drug is medically necessary. Even before its withdrawal, however, Zelnorm was not approved for administration to patients over 65 years of age and has been linked with incidents of ischemic colitis, a life-threatening inflammation of the large intestine caused by restricted blood flow, and other forms of intestinal ischemia. In addition, the effectiveness of Zelnorm for the treatment of chronic idiopathic constipation has not been studied beyond 12 weeks.

Market Opportunity.  Studies published in The American Journal of Gastroenterology estimate that approximately 42 million people in the United States suffer from constipation. Based on these studies, we estimate that approximately 12 million people can be characterized as suffering from chronic idiopathic constipation. In an additional study published in The American Journal of Gastroenterology, 91% of physicians expressed a desire for better treatment options for constipation.

We believe that AMITIZA has a number of advantages over existing treatment options that could help it capture a significant portion of, and potentially expand, the existing market for chronic idiopathic constipation therapies. These advantages include the following:

•	AMITIZA has been approved for administration to adults of all ages, including those over 65 years of age;

•	AMITIZA has been approved without limitation on duration of use; and

•	AMITIZA has not been associated with the serious side effects observed with some other treatment options, such as ischemic colitis, electrolyte imbalance and cardiovascular ischemic events.

Clinical Trial Results.  In connection with obtaining FDA marketing approval of AMITIZA, we conducted a comprehensive program of clinical trials of this drug for use in treating chronic idiopathic constipation. This clinical program included two Phase III pivotal trials and three long-term safety and efficacy trials.

Efficacy Results in Two Pivotal Clinical Trials.  In August 2002 and September 2003, we completed two multi-center, double-blind, randomized, placebo-controlled, four-week, Phase III clinical trials of substantially identical design to assess the safety and efficacy of AMITIZA for the treatment of chronic idiopathic constipation. In each of these trials, we enrolled approximately 240 participants aged 18 or older with a history of chronic idiopathic constipation. The primary efficacy endpoint in these trials was the frequency of spontaneous bowel movements during the first week of treatment. Secondary efficacy endpoints included the frequency of spontaneous bowel movements during the second, third and fourth weeks of treatment, the percentage of participants with a spontaneous bowel movement within 24 hours after administration, the time to first spontaneous bowel movement and weekly subjective assessments by participants of average stool consistency, degree of straining, severity of constipation, overall treatment effectiveness and prevalence of other related symptoms, such as bloating and discomfort.

In these trials, AMITIZA met its primary efficacy endpoint with statistical significance, increasing the frequency of spontaneous bowel movements from baseline during the first week of treatment by 75% in one pivotal trial and 78% in the second pivotal trial, in each case with a p-value less than 0.0001. In addition, on the basis of combined data from both pivotal trials, AMITIZA met all but one of the secondary efficacy endpoints with statistical significance for all treatment weeks. That one secondary efficacy endpoint, abdominal discomfort, showed statistically significant improvements only during the last two weeks of treatment with AMITIZA compared to placebo. The results of these trials were consistent in subpopulation analyses for gender, race and patients 65 years of age or older. We determined statistical significance based on a widely used, conventional statistical method that establishes the p-value of clinical results. Under this method, a p-value of 0.05 or less represents statistical significance, meaning that there is a less than one-in-twenty likelihood that the observed results occurred by chance.

Efficacy Results in Long-term Safety Trials.  Between November 2001 and January 2005, we conducted three multi-center, open-label, long-term clinical safety and efficacy trials of AMITIZA in patients with a history of chronic idiopathic constipation. The trials consisted of one six-month trial and two twelve-month trials and enrolled a total of 881 patients age 18 or older. The primary objective of these trials was to demonstrate the safety of AMITIZA when administered to participants in twice-daily doses of 24 micrograms each. A secondary objective was to provide further evidence of the long-term efficacy of AMITIZA in treating the symptoms of chronic idiopathic constipation. In these trials, AMITIZA produced statistically significant improvements from baseline in subjective assessments of constipation severity, abdominal bloating and abdominal discomfort over both the six-month and the twelve-month treatment periods with a p-value less than or equal to 0.0001. Subjective assessment of constipation severity was improved by an average of 1.47 points on a five-point scale in the six-month trial and 1.38 points in the twelve-month trial; subjective assessment of abdominal bloating was improved by an average of 0.98 points in the six-month trial and 1.00 points in the twelve-month trial; and subjective assessment of abdominal discomfort was improved by an average of 0.91 points in the six-week trial and 0.87 points in the twelve-month trial.

Safety Profile and Withdrawal Effects.  AMITIZA was well tolerated in twice-daily doses of 24 micrograms each in an earlier Phase II trial, the two Phase III pivotal trials and the three long-term clinical safety and efficacy trials. These trials revealed no apparent increased risk of serious adverse events as a result of treatment with AMITIZA. The most common adverse events reported by participants in these six trials were nausea, which was reported by 31% of all trial participants, and diarrhea and headache, which were each reported by 13% of all trial participants. The incidence of nausea was lower among participants 65 years of age or older, with only 18.6% of those participants reporting this side effect. In addition, because AMITIZA demonstrated a potential to cause fetal loss in guinea pigs in preclinical studies, its label provides that it should be used during pregnancy only if the potential benefit justifies the potential risk to the fetus. The label further states that women who could become pregnant should have a negative pregnancy test prior to beginning therapy with the drug and should be capable of complying with effective contraceptive measures.

Post-marketing Studies.  In connection with our marketing approval for AMITIZA for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. We initiated the studies in January 2007.

Japanese Studies.  In November 2007, we commenced a multi-center Phase IIb does-ranging study in Japan to evaluate the safety and efficacy of lubiprostone for chronic idiopathic constipation in adults. This randomized, parallel group, double-blind, placebo-controlled study will compare the dose response of oral lubiprostone with that of placebo in Japanese patients diagnosed with chronic idiopathic constipation. Approximately 160 patients are expected to be enrolled at 13 sites. Patients are being randomized to one of three twice-daily doses of lubiprostone (8, 16 or 24 micrograms) or placebo. The primary endpoint of the study is the number of spontaneous bowel movements after one week on treatment.

Irritable Bowel Syndrome with Constipation

On June 29, 2007 we submitted a supplemental NDA, or sNDA, to our existing NDA for AMITIZA. The sNDA is for the addition of irritable bowel syndrome with constipation as a new indication using a twice daily 8 microgram dose. We expect a PDUFA action for our sNDA on or about April 29, 2008.

Disease Overview.  Irritable bowel syndrome is a disorder of the intestines with symptoms that include severe cramping, pain, bloating and extreme changes of bowel habits, such as diarrhea or constipation. Patients diagnosed with irritable bowel syndrome are commonly classified as having one of three forms: irritable bowel syndrome with constipation, irritable bowel syndrome with diarrhea, or mixed-pattern irritable bowel syndrome alternating between constipation and diarrhea. Currently, irritable bowel syndrome in all its forms is considered to be one of the most common gastrointestinal disorders.

Current Treatment.  Most treatment options for irritable bowel syndrome with constipation focus on separately addressing symptoms, such as pain or infrequent bowel movements. Some patients suffering from irritable bowel syndrome with constipation can be successfully treated with dietary measures, such as increasing fiber and fluid intake, and these treatments are generally tried first. If these measures prove ineffective, laxatives are frequently used for the management of this condition. Zelnorm is currently the only FDA-approved drug indicated for the treatment of irritable bowel syndrome with constipation, although its label limits its indication to short-term treatment of women. In March 2007, however, at the request of the FDA, Zelnorm was withdrawn from the U.S. market by Novartis. The FDA requested that Novartis discontinue marketing Zelnorm based on a finding of an increased risk of serious cardiovascular adverse events associated with use of the drug. Following a public advisory committee meeting, the FDA announced that is it permitting the restricted use of Zelnorm under a treatment IND protocol for patients whose physicians determine the drug is medically necessary. Zelnorm remains off the market for general use. In December 2005, the European Medicines Agency refused marketing approval for Zelnorm for the treatment of irritable bowel syndrome with constipation in women, citing the inconclusiveness of clinical studies in demonstrating its effectiveness. In March 2006, the Agency denied an appeal of that decision.

Market Opportunity.  According to the American College of Gastroenterology, irritable bowel syndrome affects approximately 58 million people in the United States, and irritable bowel syndrome with constipation accounts for approximately one-third of these cases.

Development Status.  In June 2004, we completed a multi-center, double-blind, randomized, placebo-controlled, dose-response, 12-week Phase II clinical trial to assess the safety and efficacy of AMITIZA for the treatment of irritable bowel syndrome with constipation in daily doses of 16, 32 and 48 micrograms. In this trial, we enrolled approximately 200 participants meeting the International Congress of Gastroenterology’s working criteria for the diagnosis of irritable bowel syndrome with constipation, referred to as the Rome II criteria. The objective of this trial was to evaluate the safety and efficacy of multiple dose levels of AMITIZA in this patient population in order to select the appropriate dose for Phase III pivotal studies.

The primary efficacy endpoint for this trial was a subjective assessment of changes in abdominal discomfort and pain during the first month of treatment. Secondary efficacy endpoints included subjective assessments of changes in abdominal discomfort and pain during the second and third months of treatment, frequency of spontaneous bowel movements, subjective assessments of average stool consistency, degree of straining, abdominal bloating, severity of constipation and overall treatment effectiveness and subjective assessment of quality of life.

In this trial, AMITIZA demonstrated a statistically significant, dose-dependent trend in improvement in mean change from baseline abdominal discomfort and pain during the first month of treatment with a p-value of 0.0431. The term mean change from baseline refers to differences in patients’ condition after treatment with the drug or the placebo compared to their condition before treatment. This dose-dependent trend in improvement in mean change from baseline also was statistically significant during the second month of treatment with a p-value of 0.0336. During the third month of treatment, the trend in favor of AMITIZA continued, but was not statistically significant. Several secondary efficacy endpoints, including frequency of spontaneous bowel movements, subjective assessments of average stool consistency, degree of straining, abdominal bloating and severity of constipation, also showed overall dose-dependent trends that were statistically significant for at least two of the three months of treatment.

Although AMITIZA was effective and well tolerated at all doses in this trial, the 16 microgram daily dose produced the best overall balance of safety and efficacy, with participants in the 32 and 48 microgram treatment groups generally more likely to discontinue treatment due to adverse events. Adverse events appeared to be dose-dependent between the 16 and 48 microgram AMITIZA treatment groups and occurred more frequently in the AMITIZA treatment group than in the placebo treatment group.

Based on the results of this Phase II trial, we initiated two pivotal Phase III clinical trials of AMITIZA in men and women for irritable bowel syndrome with constipation in May 2005, each involving 570 or more participants meeting the Rome II criteria for irritable bowel syndrome with constipation at 65 investigative study sites in the United States. These Phase III pivotal trials were designed as double-blind, randomized, 12-week clinical trials to demonstrate the efficacy and safety of AMITIZA for the treatment of symptoms of irritable bowel syndrome with constipation using twice daily doses of 8 micrograms each, or 16 micrograms total. The primary efficacy endpoint for these trials was a subjective assessment of the participant’s overall relief from the symptoms of irritable bowel syndrome with constipation determined by the question “How would you rate your relief of irritable bowel syndrome symptoms (abdominal discomfort/pain, bowel habits, and other irritable bowel syndrome symptoms) over the past week compared to how you felt before you entered the study?” Patient responses were recorded using a seven-point balanced scale. Treatment responders were defined in each month as those reporting at least “significantly relieved”, which was the highest scale category, for two out of four weeks or “moderately relieved”, the second highest category, for four out of four weeks. To qualify as an overall treatment responder, and count toward the primary efficacy endpoint, patients had to be a monthly treatment responder for at least two out of three months. The secondary efficacy endpoints were similar to those for our Phase II clinical trials of AMITIZA for this indication and involved subjective assessments of such factors as abdominal discomfort and pain, bloating, straining, stool consistency, severity of constipation and quality of life components. The first of the two pivotal studies was followed by a randomized withdrawal period to assess the effects, if any, associated with withdrawal of AMITIZA over a four-week period. We also initiated an additional follow-on open-label safety and efficacy study to assess the long-term use of AMITIZA as a treatment for this indication. This study included 476 patients who were treated for an additional 36 weeks following the initial 12 or 16 week treatment period.

In the two pivotal phase III trials, participants receiving AMITIZA at a dose of 8 micrograms twice daily were more likely to achieve overall relief from symptoms compared to those receiving the placebo, with 17.9% of the AMITIZA group achieving overall relief compared to 10.1% for the placebo group, with a p-value of 0.001. In both trials individually, participants receiving AMITIZA experienced overall relief from symptoms at higher rates than those receiving the placebo, 18.2% compared to 9.8% with a p-value of 0.009 in one trial and 17.7% compared to 10.4% with a p-value of 0.031 in the other.

In the combined phase III trials, the secondary endpoints, which were measured on a five-point scale, were improved with statistical significance in participants receiving AMITIZA compared to those receiving the placebo. At the end of the three-month treatment period, subjective assessments of abdominal discomfort and pain by participants receiving AMITIZA improved from baseline by an average of 0.45 points, compared to average improvements in participants receiving the placebo of 0.35 points; subjective assessments of stool consistency improved by an average of 0.51 points compared to 0.38 points; subjective assessments of straining improved by an average of 0.60 points compared to 0.47 points; subjective assessments of constipation severity improved by an average of 0.52 points compared to 0.40 points; and subjective assessments of abdominal bloating improved by an average of 0.45 points compared to 0.36 points. At the end of the three-month treatment period, the overall composite score for subjective assessments of quality of life improved from baseline an average of 17.1 points on a 100-point scale for participants receiving AMITIZA compared to an average improvement of 14.4 points for those receiving the placebo. Statistical significance was seen for each of these secondary endpoints, with the subjective assessments of abdominal discomfort and pain having a p-value of 0.013, stool consistency having a p-value of 0.006, straining having a p-value of 0.020, constipation severity having a p-value of 0.005, abdominal bloating having a p-value of 0.024 and quality of life having a p-value of 0.021.

The first of the two phase III trials also assessed the rebound effect from the withdrawal of AMITIZA following 12 weeks of treatment with an 8 microgram dose twice daily. In this trial, withdrawal of AMITIZA did not result in a rebound effect. AMITIZA was well-tolerated in the phase II, phase III, and long-term safety studies. In the combined phase II and phase III studies and at the recommended dose, there was a similar incidence of serious adverse events, 1% in both the AMITIZA group and the placebo group, and treatment-related adverse events, with 26% in the AMITIZA groups compared to 21% in the placebo groups. The most common treatment-related adverse events were nausea, which was reported by 8% of participants receiving AMITIZA and 4% of those receiving the placebo, and diarrhea, which was reported by 7% of the AMITIZA groups and 4% of the placebo groups. Abdominal pain occurred at a similar rate in the placebo groups and the AMITIZA groups, with 5% reporting this adverse event.

Opioid-Induced Bowel Dysfunction

We commenced Phase III pivotal clinical trials of orally administered AMITIZA gelatin capsules for the treatment of opioid-induced bowel dysfunction in September 2007.

Disease Overview.  Opioid-induced bowel dysfunction comprises a variety of gastrointestinal side effects stemming from the use of narcotic medications such as morphine and codeine, which are referred to as opioids. Physicians prescribe opioids for patients with advanced medical illnesses, such as cancer and AIDS, patients undergoing surgery and patients who experience chronic pain. Despite their pain-relieving effectiveness, opioids are known to produce gastrointestinal effects that lead to opioid-induced constipation, including inhibition of large intestine motility, decreased gastric emptying and hard stools.

Current Treatment.  There are currently no FDA-approved products that are specifically indicated for treatment of opioid-induced bowel dysfunction. Current treatment options for opioid-induced bowel dysfunction include the use of stool softeners, enemas, suppositories and peristaltic stimulants such as senna, which stimulate muscle contractions in the bowel. The effectiveness of these products for the treatment of opioid-induced bowel dysfunction is limited due to the severity of the constipation caused by opioids. In addition, physicians often cannot prescribe peristaltic stimulants for the duration of narcotic treatment because of the potential for dependence upon these stimulants. As a result, patients frequently must discontinue opioid therapy and endure pain in order to obtain relief from opioid-induced bowel dysfunction.

Market Opportunity.  According to the American Pain Foundation, over 50 million Americans suffer from chronic pain, and nearly 25 million Americans experience acute pain each year due to injuries or surgery. Opioid pain relievers are widely prescribed for these patients, many of whom also develop opioid-induced bowel dysfunction. We believe over three million people in the United States currently suffer from opioid-induced bowel dysfunction.

Opioid drugs are known to increase absorption of electrolytes, including chloride, in the small intestine, contributing to the constipating effects of these analgesics. We believe that AMITIZA, as a chloride channel activator, may directly counteract this side effect without interfering with the analgesic benefits of opioids. As a result, we believe that AMITIZA, if approved for the treatment of opioid-induced bowel dysfunction, could hold a competitive advantage over drugs that do not work through this mechanism of action.

Development Status.  We have completed preclinical studies of AMITIZA as a potential therapy for opioid-induced bowel dysfunction in a model of morphine-induced constipation in mice. In these studies, AMITIZA was shown to improve intestinal transit time and did not result in any reduction of the analgesic effect of morphine. Based on these preclinical results, we determined to pursue development of AMITIZA as a treatment for opioid-induced bowel dysfunction.

Cobiprostone

Overview

We are developing the prostone compound cobiprostone for oral administration to treat various gastrointestinal and liver disorders, including NSAID-induced ulcers, non-alcoholic fatty liver disease, portal hypertension and gastrointestinal disorders associated with cystic fibrosis. We also plan to develop an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease. We believe that cobiprostone, like AMITIZA, is an activator of the chloride ion channel ClC-2, which is known to be present in gastrointestinal, liver and lung cells.

We completed two Phase I clinical trials of cobiprostone in healthy volunteers in Japan in 1997. In these trials, orally administered cobiprostone was generally well tolerated both when it was administered three times daily for a period of seven days at doses we expect to be clinically relevant and when it was administered in single doses that were significantly higher than those we expect to be clinically relevant. Several incidents of loose or watery stools were reported, but at doses higher than those we expect to use in planned additional clinical trials. No serious adverse events were experienced by any participants in these trials, and no participants withdrew from these trials due to adverse events, even at dose levels several times higher than what we expect to be clinically-relevant doses of cobiprostone.

Non-Steroidal Anti-Inflammatory Drug-Induced Ulcers

We commenced a Phase II clinical trial of cobiprostone for the prevention and treatment of NSAID-induced ulcers in September 2007.

Disease Overview.  NSAIDs, such as aspirin and ibuprofen, are among the most commonly prescribed drugs worldwide. They are used to treat common medical conditions, such as arthritis, headaches and fever. In addition, with the recent withdrawal from the marketplace of the COX-2 inhibitors Vioxx® (rofecoxib) and Bextra® (valdecoxib), which were widely prescribed for arthritis patients, an increased number of these patients are returning to NSAID therapy. However, gastrointestinal symptoms, such as gastric, or stomach, ulcers and bleeding, are major limiting side effects of long-term NSAID use.

Current Treatment.  Current treatment options for NSAID-induced ulcers include products designed to prevent the formation of gastric ulcers during NSAID use and products that help to repair the damage of ulcers after they have developed. Cytotec® (misoprostol) is currently the only FDA approved product for the prevention of NSAID-induced gastric ulcers. It is sometimes marketed as a combination product with NSAIDs under the brand name Arthrotec®. However, Cytotec has been associated with severe diarrhea, particularly in higher doses, and its label restricts its use in women of childbearing potential, except in very limited circumstances, because it can cause abortion, premature birth and birth defects.

After NSAID-induced ulcers have developed, proton pump inhibitors, such as Nexium® (esomeprazole magnesium) and Prevacid® (lansoprazole), are prescribed to treat most gastric ulcer patients, either alone or in combination with other treatments. H2 blockers, such as Pepcid® (famotidine), Tagamet® (cimetidine) and Zantac® (ranitidine hydrochloride), help to reduce stomach acid and are typically prescribed as a second line of therapy for gastric ulcers, when proton pump inhibitors are not effective, or are used in conjunction with proton pump inhibitors. Although both proton pump inhibitors and H2 blockers can aid in the repair of existing gastric ulcers, neither of these drug categories has been shown to be effective in preventing ulcer development. Furthermore the therapeutic effects of these products are only observed at high doses and in some types of at-risk patients, such as those with a prior history of ulcers or those 65 years of age or older.

Market Opportunity.  According to a study published in Postgraduate Medicine, approximately 13 million patients in the United States are regular users of NSAIDs. According to the American Chronic Pain Association, as many as 20% of patients who take NSAIDs daily may develop gastric ulcers. We believe that many patients treated with NSAIDs are not prescribed preventative treatment for gastric ulcers due to a combination of high cost, side effects and lack of a well established standard of care. We believe that these factors also limit the use of prescription products for the repair of gastric ulcers after they have developed. Based on cobiprostone’s novel mechanism of action and protective activity in animal models, we believe that it may be effective at both preventing and treating NSAID-induced ulcers, but without the safety concerns and restrictions on use associated with existing treatment options.

Development Status.  We have completed preclinical studies of cobiprostone as a potential therapy for NSAID-induced ulcers. In preclinical tests in rats, cobiprostone protected against formation of ulcers induced by indomethacin, an NSAID, and ulcers induced by stress and demonstrated an acceptable safety profile at what we believe are clinically relevant doses. In the third quarter of 2007, we commenced a Phase II clinical trial for cobiprostone. This Phase II trial is a multi-center, randomized, placebo-controlled study to evaluate the effects of multiple doses of cobiprostone for the treatment and prevention of ulcer formation following treatment with NSAIDs. We believe that cobiprostone may have utility in preventing other gastric injury in addition to NSAID-induced ulcers. Accordingly, as we progress through our clinical program for cobiprostone, we may seek to broaden our indication for this compound by exploring other gastrointestinal lesions, including hemorrhages, erosions and ulcerations.

Other Potential Indications

Portal Hypertension.  Portal hypertension is the build-up of pressure in the portal vein connecting the intestines and the liver and is caused by a narrowing of the blood vessel as a result of liver cirrhosis. Increased pressure in the portal vein can lead to the development of large, swollen veins in the esophagus, stomach and rectum which, if ruptured, can result in potentially life-threatening blood loss. According to a physician survey conducted by MEDACorp, an independent strategic consulting firm focused on the health care sector, approximately 4.0 million Americans suffer from liver cirrhosis, with approximately 1.5 million of those individuals also diagnosed with portal hypertension. Beta-adrenergic receptor blocking agents, or beta blockers, such as propranolol are the most common treatment for portal hypertension. Beta blockers help to relieve the effects of portal hypertension by lowering blood pressure throughout the body. However, these products are associated with increased risk of stroke and a number of other side effects, including, nausea, diarrhea, hypotension, heart failure, dizziness, fatigue, insomnia and depression, which may limit their use, particularly among elderly patients. In contrast to beta blockers, we believe that cobiprostone may be effective at reducing portal hypertension without exhibiting many of the serious side effects associated with beta blockers.

In preclinical tests, cobiprostone:

•	decreased portal pressure in two rodent models of portal hypertension disease;

•	increased cutaneous blood flow in two additional animal models in the presence of chemical agents known to constrict the peripheral vasculature; and

•	reduced vascular resistance in the liver induced by a chemical agent in an isolated rat model.

We also submitted an IND to the FDA in December 2007 for a Phase II proof-of-concept study of cobiprostone in patients with portal hypertension.

Non-Alcoholic Fatty Liver Disease.  Non-alcoholic fatty liver disease is characterized by elevations of specific liver enzymes in the absence of excessive alcohol intake or other chronic liver diseases. Although all levels of non-alcoholic fatty liver disease lead to fat accumulation in the liver, the more advanced versions of this disease, known as Type 3 and Type 4 non-alcoholic fatty liver disease, also involve fibrosis and greatly increase the risk of progressive liver disease, cirrhosis and liver-related death. There is currently no treatment available for non-alcoholic fatty liver disease and the market size is unknown. According to the National Institute of Diabetes and Digestive and Kidney Diseases, a division of the National Institutes of Health, approximately 10% to 20% of

Americans are affected by fat in the liver, and this condition is becoming more common, possibly due to the greater number of Americans with obesity.

In preclinical studies of cobiprostone as a potential treatment for non-alcoholic fatty liver disease in rodent models of liver damage, cobiprostone was found to favorably alter various serum indicators of liver function and to reduce the severity of liver injury caused by hepatitis.

In June 2003, we completed a limited, 28-day Phase II trial to assess the safety and efficacy of orally administered cobiprostone for the treatment of non-alcoholic fatty liver disease. The efficacy results of this trial were inconclusive, which we believe was likely the result of the trial’s short treatment period and the fact that all but one of the participants in this trial suffered from Type 4 non-alcoholic fatty liver disease, the most severe form of the disease. Although we believe that further investigation of the role of cobiprostone in the prevention or delay of non-alcoholic fatty liver disease progression is warranted, current techniques for studying this condition require a biopsy of the liver. As a result, we do not plan to pursue human clinical trials of cobiprostone for the treatment of non-alcoholic fatty liver disease until such time as less invasive methods or alternative diagnostic endpoints are developed for diagnosing the disease and evaluating its progress.

Cystic Fibrosis.  Cystic fibrosis is a congenital disease that usually develops during childhood and causes pancreatic insufficiency and pulmonary disorder. The gene product responsible for cystic fibrosis is a protein called the cystic fibrosis transmembrane conductance regulator, or CFTR. CFTR is found in cells lining the internal surfaces of the lungs, salivary glands, pancreas, sweat glands, intestine and reproductive organs and acts as a channel transporting chloride ions out of the cell. Cystic fibrosis is caused by a defect in the CFTR protein, which prevents the transport of chloride ions between cells, causing the body to develop thick, sticky mucus in the lungs, pancreas and liver. According to the Cystic Fibrosis Foundation, cystic fibrosis currently affects approximately 30,000 people in the United States and is usually diagnosed in infants and children.

In preclinical in vitro tests on human cell lines, cobiprostone acted as an ion transport modulator, facilitating transport of chloride ions across cell membranes through the ClC-2 chloride channel, a transport process different from that which is defective in cystic fibrosis patients. We believe that the ability of cobiprostone to activate chloride transport using an alternate chloride channel could potentially reverse the effects caused by the defective CFTR, reducing mucus viscosity and allowing increased clearance of mucus in the lungs, pancreas and liver.

In 2003, we conducted an open-label, dose-escalating Phase II trial of orally administered cobiprostone in 24 participants with documented cystic fibrosis. These participants were assigned to one of three dose cohorts at four sites in the United States and treated with cobiprostone for seven days. cobiprostone was generally well tolerated by trial participants, although one participant experienced a serious adverse event and was hospitalized for exacerbation, or short-term worsening, of the disease, possibly as a result of treatment with cobiprostone. Although this trial focused primarily on safety, we also examined the effect of cobiprostone on chloride secretion in cells lining the nose and salivary glands as well as overall quality of life as measured by a questionnaire published by the Cystic Fibrosis Foundation. The results for chloride secretion were inconclusive, which we believe was likely due to the rapid metabolization of the drug in the gastrointestinal tract, the short duration of the trial and the limited number of participants enrolled in the trial. However, we did observe improvements in baseline gastrointestinal disorders associated with cystic fibrosis as measured by the questionnaire. As a result, we have determined to focus our initial development efforts on the treatment of gastrointestinal disorders associated with cystic fibrosis and plan to commence a Phase II dose-ranging trial of orally administered cobiprostone for the treatment of these disorders by 2009. In the future, we also plan to develop an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis.

Chronic Obstructive Pulmonary Disease.  Chronic obstructive pulmonary disease is characterized by the progressive development of airflow limitation in the lungs that is not fully reversible and encompasses chronic bronchitis and emphysema. According to the National Heart, Lung and Blood Institute, or the NHLBI, a division of the National Institutes of Health, approximately 12 million adults 25 years of age or older in the United States are diagnosed with chronic obstructive pulmonary disease. The NHLBI further estimates that approximately 24 million adults in the United States have evidence of impaired lung function, indicating in their view that this disease is underdiagnosed. Anticholinergics, smooth muscle relaxers that can help to widen air passageways to the lungs, have been the primary therapy to treat chronic obstructive pulmonary disease. Recently, combination agents, such as steroid/Beta-2 agonists, have enjoyed increased use as chronic obstructive pulmonary disease treatments. However, these treatments relieve only the symptoms of chronic obstructive pulmonary disease, such as chronic cough or shortness of breath, and have limited effect on reducing the incidence of exacerbation of the disease.

Because we believe that the method of action of cobiprostone involves a barrier protection function resulting from chloride channel activation, we believe that it may be able to address multiple respiratory treatment needs, including treatment of exacerbations, chronic excessive mucus secretion and the mucus component of chronic bronchitis. In pharmacological testing using an inhaled formulation of cobiprostone in a guinea pig model to assess changes in respiratory and pulmonary function, cobiprostone reduced cigarette smoke-induced airway resistance and restored forced expiratory volume. We plan to conduct additional preclinical testing of this inhaled formulation of cobiprostone as a potential treatment for chronic obstructive pulmonary disease.

SPI-017

Overview

We are conducting preclinical development of SPI-017 for the treatment of peripheral arterial and vascular disease and central nervous system disorders. Initially, we are working on the development of an intravenous formulation of SPI-017 for the treatment of peripheral arterial disease and stroke. We also are developing an oral formulation of SPI-017 for the treatment of Alzheimer’s disease. We plan to commence Phase I clinical trials of the intravenous formulation of SPI-017 in 2008 and Phase I clinical trials of the oral formulation in 2009. Results from the Phase I trials of both the intravenous and the oral formulations may be useful in the development of any of these indications.

In preclinical in vitro tests on human cell lines, SPI-017 activated chloride channels in very low concentrations on a variety of cells found in the central nervous system and peripheral blood vessels. We are currently evaluating the safety profile of SPI-017 in preclinical toxicology studies.

Potential Indications

Peripheral Arterial and Vascular Disease.  Peripheral arterial disease, which also is sometimes referred to as peripheral vascular disease, is a chronic condition that results from narrowing of the vessels that supply blood to the stomach, kidneys, arms, legs and feet. Peripheral arterial disease is caused by the build-up of fatty deposits, or plaque, in the inner walls of the arteries as a result of a vascular condition known as atherosclerosis. This build-up of plaque restricts the flow of blood throughout the body, particularly in the arms and legs, and can lead to painful cramping and fatigue after exercise. The American Heart Association estimates that peripheral arterial disease affects as many as 8 million to 12 million people in the United States.

Anti-platelet medications, vasodilators and prostaglandins represent the most frequently prescribed treatments for peripheral arterial disease, but they have little or no impact on symptoms or the underlying atherosclerotic process. Palux® (alprostadil) and Liple® (alprostadil) are used for the treatment of chronic arterial occlusion in Japan, but are not currently available in the United States. In addition, Palux and other prostaglandin E1 drug products should not be administered to patients with bleeding disorders or patients being treated with chronic anti-platelet medications, such as aspirin, due to the detrimental effect of these products on platelet aggregation. Despite the need for additional treatments, we believe that few novel therapies are being explored.

In preclinical animal studies, intravenously administered SPI-017 counteracted blood vessel constriction induced by a chemical agent without significantly affecting blood pressure. In addition, in preclinical animal studies, SPI-017 had no effect on platelet aggregation. We believe that this may suggest that SPI-017, unlike Palux and other prostaglandin E1 drugs, could be used to treat patients with bleeding disorders or patients being treated with chronic anti-platelet medications. We are planning additional experiments to further test the activity of SPI-017 in animal models of peripheral arterial disease.

Stroke.  Ischemic stroke occurs when an artery that supplies blood to the brain becomes blocked due to a blood clot or other blockage or when blood flow is otherwise reduced as a result of a heart condition. During ischemic stroke, a high rate of damage of neuronal cells in the brain usually leads to permanent functional loss. The

American Heart Association estimates that approximately 700,000 patients in the Unites States suffer strokes annually, 88% of which are ischemic strokes.

The thrombolytic Activase® (alteplase, recombinant) is the principal drug currently used to treat acute ischemic stroke in the United States. To be effective, treatment with Activase must be initiated within three hours after the onset of stroke symptoms. In addition, because Activase is contraindicated in patients with intracranial hemorrhaging or active internal bleeding, treatment should be initiated only after exclusion of these conditions.

In animal studies, intravenously administered SPI-017 reduced the extent of cerebral tissue damage in experimentally induced ischemic stroke in rats. In these studies, intravenous SPI-017 administered shortly after the restoration of blood flow also significantly reduced the extent of tissue damage. We are planning additional animal tests to further define the time window for administration of SPI-017 and the concentration range.

Alzheimer’s Disease.  Alzheimer’s disease is a chronic debilitating disease, with patients suffering from a progressive dementia over a number of years, ultimately resulting in severe incapacitation and a shortened lifespan. According to the Alzheimer’s Association, there are approximately 4.5 million Alzheimer’s disease patients in the United States.

While the causes of Alzheimer’s disease are currently not well understood, it is widely recognized that particular regions of the brain may play a central role in memory. The brain comprises a complex network of neurons that enable memory, sensation, emotion and other cognitive functions. Neurons are highly specialized cells that are capable of communicating with each other through biochemical transmission across junctions called synapses. For this communication to occur, neurons secrete chemicals, known as neurotransmitters, that bind to receptors on neighboring neurons. Coordinated communication across synapses is essential for the formation of memories.

Several classes of ion channels play a critical role in both the activation of neurons and in the secretion of neurotransmitters across synapses. In particular, some classes of potassium ion channels, sodium ion channels and calcium ion channels have been shown to be critical in the cascade of events that leads to the secretion of neurotransmitters in key regions of the brain associated with memory. We believe that some of these channels may be important in the process of memory formation and retention.

Preliminary data from a preclinical study of SPI-017 in a rat model of Alzheimer’s disease suggests that orally administered SPI-017 may restore cognitive behavior. We are planning additional studies to further define the activity of SPI-017 in this animal model.

Marketing and Sales

We are co-promoting AMITIZA in the United States with Takeda. We plan to market other product candidates that we may bring to market through a combination of our own sales capabilities and co-marketing, co-promotion, licensing and distribution arrangements with third-party collaborators.

As we develop other products for commercialization, we intend to evaluate the merits of retaining commercialization rights for ourselves, entering into similar collaborative arrangements with leading pharmaceutical companies to help further develop and commercialize our product candidates or a combination of both. Our decision whether to enter into collaborative arrangements will be based on such factors as anticipated development costs, therapeutic expertise and the commercial infrastructure required to access a particular market. We expect that in many of these arrangements, we will seek to co-promote our products in the United States and, in some cases, other markets as part of our ongoing effort to build our internal sales and marketing capabilities.

As part of this strategy, we entered into a 16-year collaboration and license agreement with Takeda in October 2004 for the joint development and commercialization of AMITIZA for gastrointestinal indications in the United States and Canada. In early 2006, we exercised the co-promotion rights under our collaboration and license agreement with Takeda in order to begin developing a specialized sales force to market AMITIZA and other gastrointestinal-related products to complement Takeda’s sales efforts. Our initial strategy is to focus our marketing and sales efforts on promoting AMITIZA in the institutional marketplace, including specialist physicians based in academic medical centers and long-term care facilities. This institutional market is characterized by a concentration of elderly patients, who we believe will be a key market for AMITIZA to treat gastrointestinal indications, and by physicians who are key opinion leaders in the gastrointestinal field. Takeda is marketing AMITIZA more broadly to office-based specialty physicians and primary care physicians. Pursuant to the terms of the collaboration and license agreement, Takeda is required to provide a dedicated sales force of at least 200 people to promote AMITIZA and a supplemental sales force of at least 500 people to promote AMITIZA together with one other drug product. Takeda is currently utilizing TAP Pharmaceutical Products, Inc., or TAP, a joint venture between an affiliate of Takeda and Abbot Laboratories, to provide this supplemental sales force. Takeda has advised us that the supplemental sales force being supplied by TAP consists of approximately 750 people and is marketing AMITIZA together with Prevacid® (lansoprazole), a product for the treatment of gastroesophageal reflux disease, ulcers and a variety of other gastrointestinal indications.

In late 2005 and early 2006, in anticipation of the launch of AMITIZA, we recruited an experienced sales and marketing management team comprising an executive vice president of commercial operations, a vice president of national sales, a director of medical marketing, a national sales director and four regional sales managers.

Effective July 1, 2007, we amended our contract sales agreement with Ventiv Commercial Services, LLC, or Ventiv, under which Ventiv provided us with a contract specialty sales force of 38 field sales representatives to market AMITIZA in our targeted institutional market. Pursuant to the amendment, we no longer use Ventiv to provide our specialty sales force and we hired a significant portion of Ventiv’s sales staff dedicated to AMITIZA as employees of our company. Although these sales representatives became employees of our company, we are continuing to outsource most of the operational infrastructure associated with this sales force from Ventiv and, in some cases, through other vendors. In connection with this internalization of our specialty sales force, we incurred approximately $250,000 of transition expenses, primarily recruiting and training expenses.

We believe that the institutional focus of our specialty sales force, which targets academic medical centers and long-term care providers, would facilitate our ability to sell other products for the treatment of a variety of indications in several therapeutic fields that are concentrated in the institutional setting, as well as additional products in our own pipeline that might be approved. In particular, we expect that our specialty sales force will develop expertise over time that could be useful in marketing additional products for the treatment of gastrointestinal indications and for the treatment of the elderly. We intend to pursue strategic acquisitions, in-licensing or co-promotion opportunities to supplement our existing product pipeline, especially those that would add products complementary to the focus of our specialty sales force.

Takeda Collaboration

In October 2004, we entered into a 16-year collaboration and license agreement with Takeda to jointly develop and commercialize AMITIZA for gastrointestinal indications in the United States and Canada. This agreement provides Takeda with exclusive rights within these two countries to develop and commercialize AMITIZA for these indications under all relevant patents, know-how and trademarks. Takeda does not have the right to manufacture AMITIZA. Instead, Takeda is required to purchase all supplies of the product from R-Tech under a supply and purchase agreement between Takeda and R-Tech.

Development Costs.  The agreement provides for development cost-sharing arrangements in which Takeda funds all development costs for the development of AMITIZA as a treatment for chronic idiopathic constipation and irritable bowel syndrome with constipation up to $30.0 million, of which we received the full amount in 2005. We are required to fund the next $20.0 million in development costs for these two indications, and all development costs in excess of $50.0 million are shared equally between Takeda and us. In addition, Takeda and we share equally in all external costs of regulatory-required studies up to $20.0 million, with Takeda funding any remaining costs related to such studies. For any additional indications beyond chronic idiopathic constipation and irritable bowel syndrome with constipation and for new formulations of AMITIZA, Takeda has agreed to fund all development costs, including regulatory-required studies, to a maximum of $50.0 million for each new indication and $20.0 million for each new formulation. Takeda and we have agreed to share equally all costs in excess of these amounts. With respect to any studies required to modify or expand the label for AMITIZA for the treatment of chronic idiopathic constipation or irritable bowel syndrome with constipation, Takeda has agreed to fund 70% of the costs of such studies and we have agreed to fund the remainder. With respect to the development costs for AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients, the Joint Commercialization Committee described below has determined that such costs will be funded entirely by Takeda.

Commercialization Funding Commitment.  Takeda is obliged to maintain a specific level of funding for activities in relation to the commercialization of AMITIZA. This funding obligation is $10.0 million per year so long as marketing approval for the product in the United States is limited to the treatment of chronic idiopathic constipation. If we receive marketing approval in the United States for the treatment of irritable bowel syndrome with constipation and we and Takeda jointly determine to conduct a full-scale direct-to-consumer television advertising campaign for AMITIZA, Takeda’s funding obligation for commercialization activities will increase to $80.0 million per year for three years.

Promotion and Marketing.  Takeda is required to provide a dedicated sales force of at least 200 people to promote AMITIZA and a supplemental sales force of 500 people to promote AMITIZA together with one other drug product. In addition, Takeda is required to perform specified minimum numbers of product detail meetings with health care professionals throughout the term of the agreement depending upon the indications for which AMITIZA has been approved.

Co-Promotion Rights.  Under the agreement, we retained co-promotion rights, which we exercised in February 2006, resulting in a related supplemental agreement. In connection with our exercise of these rights, we agreed to establish our own specialty sales force consisting of a team of approximately 38 field sales representatives. The supplemental agreement provides that Takeda will fund a portion of our sales force costs, for a period of five years from the date we first deploy our sales representatives. We may increase the total number of our sales representatives and receive additional funding from Takeda for any related costs up to a specified annual amount, subject to the unanimous approval of the Joint Commercialization Committee described below.

Medical and Scientific Activities.  We also are entitled to receive cost reimbursement from Takeda on a case-by-case negotiated basis for a part of our commercialization efforts after launch with respect to specific medical and scientific activities undertaken by us. Takeda is to retain overall responsibility for managing these medical and scientific activities. We were responsible for the development of all publications directed at a scientific audience until January 31, 2007, with this work being reimbursed by Takeda up to a specified limit. We retain all intellectual property rights over the material in these publications. After January 31, 2007, Takeda is primarily responsible for the development of these publications.

Licensing Fees, Milestone Payments and Royalties.  Takeda made an up-front payment of $20.0 million in 2004 and has paid total development milestone payments of $80.0 million through December 31, 2007, which includes a $30.0 million milestone payment as a result of our submission to the FDA in June 2007 of a supplement to our existing NDA for AMITIZA seeking marketing approval for AMITIZA for the treatment of irritable bowel syndrome with constipation. Subject to reaching future development and commercial milestones, we are entitled to receive $50.0 million upon FDA approval of our sNDA, and, thereafter, up to $10.0 million in additional development milestone payments and up to $50.0 million in commercial milestone payments. We expect a PDUFA action in late April 2008 relating to this sNDA. In addition, upon commercialization of any product covered by the agreement, Takeda is required to pay us a quarterly royalty on net sales revenue on sales of the commercialized product.

Governance.  Our collaboration with Takeda is governed by several committees consisting of an equal number of representatives from both companies. These consist of a joint steering committee, which resolves any conflicts arising within the other committees, a joint development committee, a joint commercialization committee and a joint manufacturing committee. In the case of a deadlock within the joint steering committee, our chief executive officer has the determining vote on matters arising from the Joint Development and Manufacturing Committees, while Takeda’s representative has the determining vote on matters arising from the Joint Commercialization Committee.

New Indications and Additional Territories.  Under the agreement, Takeda has a right of first refusal to obtain a license to develop and commercialize AMITIZA in the United States and Canada for any new indications that we may develop. In addition, the agreement granted Takeda an option to exclusively negotiate with our affiliated European and Asian operating companies, Sucampo Pharma Europe Ltd., or Sucampo Europe, and Sucampo

Pharma Ltd., or Sucampo Japan, to jointly develop and commercialize AMITIZA in two additional territories: Europe, the Middle East, and Africa; and Asia. With respect to the negotiation rights for Europe, the Middle East and Africa, Takeda was required to pay Sucampo Europe an option fee of $3.0 million. In the event that these negotiations failed to produce a definitive agreement before we received marketing approval in the United States for AMITIZA for the treatment of chronic idiopathic constipation in adults, Sucampo Europe was required to repay Takeda $1.5 million of the original option fee. With respect to the negotiation rights for Asia, Takeda was required to pay Sucampo Japan an option fee of $2.0 million. In the event that these negotiations failed to produce a definitive agreement within twelve months, Sucampo Japan was required to repay Takeda $1.0 million of the original option fee. By the first quarter of 2006, the option rights for both territories had expired without agreement and, accordingly, we repaid Takeda an aggregate of $2.5 million of the original option fees. The amounts we retained were recorded as contract revenue in the statements of operations when the negotiations failed and agreements expired.

Under the agreement, if we wish to use data or information developed under the collaboration with Takeda outside the United States or Canada, for example in support of a regulatory filing in Europe or Asia, we are obligated to pay to Takeda a one-time fee the first time such data or information is used in specified territories. The amount of the fee for each territory is to be agreed between us and Takeda. In February 2008, in connection with our MAA for lubiprostone in Europe, we agreed with Takeda to make a one-time payment of $1.8 million, which will permit us to use in Europe, the Middle East and Africa all data and information developed under the agreement relating to the use of lubiprostone to treat chronic idiopathic constipation.

Term.  The Takeda agreement continues until 2020 unless earlier terminated. We may terminate the agreement if Takeda fails to achieve specific levels of net sales revenue, or if Takeda comes under the control of another party and launches a product competitive with AMITIZA. Alternatively, either party has the right to terminate the agreement in the following circumstances:

•	a breach of the agreement by the other party that is not cured within 90 days, or 30 days in the case of a breach of payment obligations;

•	a change of control of the other party in which the new controlling party does not expressly affirm its continuing obligations under the agreement;

•	insolvency of the other party; or

•	a failure to receive marketing approval from the FDA for AMITIZA for the treatment of irritable bowel syndrome with constipation and subsequent failure of the parties to agree on an alternative development and commercialization strategy.

Intellectual Property

Our success depends in part on our ability, and that of Sucampo AG, to obtain and maintain proprietary protection for the technology and know-how upon which our products are based, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights.

We hold an exclusive worldwide royalty-bearing license from Sucampo AG to develop and commercialize AMITIZA and other prostone compounds covered by patents and patent applications held by Sucampo AG. We are obligated to assign to Sucampo AG all patentable improvements that we make in the field of prostones, which Sucampo AG will in turn license back to us on an exclusive basis. If we have not committed specified development efforts to any prostone compound other than AMITIZA, cobiprostone and SPI-017 by the end of a specified period, which ends on the later of June 30, 2011 or the date upon which Drs. Ueno and Kuno no longer control our company, then the commercial rights to that compound will revert to Sucampo AG, subject to a 15-month extension in the case of any compound that we designate in good faith as planned for development within that extension period. Sucampo AG, based in Zug, Switzerland, is the patent holding company that maintains the patent portfolio derived from Dr. Ueno’s research with prostone technology.

As of December 31, 2007, we had licensed from Sucampo AG rights to a total of 52 U.S. patents, 21 U.S. patent applications, 28 European patents, 17 European patent applications, 35 Japanese patents and 21 Japanese patent applications. Many of these patents and patent applications are counterparts of each other. Our portfolio of licensed patents includes patents or patent applications with claims directed to the composition of matter, including both compound and pharmaceutical formulation, or method of use, or a combination of these claims, for AMITIZA, cobiprostone and SPI-017. Depending upon the timing, duration and specifics of FDA approval of the use of a compound for a specific indication, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act.

The patent rights relating to AMITIZA licensed by us consist of seven issued U.S. patents, five issued European patents and two issued Japanese patents relating to composition of matter and methods of use. These patent rights also include various U.S., European and Japanese patent applications relating to dosing, pharmaceutical formulation and other claims. The U.S. patents relating to composition of matter expire between 2011 and 2020. The other U.S. and foreign patents expire between 2008 and 2022.

The patent rights relating to cobiprostone licensed by us consist of nine issued U.S. patents, six issued European patents, and six issued Japanese patents relating to composition of matter and methods of use. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimes, pharmaceutical formulation and other claims. The U.S. patents relating to composition of matter expire between 2011 and 2020. The other U.S. and foreign patents expire between 2008 and 2022.

The patent rights relating to SPI-017 licensed by us consist of ten issued U.S. patents, six issued European patents and five issued Japanese patents relating to methods of use. These patent rights also include various U.S., European and Japanese patent applications relating to composition of matter and methods of use. If the application for a U.S. patent relating to composition of matter were granted, this patent would expire in 2020. The U.S. patents relating to methods of use and the other U.S. and foreign patents expire between 2010 and 2022.

We are actively seeking to augment the patent protection of our licensed compounds by focusing on the development of new chemical entities, or NCEs, such as AMITIZA, cobiprostone and SPI-017, which have not previously received FDA approval. Upon approval by the FDA, NCEs are entitled to market exclusivity in the United States with respect to generic drug products for a period of five years from the date of FDA approval, even if the related patents have expired.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success, in conjunction with Sucampo AG, in obtaining effective claims and enforcing those claims once granted. In some cases, we license patent applications instead of issued patents, and we do not know whether any of the patent applications will result in the issuance of any patents. Our licensed patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by us, and the rights granted under any issued patents may not provide us with any meaningful competitive advantages against these competitors. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

License from Sucampo AG

On June 30, 2006, we entered into a restated license agreement with Sucampo AG. Under this agreement, Sucampo AG has granted to us a royalty-bearing, exclusive, worldwide license, with the right to sublicense, to develop and commercialize AMITIZA, cobiprostone and SPI-017 and any other prostone compounds, other than RESCULA, subject to Sucampo AG’s patents. Under the terms of the license, which became effective upon our initial public offering, we are obligated to assign to Sucampo AG any patentable improvements derived or discovered by us relating to AMITIZA, cobiprostone and SPI-017 through the term of the license. In addition, we are obligated to assign to Sucampo AG any patentable improvements derived or discovered by us relating to other licensed prostone compounds prior to the date which is the later of June 30, 2011 or the date on which Drs. Ueno and Kuno cease to control our company. For purposes of this agreement, Drs. Ueno and Kuno will be deemed to control our company as long as either they together own a majority of the voting power of our stock or at least one of them is a member or our board of directors. All compounds assigned to Sucampo AG under this agreement will be immediately licensed back to us on an exclusive basis.

In consideration of the license, we are required to make milestone and royalty payments to Sucampo AG. The milestone payments include:

•	a payment of $500,000 upon the initiation of the first Phase II clinical trial for each compound in each of three territories covered by the license: North, Central and South America (including the Caribbean), Asia and the rest of the world; and

•	a payment of $1.0 million for the first NDA filing or comparable foreign regulatory filing for each compound in each of the same three territories.

Upon payment of the above milestones, no further payments will be required either for new indications or formulations or for further regulatory filings for the same compound in additional countries within the same territory. In November 2007, when we initiated a Phase II trial in Japan, we became obligated to pay Sucampo AG $500,000. Subsequent to December 31, 2007, when we filed a MAA with the Medicines and Healthcare Products Regulatory Agency of the United Kingdom, we became obligated to pay Sucampo AG $1.0 million.

In addition, we are required to pay Sucampo AG 5% of any up-front or milestone payments that we receive from sublicensees.

Under the license, we also are required to pay Sucampo AG, on a country-by-country basis, ongoing patent royalties as follows:

•	With respect to sales of AMITIZA in North, Central and South America, including the Caribbean, this royalty is set at 2.2% of net sales. With respect to sales of AMITIZA in other countries and to sales of other licensed compounds covered by patents existing as of the date of the restated license agreement, we are required to pay a royalty of 4.5% of net sales until the last existing patent covering each relevant compound has expired.

•	Thereafter, if we have assigned any relevant improvement patents to Sucampo AG with respect to AMITIZA in North, Central and South America, including the Caribbean, we are required to pay 1.1% of net sales. With respect to sales of AMITIZA in other countries and other licensed compounds, we are required to pay a royalty of 2.25% of net sales, until the last improvement patent covering each relevant compound has expired.

•	With respect to sales of licensed compounds covered by new patents derived by us and assigned to Sucampo AG after the date of the restated license agreement, we are required to pay a royalty of 2.25% of net sales until the terms of the last new patent covering each relevant compound have expired.

In addition, we are required to pay Sucampo AG, on a country-by-country basis, a know-how royalty of 2% of net sales, or 1% of net sales in the case of sales of AMITIZA in North, Central and South America, including the Caribbean, until the fifteenth anniversary of the first sale of the respective compound. All product royalties required to be paid under the license are based on total product net sales, whether by us or a sublicensee, and not on amounts actually received by us.

The license from Sucampo AG is perpetual as to AMITIZA, cobiprostone and SPI-017 and cannot be terminated unless we default in our payment obligations to Sucampo AG. With respect to any other licensed prostone compounds, we are required to perform preclinical testing over a specified period on those compounds and to generate specified pharmacological and toxicity data. The specified period ends on the later of June 30, 2011 or the date upon which Drs. Ueno and Kuno no longer control our company. Following the end of the specified period, Sucampo AG can terminate our license with respect to any compounds as to which we have not performed the required testing, except for any compounds we designate as compounds for which we intend in good faith to perform the required testing within the 15 months following the end of the specified period. At the end of the 15-month extension period, Sucampo AG may terminate our license as to any of the designated compounds for which we have not performed the required testing.

We will need to focus our development resources and funding on a limited number of compounds during the specified period. The decision whether to commit development resources to a particular compound will require us to determine which compounds have the greatest likelihood of commercial success. Dr. Ueno and his staff will be instrumental in making these decisions on our behalf, although to assist in this determination, we have formed a selection committee consisting of certain members of management other than Drs. Ueno and Kuno.

We retain the rights to any improvements, know-how or other intellectual property we develop that is not related to prostones. We also retain the rights to any improvements, know-how or other intellectual property we develop after the end of the specified period, even if they are related to prostones.

The agreement provides that, until the later to occur of June 30, 2011 or until Drs. Ueno and Kuno cease to control our company, Sucampo AG may not develop or commercialize:

•	any products with a primary mode of action substantially the same as that of any licensed compound; or

•	any products licensed or approved for an indication for which a licensed compound is approved or under development.

Thereafter, Sucampo AG may undertake development of competing products but may not commercialize these products for an additional two years.

As part of this license, we have assumed the responsibility to pay the patent filing and maintenance costs related to the licensed rights. In return, we have control over patent filing and maintenance decisions. The license agreement also specifies how we and Sucampo AG will allocate costs to defend patent infringement litigation brought by third parties and costs to enforce patents against third parties.

Manufacturing

We do not own or operate manufacturing facilities for the production of commercial quantities of AMITIZA or preclinical or clinical supplies of the other prostone compounds that we are testing in our development programs. Instead, we rely, and expect to continue to rely, exclusively on our affiliate R-Tech to supply us with AMITIZA, cobiprostone and SPI-017 and any future prostone compounds that we determine to develop or commercialize. Drs. Ueno and Kuno own, directly and indirectly, a majority of the stock of R-Tech.

We, together with our subsidiary, Sucampo Europe, have entered into an exclusive supply arrangement with R-Tech. Under the terms of this arrangement, we have granted to R-Tech the exclusive right to manufacture and supply AMITIZA to meet our commercial and clinical requirements in the Americas, Europe, the Middle East and Africa until 2026. In the future, we intend to expand this arrangement to include our subsidiary, Sucampo Japan, in order to meet our commercial and clinical requirements for AMITIZA in Asia. With the exception of the exclusive supply agreements with Takeda described below, R-Tech is prohibited from supplying AMITIZA to anyone other than us during this period. Our supply arrangement with R-Tech also provides that R-Tech will assist us in connection with applications for marketing approval for AMITIZA in the United States and elsewhere, including assistance with regulatory compliance for chemistry, manufacturing and controls. In consideration of these exclusive rights, R-Tech has paid to us $8.0 million in up-front and milestone payments. Either we or R-Tech may terminate the supply arrangement with respect to us or Sucampo Europe in the event of the other party’s uncured breach or insolvency.

In anticipation of the commercial development of AMITIZA, Takeda, R-Tech and we entered into a 16-year supply agreement in October 2004, which was supplemented by a definitive supply and purchase agreement in January 2006. Under these agreements, R-Tech agreed to supply and Takeda agreed to purchase all of Takeda’s commercial requirements, including product samples, for AMITIZA in the United States and Canada. Pursuant to the terms of these agreements, Takeda is required to provide R-Tech with a rolling 24-month forecast of its product and sample requirements and R-Tech is required to keep adequate levels of inventory in line with this forecast. In addition, these agreements require R-Tech to maintain a six-month supply of the active ingredient used in manufacturing AMITIZA and a six-month supply of AMITIZA in bulk form as backup inventory. Upon a termination of the collaboration and license agreement between Takeda and us, either Takeda or we may terminate these supply agreements by notice to R-Tech.

R-Tech is Takeda’s and our sole supplier of AMITIZA. In the event that R-Tech cannot meet some or all of Takeda’s or our demand, neither Takeda nor we have alternative manufacturing arrangements in place. However, R-Tech has agreed to maintain at least a six-month supply of AMITIZA and a six-month supply of the active ingredient used in manufacturing AMITIZA as a backup inventory. R-Tech may draw down this backup inventory to supply AMITIZA to us in the event that R-Tech is unable or unwilling to produce AMITIZA to meet our demand. We also have the right to qualify a back-up supplier for AMITIZA. In the event that R-Tech is unwilling or unable to meet our demand, R-Tech will grant to that back-up supplier a royalty-free license to use any patents or know-how owned by R-Tech relating to the manufacturing process for AMITIZA and will provide, upon our reasonable request and at our expense, consulting services to the back-up supplier to enable it to establish an alternative manufacturing capability for AMITIZA. We may purchase AMITIZA from the back-up supplier until R-Tech is able and willing to meet our demand for AMITIZA.

R-Tech operates a manufacturing facility near Osaka, Japan that we believe is compliant with current good manufacturing practices, or cGMP. In October 2005, R-Tech received approval from the FDA to manufacture AMITIZA at this facility. In addition, R-Tech manufactures its own prostone product RESCULA at this facility and has been the sole supplier of this product to the marketplace since 1994 without interruption.

We have also entered into an exclusive supply arrangement with R-Tech to provide us with clinical supplies of our product candidates cobiprostone and SPI-017, as well as any other prostone compound we may designate, and to assist us in connection with applications for marketing approval for these compounds in the United States and elsewhere, including assistance with regulatory compliance for chemistry, manufacturing and controls. This clinical supply arrangement has a two year term which renews automatically for one-year periods unless we and R-Tech agree not to renew it. Either we or R-Tech may terminate the clinical supply arrangement with respect to us or one of our operating subsidiaries in the event of the other party’s uncured breach or insolvency.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience, and resources provide us with competitive advantages, we face potential competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. AMITIZA and any other product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than AMITIZA or the other product candidates that we are developing. A competitive product might become more popular if it is approved for sale over the counter. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers.

There are currently approved therapies for the diseases and conditions addressed by AMITIZA. For example, the osmotic laxatives MiraLax, which is marketed by Braintree Laboratories, Inc., and lactulose, which is produced by Solvay S.A., have each been approved for the short-term treatment of occasional constipation. MiraLax was recently approved for sale as an over-the-counter treatment.

Zelnorm, a partial serotonin-receptor agonist, which is marketed by Novartis, has been approved both for the treatment of chronic idiopathic constipation in adults under 65 years of age and for the short-term treatment of irritable bowel syndrome with constipation in women. In March 2007, however, at the request of the FDA, Zelnorm was withdrawn from the U.S. market by Novartis. The FDA requested that Novartis discontinue marketing Zelnorm based on an identified finding of an increased risk of serious cardiovascular adverse events associated with use of the drug. Since July 2007, the FDA has permitted restricted use of Zelnorm under a treatment IND protocol for patients whose physicians determine the drug is medically necessary. Zelnorm remains off the market for general use.

Several companies also are working to develop new drugs and other therapies for these same diseases and conditions. Some of these potential competitive drug products include:

•	Drugs targeting serotonin receptors for the treatment of irritable bowel syndrome with constipation, such as Renzapride, being developed by Alizyme plc and currently in Phase III clinical trials, DDP733, being developed by Dynogen Pharmaceuticals, Inc. and currently in Phase II clinical trials, and Linaclotide, being developed by Microbia, Inc. and currently in Phase II clinical trials;

•	Opioid antagonists such as methylnaltrexone, being developed by Progenics Pharmaceuticals, Inc., for the treatment of opioid-induced bowel dysfunction. Progenics and its collaboration partner Wyeth Pharmaceuticals recently filed an NDA with the FDA for a subcutaneous formulation of this drug for the treatment of opioid-induced bowel dysfunction in patients receiving palliative care. Adolor Corporation, the developer of another opioid antagonist, Entereg ® (alvimopan), recently announced that it was withdrawing its protocol for an additional Phase III clinical trial of Entereg to treat opioid-induced bowel dysfunction, which had previously been filed with the FDA, based upon preliminary Phase III trial safety results that suggest potential links between use of Entereg and adverse cardiovascular events, tumor development and bone fractures; and

•	TD-5108, being developed by Theravance, Inc. for the treatment of chronic constipation, and linaclotide, being developed by Microbia, Inc. for the treatment of irritable bowel syndrome with constipation, both of which have recently completed phase II clinical trials.

We face similar competition from approved therapies and potential drug products for the diseases and conditions to be addressed by cobiprostone, SPI-017 and our other product candidates.

The key competitive factors affecting the success of all of our product candidates are likely to be their efficacy, safety, price and convenience.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending upon whether the drug is a new product whose safety and efficacy have not previously been demonstrated in humans or a drug whose active ingredients and certain other properties are the same as those of a previously approved drug. A product whose safety and efficacy have not previously been demonstrated in humans will follow the NDA route.

The NDA Approval Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, and implements regulations. Failures to comply with the applicable FDA requirements at any time during the product development process, approval process or after approval may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a hold on clinical trials, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The steps required before a drug may be marketed in the United States include:

•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin and which must include a commitment that an independent Institutional Review Board, or IRB, will be responsible for the review and approval of each proposed study and that the investigator will report to the IRB proposed changes in research activity;

•	performance of adequate and well-controlled clinical trials in accordance with good clinical practices to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluations of product chemistry, toxicology and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Preclinical testing generally continues after the IND is submitted. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. In other words, submission of an IND does not guarantee that the FDA will allow clinical trials to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each site at which the study is conducted must approve the protocol, any amendments to the protocol and related materials such as informed consent documents and investigator brochures. All research subjects must provide their informed consent in writing.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I trials usually involve the initial introduction of the investigational drug into healthy volunteers to evaluate the product’s safety, dosage tolerance and pharmacokinetics, or the process by which the product is absorbed, distributed, metabolized and eliminated by the body, and, if possible, to gain an early indication of its effectiveness.

Phase II trials usually involve trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	provide a preliminary evaluation of the efficacy of the drug for specific indications.

Phase II trials are sometimes denoted as Phase IIa or Phase IIb trials. Phase IIa trials typically represent the first human clinical trial of a drug candidate in a smaller patient population and are designed to provide earlier information on drug safety and efficacy. Phase IIb trials typically involve larger numbers of patients and may involve comparison with placebo, standard treatments or other active comparators.

Phase III trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase III trials usually involve comparison with placebo, standard treatments or other active comparators. These trials are intended to establish the overall risk-benefit profile of the product and provide an adequate basis for physician labeling.

Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of research if the research is not being conducted in accordance with the IRB’s requirements or if the research has been associated with unexpected serious harm to patients.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the chemistry, manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. In most cases, a substantial user fee must accompany the NDA. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether a product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity.

Under the Pediatric Research Equity Act of 2003, or PREA, all NDAs or supplements to NDAs relating to a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is determined to be safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers, as it did in connection with our NDA for AMITIZA for the treatment of chronic idiopathic constipation. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

Before approving an NDA, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

With respect to approval for a new indication where the product candidate is already approved for another indication, the results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA supplement. The FDA may deny approval of an NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial.

Even if such data are submitted, the FDA may ultimately decide that the NDA supplement does not satisfy the criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Post-Approval Requirements

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post marketing, or Phase IV, trials to assess the product’s long-term safety or efficacy. In addition, holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements, including those resulting from new legislation, may be established that could delay or prevent regulatory approval of our products under development.

Orphan Drug Designation

We have received an orphan drug designation from the FDA for our product candidate cobiprostone for the treatment of disorders associated with cystic fibrosis and may pursue orphan drug designation for additional product candidates, as appropriate. The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity or may receive approval of the same drug as the orphan drug product for a different indication.

Regulation Outside the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the United States before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Europe

To obtain regulatory approval of a drug under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. All marketing authorizations for products designated as orphan drugs must be granted in accordance with the centralized procedure. The decentralized procedure provides for a member state, known as the reference member state, to assess an application, with one or more other, or concerned, member states subsequently approving that assessment. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, any disputed points may be referred to the European Commission, whose decision is binding on all member states.

The European Medicines Agency, or EMEA, grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance, fee reductions for access to the centralized regulatory procedures before and during the first year after marketing authorization and 10 years of market exclusivity following drug approval. Fee reductions are not limited to the first year after authorization for small and medium enterprises. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable that maintaining market exclusivity is not justified. In addition, European regulations establish that a competitor’s marketing authorization for a similar product with the same indication may be granted if there is an insufficient supply of the product or if the competitor can establish that its product is safer, more effective or otherwise clinically superior.

Japan

In Japan, pre-marketing approval and clinical studies are required for all pharmaceutical products. The regulatory regime for pharmaceuticals in Japan has in the past been so lengthy and costly that it has been cost-prohibitive for many pharmaceutical companies. Historically, Japan has required that all clinical data submitted in support of a new drug application be performed on Japanese patients. Recently, however, as a part of the global drug harmonization process, Japan has signaled a willingness to accept United States or European Union patient data when submitted along with a bridging study, which demonstrates that Japanese and non-Japanese subjects react comparably to the product. This approach, which is executed on a case-by-case basis, may reduce the time required for approval and introduction of new products into the Japanese market.

Amendments to Japan’s drug regulatory legislation went into effect in April 2005.

•	Under the revised legislation, Japan adopted a marketing authorization process comparable to the European Union authorization and United States NDA. This is expected to allow greater flexibility on the part of Japanese manufacturers to efficiently organize their production/marketing activities.

•	The amended legislation requires worldwide compliance with good manufacturing practice requirements by exporters of pharmaceutical products to Japan and detailed disclosure of the manufacturing process to the Japanese authorities, as well as to the importer in Japan.

The Japanese government has also announced that it will consider introducing a new proprietary data exclusivity period of up to eight years in order to protect the value of clinical data.

Regulation of the Health Care Industry

In addition to the regulatory approval requirements described above, we are or will be directly, or indirectly through our customers, subject to extensive regulation of the health care industry by the federal government and the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

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

If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation to which we or our customers are or will be subject, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions.

Pharmaceutical Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare product candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through drug procurement organizations operating pursuant to this legislation. These organizations would negotiate prices for our products, which are likely to be lower than the prices we might otherwise obtain. Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals, including AMITIZA and the drug candidates that we are developing.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on pharmaceutical pricing.

Another development that may affect the pricing of drugs is proposed Congressional action regarding drug reimportation into the United States. Proposed legislation would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. If such legislation or similar regulatory changes were enacted, they could reduce the price we receive for any approved products, which, in turn, could adversely affect our revenues. Even without legislation authorizing reimportation, patients have been purchasing prescription drugs from Canadian and other non-United States sources, which have reduced the price received by pharmaceutical companies for their products.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions permit products to be marketed only after a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits.

In Japan, the National Health Ministry biannually reviews the pharmaceutical prices of individual products. In the past, these reviews have resulted in price reductions. In the 2006 biannual review, the Japanese government reduced the overall drug reimbursement rates. We expect similar price reviews in the future, in line with the government’s previously announced plan for controlling health care costs. It is not possible to predict the outcome of these reviews, and it is possible that Japanese authorities will again reduce drug reimbursement rates, which could adversely affect the reimbursement levels for our products or product candidates.

Executive Officers

The following table lists our executive officers and their ages as of March 1, 2008.

Name	Age	Position

Ryuji Ueno, M.D., Ph.D., Ph.D.	54	Chief Executive Officer, Chief Scientific Officer and Director, Chairman of the Board of Directors
Mariam E. Morris	40	Chief Financial Officer and Treasurer
Brad E. Fackler	54	Executive Vice President of Commercial Operations
Gayle R. Dolecek	65	Senior Vice President of Research and Development
Kei S. Tolliver	34	Vice President of Business Development and Company Operations and Secretary

Ryuji Ueno, M.D., Ph.D., Ph.D.  Dr. Ueno is a founder of our company and has been our Chief Executive Officer since September 2006 and our Chief Scientific Officer since August 2004. Dr. Ueno also became the Chairman of our Board of Directors effective June 1, 2007 following the resignation of Dr. Kuno from that position. Dr. Ueno also served as Chief Operating Officer from December 1996 to November 2000 and again from March 2006 to September 2006 and as Chief Executive Officer from December 2000 to September 2003. Dr. Ueno has been a director since 1996 and served as Chairman of our Board of Directors from December 2000 to September 2006. Dr. Ueno co-founded our affiliate R-Tech in September 1989 and served as its President from 1989 to March 2003. Dr. Ueno also co-founded Sucampo AG in December 1997 and served as its Chairman of the Board or Vice Chairman of the Board since its inception. Dr. Ueno received his M.D. and a Ph.D. in medical chemistry from Keio

University in Japan, and he received a Ph.D. in Pharmacology from Osaka University. Dr. Ueno is married to Dr. Kuno.

Mariam E. Morris.  Ms. Morris has been our Chief Financial Officer and Treasurer since January 2008 and served as our Chief Accounting Officer and Treasurer from January 2007 to December 2007. Ms. Morris served as our Chief Financial Officer from March 2006 to December 2006 and as our Director of Finance from February 2004 to March 2006. From January 2003 to February 2004, she worked as an independent consultant for AuditWatch, Inc., a training and consultancy firm for the audit profession. Ms. Morris was a supervising auditor with the public accounting firm of Snyder, Cohn, Collyer, Hamilton & Associates, P.C. from November 2001 to December 2002. Ms. Morris also was a senior auditor with the public accounting firm of PricewaterhouseCoopers LLP from September 2000 to October 2001. Ms. Morris is a certified public accountant and holds a B.B.A. degree in Accounting from Texas Tech University and a Master’s degree in Taxation from Old Dominion University.

Brad E. Fackler.  Mr. Fackler has been our Executive Vice President of Commercial Operations since September 2005. From January 2005 to September 2005, Mr. Fackler was Vice President of The Collaborative Group, a specialty consultancy firm servicing the pharmaceutical industry. From September 2004 until January 2005, he was self-employed. From 1978 to September 2004, Mr. Fackler was a senior sales executive for Novartis Pharmaceuticals Corporation. Mr. Fackler holds a Bachelors degree in Life Science from Otterbein College and an M.B.A. degree from New York University, Leonard Stern School of Business.

Gayle R. Dolecek.  Dr. Dolecek has been our Senior Vice President of Research and Development since May 2006. From August 1995 to April 2006, he was a Senior Consultant at AAC Consulting Group, Inc., a provider of regulatory consulting services to the pharmaceutical industry. Prior to 1995, Dr. Dolecek was an officer with the U.S. Public Health Service where he served in pharmacy and health service related positions. He completed his career with the government in the Food and Drug Administration as Director of Compendial Operations in the Center for Drug Evaluation and Research. Dr. Dolecek received his B.S./P.D. in Pharmacy from the University of Maryland and a M.P.H. in Health Services and Planning from the University of Hawaii.

Kei S. Tolliver.  Ms. Tolliver has been our Vice President of Business Development and Company Operations and Secretary since March 2006. From October 2004 to March 2006, Ms. Tolliver was our Director of Business Development. Since joining our company in May 1998, Ms. Tolliver has held a number of positions within the Sucampo group of affiliated companies, including Director of Business Development for S&R, a position she has held since May 2002, supplemental director for Sucampo AG, a position she has held since September 2004, director of Sucampo Pharma, Ltd., a position she has held since July 2004, and General Manager and director of Sucampo Pharma Europe Ltd., a position she has held since January 2003. Ms. Tolliver holds a Bachelors degree in Political Science from West Virginia University.

Employees

As of December 31, 2007, we had 104 full-time employees, including 32 with doctoral or other advanced degrees. Of our workforce, 27 employees are engaged in research and development, 50 are engaged in sales and marketing and 27 are engaged in business development, legal, finance and administration. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Our Dual Class Capital Structure

We have two classes of common stock authorized, class A common stock and class B common stock. Holders of class A common stock and class B common stock have identical rights, except that holders of class A common stock are entitled to one vote per share and holders of class B common stock are entitled to ten votes per share on all matters on which stockholders are entitled to vote.

As of March 20, 2008, we have outstanding 15,542,768 shares of class A common stock and 26,191,050 shares of class B common stock. The class B common stock represents approximately 95% of the combined voting power of our outstanding common stock. All of the shares of class B common stock are owned by S&R. As a result, Drs. Ueno and Kuno will be able to control the outcome of all matters upon which our stockholders vote, including the election of directors, amendments to our certificate of incorporation and mergers or other business combinations.

We are not authorized to issue additional shares of class B common stock except in limited circumstances, such as a stock split of both classes of common stock or a stock dividend made in respect of both classes of common stock. Shares of class B common stock will automatically be converted into shares of class A common stock upon transfer, with limited exceptions for transfers to family trusts. In addition, all remaining outstanding shares of class B common stock will automatically be converted into shares of class A common stock upon the death, legal incompetence or retirement from our company of both Drs. Ueno and Kuno or at such time as the number of outstanding shares of class B common stock is less than 20% of the number of outstanding shares of class A and class B common stock together.

In this report, we refer to our authorized class A common stock and class B common stock together as our common stock.

Our Corporate Information

We were incorporated under the laws of Delaware in December 1996. Our principal executive offices are located at 4520 East-West Highway, Suite 300, Bethesda, Maryland 20814, and our telephone number is (301) 961-3400. In September 2006, we acquired all of the capital stock of two affiliated European and Asian operating companies, Sucampo Pharma Europe Ltd., or Sucampo Europe, and Sucampo Pharma, Ltd., or Sucampo Japan, that were previously under common control with us.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.sucampo.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E.,Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, the following factors should be considered carefully in evaluating our business and our company.

Risks Related to Our Limited Commercial Operations

Although we had net income in 2007 and 2006, we have historically incurred operating losses and we might not achieve or maintain operating profitability.

We initiated commercial sales of our first product, AMITIZA, for the treatment of chronic idiopathic constipation in adults in April 2006, and we first generated product royalty revenue in the quarter ended June 30, 2006. We have historically incurred operating losses and, as of December 31, 2007, we had an accumulated deficit of $10.2 million. Although we had net income of $13.2 million in 2007 and $21.8 million in 2006, this was primarily attributable to our development milestones of $30.0 million and $20.0 million earned in 2007 and 2006, respectively, which we recognized as revenue over the development period for AMITIZA, which was completed in June 2007. Our historical losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for at least the next several years as we continue our research activities and conduct development of, and seek regulatory approvals for, additional indications for AMITIZA and for other drug candidates. Whether we are able to achieve operating profitability in the future will depend upon our ability to generate revenues that exceed our expenses. Changes in market conditions, including the failure or approval of competing products, may require us to incur more expenses or change the timing of expenses such that we may incur unexpected losses. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and maintain profitability, the market value of our class A common stock will decline.

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

Risks Related to Employees and Managing Growth

If we are unable to retain our chief executive and chief scientific officer and other key executives, we may not be able to successfully develop and commercialize our products.

We are highly dependent on Dr. Ryuji Ueno, our chief executive officer and chief scientific officer, and the other principal members of our executive and scientific teams, including Mariam Morris, our chief financial officer, Brad Fackler, our executive vice president of commercial operations, Gayle Dolecek, our senior vice president of research and development, and Kei Tolliver, our vice president of business development and company operations. The loss of the services of any of these persons might impede the achievement of our product development and commercialization objectives and it might be difficult to recruit a replacement executive for any of their positions. We have employment agreements with these executives, but these agreements are terminable by the employees on short or no notice at any time without penalty to the employee. We do not maintain key-man life insurance on any of our executives.

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

We completed our initial public offering in August 2007. As a public company, we will incur significant legal, accounting, corporate governance and other expenses that we did not incur as a private company. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, The NASDAQ Global Market, and other rules and regulations. These rules and regulations may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. The first time that we and our external auditors will be required to issue a report on the design and operating effectiveness of our internal controls over financial reporting will be as of December 31, 2008. We currently do not have an internal audit group. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to devote significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns. In addition, we will need to hire additional accounting staff with appropriate public company experience and technical accounting knowledge and we cannot assure you that we will be able to do so in a timely fashion.

The rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

We may experience material weaknesses in our internal controls over financial reporting, which could result in delays of our public filings and be costly to correct.

We have in the past identified material weaknesses in our internal controls over financial reporting. Although we have remediated these material weaknesses, if we identify other material weaknesses in the future and are unable to remediate them, we may not be able to accurately and timely report our financial position, results of operations or cash flows as a public company. Becoming subject to the public reporting requirements of the Securities Exchange Act upon the completion of the initial public offering intensified the need for us to report our financial position, results of operations and cash flows on an accurate and timely basis. If we are not able to prepare complete and accurate financial statements on a timely basis, this could result in delays in our public filings and ultimately delisting of our class A common stock from its principal trading market.

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

Sucampo AG has granted to us an exclusive worldwide license to develop and commercialize products based upon Sucampo AG’s extensive portfolio of U.S. and foreign patents and patent applications relating to prostone technology. To retain our license rights to any prostone compounds other than AMITIZA, cobiprostone and SPI-017, which are perpetual, we are required to perform preclinical testing over a specified period on those compounds and to generate specified pharmacological and toxicity data. The specified period ends on the later of June 30, 2011 or the date upon which Drs. Ueno and Kuno no longer control our company. For purposes of this agreement, Drs. Ueno and Kuno will be deemed to control our company as long as either they together own a majority of the voting power of our stock or at least one of them is a member of our board of directors. Following the end of the specified period, Sucampo AG can terminate our license with respect to any compounds as to which we have not performed the required testing, except for any compounds we designate as compounds for which we intend in good faith to perform the required testing within 15 months following the expiration of the specified period. At the end of that 15-month period, Sucampo AG may terminate our license as to any of the designated compounds for which we have not performed the required testing. Dr. Ueno and his wife, Dr. Kuno, indirectly own all the stock of Sucampo AG.

We will need to focus our development resources and funding on a limited number of compounds during the specified period. The decision whether to commit development resources to a particular compound will require us to determine which compounds have the greatest likelihood of commercial success. Dr. Ueno and his staff will be instrumental in making these decisions on our behalf, although to assist in this determination, we have formed a selection committee consisting of certain members of management that exclude Drs. Ueno and Kuno. In this process, we will likely commit resources to some compounds that do not prove to be commercially feasible and we may overlook other compounds that later prove to have significant commercial potential. If we do not identify and commit resources to one of these valuable compounds, the commercial rights with respect to the compound will eventually revert back to Sucampo AG. After the reversion of these rights to Sucampo AG, we will have no ability to develop or commercialize the compound. Although Sucampo AG will be prohibited from developing products that compete with our products prior to the end of the specified period, thereafter they will be free to develop competitive products. In addition, although Sucampo AG will be prohibited from marketing products that compete with our products for 24 months after the end of the specified period, after that date Sucampo AG will be permitted to market products, including products covered by the reverted license rights, in competition with us.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and as a result we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we consider to be promising. For example, the efficacy results in two of our Phase II trials of cobiprostone, specifically the trials for the treatment of non-alcoholic fatty liver disease and for the treatment of symptoms associated with cystic fibrosis, were inconclusive. Therefore, further clinical testing will be required in connection with the development of this compound for these indications;

•	design of or enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays, or participants may drop out of our clinical trials at rates that are higher than we currently anticipate;

•	we might have to suspend or terminate our clinical trials, or perform additional trials, if we discover that the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we currently anticipate;

•	we might have difficulty obtaining sufficient quantities of the product candidate being tested to complete our clinical trials;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•	the effects of our product candidates may not be the desired or anticipated effects or may include undesirable side effects, or the product candidates may have other unexpected characteristics. For example, in preclinical tests of AMITIZA, the drug demonstrated a potential to cause fetal loss in guinea pigs and, as a result, its label includes cautionary language as to its use by pregnant women.

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

We currently have limited sales and distribution capabilities and little experience in marketing and selling pharmaceutical products. To achieve commercial success for AMITIZA and any other approved products, we must either further develop our internal sales and marketing organization or continue to outsource these functions to third parties. There are risks associated with either of these alternatives. For example, expanding a sales force would be expensive and time consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing capabilities were delayed, we would incur related expenses too early relative to the product launch. This may be costly, and our investment would be lost if we could not retain our sales and marketing personnel.

We have entered into a joint collaboration and license agreement with Takeda for the commercialization of AMITIZA for gastrointestinal indications in the United States and Canada. Takeda will broadly market AMITIZA for the treatment of chronic idiopathic constipation in adults and for other constipation-related gastrointestinal indications, if approved, to office-based specialty physicians and primary care physicians in the United States. The Takeda sales force dedicated to selling AMITIZA will be significantly larger than our internal sales force, and we will therefore be heavily dependent on the marketing and sales efforts of Takeda. If our internal sales force is not effective, or if Takeda is less successful in selling AMITIZA than we anticipate, our ability to generate revenues and achieve profitability will be significantly compromised.

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

There are currently approved therapies for the diseases and conditions addressed by AMITIZA. For example, Zelnorm®, which is marketed by Novartis, has been approved both for the treatment of chronic idiopathic constipation in adults under 65 years of age and for the short-term treatment of irritable bowel syndrome with constipation in women. In March 2007, Zelnorm was withdrawn from the U.S. market by Novartis at the request of the FDA, but may continue to be sold in other countries and may be acquired for use by individuals in the United States and in other markets. In July 2007, the FDA granted Zelnorm a limited treatment IND, allowing for restricted use of Zelnorm for patients whose physicians determine the drug is medically necessary. Zelnorm remains off the market for general use. In addition, the osmotic laxatives MiraLaxtm (polyethylene glycol 3350), which is marketed by Braintree Laboratories, Inc., and lactulose, which is produced by Solvay S.A., have each been approved for the short-term treatment of occasional constipation. Miralax was recently approved for sale as an over-the-counter treatment.

Several companies also are working to develop new drugs and other therapies for these same diseases and conditions. Some of these potential competitive drug products include:

•	Drugs targeting serotonin receptors for the treatment of irritable bowel syndrome with constipation, such as Renzapride, being developed by Alizyme plc and currently in Phase III clinical trials, DDP733, being developed by Dynogen Pharmaceuticals, Inc. and currently in Phase II clinical trials, and Linaclotide, being developed by Microbia, Inc. and currently in Phase II clinical trials;

•	Opioid antagonists such as methylnaltrexone, being developed by Progenics Pharmaceuticals, Inc., for the treatment of opioid-induced bowel dysfunction. Progenics and its partner Wyeth Pharmaceuticals recently filed an NDA with the FDA for a subcutaneous formulation of this drug for the treatment of opioid-induced bowel dysfunction in patients receiving palliative care; and

•	TD-5108, being developed by Theravance, Inc. for the treatment of chronic constipation, and linaclotide, being developed by Microbia, Inc. for the treatment of irritable bowel syndrome with constipation, both of which have recently completed phase II clinical trials.

Many patients are treated for chronic idiopathic constipation with competing over-the-counter products that are sold for occasional or infrequent use or for recurring use and that are directly competitive with our products.

We face similar competition from approved therapies and potential drug products for the diseases and conditions addressed by cobiprostone and SPI-017, and are likely to face significant competition for any other product candidates we may elect to develop in the future.

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

AMITIZA and any other products that we bring to the market may not gain acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate sufficient product revenues to become profitable. The degree of market acceptance of AMITIZA and any other products approved for commercial sale will depend on a number of factors, including:

•	the prevalence and severity of any side effects. For example, the most common side effects reported by participants in our clinical trials of AMITIZA for the treatment of chronic idiopathic constipation were nausea, which was reported by 31% of trial participants, and diarrhea and headache, both of which were reported by 13% of trial participants;

•	the efficacy and potential advantages over alternative treatments;

•	the competitiveness of the pricing of our products;

•	relative convenience and ease of administration of our products compared to other alternatives;

•	the timing of the release of our products to the public compared to alternative products or treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support; and

•	the level of third-party coverage or reimbursement.

The recent withdrawal of Zelnorm from the U.S. market might adversely affect market acceptance of AMITIZA. The FDA requested that Novartis discontinue marketing Zelnorm based on an identified finding of an increased risk of serious cardiovascular adverse events associated with use of the drug. Although the mechanism of action of AMITIZA is different from that of Zelnorm, and although AMITIZA has not been associated with serious adverse cardiovascular events, nonetheless the withdrawal of Zelnorm may result in heightened concerns in the minds of some patients or physicians about the safety of using alternative treatments such as AMITIZA.

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

We have financed our operations and internal growth principally through private placements and a public offering of equity securities, payments received under our collaboration agreement with Takeda and milestone and other payments from Sucampo AG and R-Tech. We believe that our existing cash and cash equivalents and internally generated funds that we anticipate from AMITIZA product sales, will be sufficient to enable us to fund our operating expenses for the foreseeable future. Our future funding requirements, however, will depend on many factors, including:

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

If we are required to raise additional funds from external sources, we might accomplish this through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, current stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights and related intellectual property to our technologies, research programs, products or product candidates.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, exclusively on R-Tech to supply Takeda and us with AMITIZA, cobiprostone and SPI-017 and any future prostone compounds that we may determine to develop or commercialize. We have granted R-Tech the exclusive right to manufacture and supply AMITIZA to meet our commercial and clinical requirements in the Americas, Europe, the Middle East and Africa until 2026, and we do not have an alternative source of supply for AMITIZA in these or any other territories. We also do not have an alternative source of supply for cobiprostone or SPI-017, which R-Tech manufactures and supplies to us. If R-Tech is not able to supply AMITIZA or these other compounds on a timely basis, in sufficient quantities and at acceptable levels of quality and price and if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms, sales of AMITIZA would be significantly impaired and our development programs could be seriously jeopardized. In addition, we currently do not have a manufacture or supply arrangement for the supply of AMITIZA in Asia. Our ability to market and sell AMITIZA in Asia also would be significantly impaired if we are unable to enter into a supply and manufacture arrangement with R-Tech or another suitable manufacturer for the supply of AMITIZA in that territory.

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

R-Tech, R-Tech’s subcontractors and suppliers and any other potential manufacturer of our products or product candidates may not be able to comply with the FDA’s cGMP regulations, other U.S. regulations or similar regulatory requirements in force outside the United States. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products approved for sale. In addition, the FDA or other regulatory agencies outside the United States may at any time audit or inspect a manufacturing facility to ensure compliance with cGMP or similar regulations. Our failure, or the failure of R-Tech, R-Tech’s subcontractors and suppliers or any other third-party manufacturer we use, to comply with applicable manufacturing regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

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

Our agreement with Takeda provides that it may be terminated by either party if we fail to receive marketing approval from the FDA for AMITIZA for the treatment of irritable bowel syndrome with constipation and if we and Takeda do not thereafter agree on an alternative development and commercialization strategy. If Takeda were to terminate the agreement under these conditions, we would likely realize significantly lower revenues from sales of AMITIZA for the treatment of chronic idiopathic constipation until we could find a replacement marketing organization or develop our own, and our ability to continue our development program for AMITIZA for other gastrointestinal indications could be seriously compromised. In addition, if we fail to receive marketing approval from the FDA for this indication, we might not receive up to $60.0 million of development milestone payments that Takeda is obligated to pay us upon our achievement of future regulatory milestones relating to AMITIZA. We also might not receive up to $50.0 million of commercial milestone payments that Takeda is obligated to pay us upon the achievement of specified targets for annual net sales revenue from AMITIZA in the United States and Canada.

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

Because we will have only limited capacity to monitor the sales efforts of Takeda’s sales force, we may be exposed to increased risks arising from any misconduct or improper activities of these sales representatives, including the potential off-label promotion of our products or their failure to adhere to standard requirements in connection with product promotion. In addition, we will be exposed to similar risks arising from our previous use of Ventiv’s employees to market AMITIZA. Although we amended our agreement with Ventiv and ceased to use Ventiv’s employees effective July 1, 2007, any misconduct or inappropriate activities by Ventiv employees prior to termination could create future liabilities for us, and any misconduct or inappropriate activities might not come to light for an extended period after the termination. Any such improper activities could hurt our reputation, cause us to become subject to significant liabilities and otherwise harm our business.

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

Conflicts of interest may arise between Sucampo AG or R-Tech and us, and these conflicts might ultimately be resolved in a manner unfavorable to us.

Our founders, Dr. Sachiko Kuno and Dr. Ryuji Ueno, together wholly own Sucampo AG and own a majority of the stock of R-Tech. Drs. Kuno and Ueno are married to each other. Ownership interests of our founders in the stock of R-Tech or Sucampo AG, and Dr. Ueno’s service as a director and executive officer of our company, could give rise to conflicts of interest when faced with a decision that could favor the interests of one of the affiliated companies over another. In addition, conflicts of interest may arise with respect to existing or possible future commercial arrangements between us and R-Tech or Sucampo AG in which the terms and conditions of the arrangements are subject to negotiation or dispute. For example, conflicts of interest could arise over matters such as:

•	disputes over the cost or quality of the manufacturing services provided to us by R-Tech with respect to AMITIZA, cobiprostone and SPI-017;

•	a decision whether to engage R-Tech in the future to manufacture and supply compounds other than AMITIZA, cobiprostone and SPI-017

•	decisions as to which particular prostone compounds, other than AMITIZA, cobiprostone or SPI-017, we will commit sufficient development efforts to so that commercial rights to those compounds will not revert back to Sucampo AG at the end of the specified period; or

•	business opportunities unrelated to prostones that may be attractive both to us and to the other company.

If United States or foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities.

We are a member of an affiliated group of entities, including Sucampo AG and R-Tech, each of which is directly or indirectly controlled by Drs. Ueno and Kuno. We have had and will continue to have significant commercial transactions with these entities. Furthermore, we operate two foreign subsidiaries, Sucampo Japan and Sucampo Europe. We expect to enter into commercial transactions with each of these entities on an ongoing basis. As a result of these transactions, we will be subject to complex transfer pricing regulations in both the United States and the other countries in which we and our affiliates operate. Transfer pricing regulations generally require that, for tax purposes, transactions between our subsidiaries and affiliates and us be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the related party agreements. To the extent that United States or any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties related to prior, existing and future related party agreements.

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

The patents we license from Sucampo AG also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor Sucampo AG can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

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

Regulatory authorities in some jurisdictions, including Europe and the United States, may designate drugs that target relatively small patient populations as orphan drugs. We have received an orphan drug designation from the FDA for our product candidate cobiprostone for the treatment of disorders associated with cystic fibrosis and we may pursue orphan drug designation for additional product candidates. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity. The exclusivity applies only to the indication for which the drug has been designated and approved. The applicable exclusivity period is seven years in the United States, but this period may be interrupted if a sponsor of a competitive product that is otherwise the same drug for the same use can show that its drug is clinically superior to our orphan drug candidate. The European exclusivity period is ten years, but may be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including where it is shown that the drug is sufficiently profitable so that market exclusivity is no longer justified. In addition, European regulations establish that a competitor’s marketing authorization for a similar product with the same indication may be granted if there is an insufficient supply of the product or if another applicant can establish that its product is safer, more effective or otherwise clinically superior. If a competitor obtains orphan drug exclusivity for a product competitive with cobiprostone before we do and if the competitor’s product is the same drug with the same indication as ours, we would be excluded from the market, unless we can show that our drug is safer, more effective or otherwise clinically superior. Even if we obtain orphan drug exclusivity for cobiprostone for these indications, we may not be able to maintain it if a competitor with a product that is otherwise the same drug can establish that its product is clinically superior.

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

Risks Related to Our Common Stock

Our founders maintain the ability to control all matters submitted to stockholders for approval, which could result in actions of which you or other stockholders do not approve.

Dr. Sachiko Kuno, who was an executive officer and director of our company until May 31, 2007, and Dr. Ryuji Ueno, our chief executive officer, chief scientific officer and a director, together beneficially own 2,426,385 shares of class A common stock and 26,191,050 shares of class B common stock, representing approximately 95% of the combined voting power of our outstanding common stock. As a result, Drs. Ueno and Kuno, who are married, acting by themselves will be able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. The concentration of ownership and voting power also may have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Our class A common stock is thinly traded and our stock price is volatile; investors in our class A common stock could incur substantial losses.

The public trading market for our class A common stock is characterized by small trading volumes and a highly volatile stock price. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their class A common stock at or above the price they paid, and may have difficulty selling their shares at any price. The market price for our class A common stock may be influenced by many factors, including:

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

A significant portion of our total outstanding shares are eligible to be sold into the market. This could cause the market price of our class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our class A common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market, the market price of our class A common stock could decline significantly. Virtually all of our outstanding shares of common stock are eligible to be resold in the public markets, including approximately 37.5 million shares that first became available for sale in the public market in February 2008 following the expiration of lock-up agreements between our stockholders and the underwriters of our public offering, subject in some cases to volume limitations imposed by federal securities laws. Moreover, holders of an aggregate of 6,751,609 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered the 13,900,900 shares of class A common stock that we may issue in the future under our equity compensation plans, and they can be freely sold in the public market upon issuance.

Due to recent uncertainties in the credit markets, we may be unable to liquidate some holdings of our auction rate securities and as a result, may suffer losses from these investments. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale.

As of December 31, 2007, we had $60.9 million invested in auction rate securities. Auction rate securities are long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to 49 days. This mechanism generally allows existing investors to roll-over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value and therefore are usually classified within current assets.

We generally invest in auction rate securities for short periods of time as part of our cash management program. Recent uncertainties in the credit markets have prevented us from liquidating some of our holdings of auction rate securities subsequent to December 31, 2007 because the amount of securities submitted for sale during the auction exceeded the amount of purchase orders. In one instance, the first auction after year-end failed as to one security we hold in the amount of $9.4 million. In other instances, we experienced successful auctions shortly after December 31, 2007, but then encountered subsequent failed auctions in February and March 2008 in an aggregate amount of $18.3 million.

As of March 20, 2008, we had reduced our investment in auction rate securities by selling $33.2 million of investments at par value. We continue to hold the remaining securities and are due interest at a higher rate on those securities as to which the auctions have failed than similar securities for which auctions have cleared. These investments consist of AAA-rated non-mortgage related auction rate securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. If the credit ratings of the issuer, the bond insurer or the collateral deteriorate or the carrying value of the investments decline for any other reason, we may need to adjust the carrying value of these investments.

It is uncertain as to when the liquidity issues relating to these investments will improve. Although we do not currently anticipate having to sell these securities in order to operate our business, if that were to change, or if the liquidity issues continue over a prolonged period, we might be unable to liquidate some holdings of our auction rate securities and as a result, might suffer losses from these investments. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters, including our principal executive officers, and some of our commercial, administrative and research and development activities, are located in Bethesda, Maryland. Our lease for this facility, which comprises approximately 25,000 square feet of office space, expires in February 2017. In addition, we have a short-term lease in Fuquay-Varina, North Carolina to house our national sales office.

In July 2007, we vacated our previous headquarters in Bethesda, Maryland. We were able to sublease 1,600 square feet of space under a lease that expires in December 2010 and are seeking to sublease 11,166 square feet of space under a lease that expires in November 2009. We remain obligated to make rent payments under both leases.

We lease our Asian and European headquarters, located in Tokyo and Osaka, Japan and Oxford, England, under short-term leases.

We believe that our current facilities are sufficient to meet our needs for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings of which the ultimate outcome, in our judgment, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is traded on The NASDAQ Global Market under the symbol “SCMP”. The following table sets forth, for the periods indicated, the range of high and low sale prices of our class A common stock as reported on The NASDAQ Global Market since our initial public offering on August 2, 2007.

2007	High	Low

Third quarter (beginning August 2, 2007, our initial public offering date)	$14.50	$10.75
Fourth quarter	$19.75	$10.16

As of March 20, 2008, we had 15,542,768 shares of class A common stock outstanding held by approximately 19 stockholders of record. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of March 20, 2008, the closing price of our class A common stock was $9.74. As of March 20, 2008, we had 26,191,050 shares of class B common stock outstanding held by one stockholder of record.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

We did not repurchase any of our equity securities in 2007.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2007.

Stock Performance Graph

The information included under this heading “Stock Performance Graph” is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return, assuming the investment of $100 on August 2, 2007, the date on which our class A common stock began trading on The NASDAQ Global Market, in each of (1) our class A common stock, (2) The NASDAQ Composite Index (U.S. and Foreign) and (3) the NASDAQ Pharmaceutical Index, assuming reinvestment of any dividends. These comparisons are required by the SEC and are not intended to forecast or be indicative of possible future performance of our class A common stock.

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

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the following consolidated financial data as of December 31, 2005, 2006 and 2007 from audited balance sheets and for the five years ended December 31, 2007 from audited consolidated statements of operations. Consolidated balance sheets as of December 31, 2006 and 2007 and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2007 and notes thereto appear elsewhere in this Annual Report. We have derived the following consolidated financial data as of and for the years ended December 31, 2003 and 2004 from unaudited consolidated balance sheets and audited consolidated statements of operations, which are not included in this Annual Report. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006	2007
(In thousands, except per share data)

Statement of operations data
Revenues	$4,125	$3,839	$40,205	$59,266	$91,891
Operating expenses:
Research and development	18,445	14,036	31,167	16,392	28,334
General and administrative	7,447	8,216	7,760	14,587	25,031
Selling and marketing	—	—	295	11,103	13,229
Product royalties — related parties	—	—	—	1,171	4,890
Milestone royalties — related parties	—	1,000	1,500	1,250	2,000

Total operating expenses	25,892	23,252	40,722	44,503	73,484

(Loss) income from operations	(21,767)	(19,413)	(517)	14,763	18,407
Total non-operating (expense) income, net	(250)	(56)	990	2,141	2,616

(Loss) income before income taxes	(22,017)	(19,469)	473	16,904	21,023
Income tax (provision) benefit	—	—	(789)	4,897	(7,833)

Net (loss) income	$(22,017)	$(19,469)	$(316)	$21,801	$13,190

	Year Ended December 31,
	2003	2004	2005	2006	2007
(In thousands, except per share data)

Basic net (loss) income per share	$(0.68)	$(0.60)	$(0.01)	$0.63	$0.35

Diluted net (loss) income per share	$(0.68)	$(0.60)	$(0.01)	$0.63	$0.35

Weighted average common shares outstanding — basic	32,564	32,600	32,601	34,383	37,778

Weighted average common shares outstanding — diluted	32,564	32,600	32,601	34,690	38,226

	As of December 31,
	2003	2004	2005	2006	2007
	(Unaudited)	(Unaudited)
(In thousands)

Balance sheet data:
Cash and cash equivalents	$19,070	$21,918	$17,436	$22,481	$25,559
Short-term investments	—	3,000	28,435	29,399	51,552
Working capital	14,834	7,850	10,051	40,623	84,313
Total assets	20,072	25,837	47,985	67,084	110,027
Notes payable — related parties, current	271	4,040	848	—	—
Notes payable — related parties, net of current portion	3,352	2,326	2,546	—	—
Total liabilities	14,196	39,375	58,225	28,551	23,499
Convertible preferred stock	20,288	20,288	20,288	20,288	—
Accumulated deficit	(25,382)	(44,852)	(45,167)	(23,366)	(10,176)
Total stockholders’ equity (deficit)	5,876	(13,538)	(10,240)	38,533	86,528

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Item 1A — “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a specialty biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. In January 2006, we received marketing approval from the FDA for our first product, AMITIZA, for the treatment of chronic idiopathic constipation in adults.

We are party to a collaboration and license agreement and a related supplemental agreement with Takeda, or, collectively, the Takeda Agreements, to jointly develop and commercialize AMITIZA for chronic idiopathic constipation, irritable bowel syndrome with constipation, opioid-induced bowel dysfunction and other gastrointestinal indications in the United States and Canada. We have the right to co-promote AMITIZA along with Takeda in these markets. We and Takeda initiated commercial sales of AMITIZA in the United States for the treatment of chronic idiopathic constipation in adults in April 2006. Under the Takeda Agreements, Takeda records all product revenue and we receive a royalty on product revenue for such sales.

We first generated product royalty revenue for commercial sales of AMITIZA in the second quarter of 2006. We have historically incurred operating losses and, as of December 31, 2007, we had an accumulated deficit of $10.2 million. We recognized net income of $13.2 million and $21.8 million in 2007 and 2006, respectively, and net losses of $316,000 in 2005. Historically, we have generated losses resulting principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for the next several years as we continue to expand our research and development activities, seek regulatory approvals for additional indications for AMITIZA and for other compounds as they are developed and augment our sales and marketing capabilities. Whether we are able to sustain profitability will depend upon our ability to generate revenues and receive payments under our contracts with Takeda or similar arrangements in the future that exceed these expenses. In the near term, our ability to generate product revenues will depend primarily on the successful commercialization and continued development of additional indications for AMITIZA.

We hold an exclusive worldwide royalty-bearing license from Sucampo AG to develop and commercialize AMITIZA and all other prostone compounds covered by patents and patent applications held by Sucampo AG. We are obligated to assign to Sucampo AG all patentable improvements that we make in the field of prostones, which Sucampo AG is obligated in turn to license back to us on an exclusive basis. AMITIZA, cobiprostone and SPI-017 are covered by perpetual licenses that cannot be terminated unless we default in our payment obligations to Sucampo AG. If we have not committed specified development efforts to any prostone compound other than AMITIZA, cobiprostone and SPI-017 by the end of a specified period, which ends on the later of June 30, 2011 or the date upon which Drs. Ryuji Ueno and Sachiko Kuno, our founders and controlling stockholders, no longer control our company, then the commercial rights to that compound will revert to Sucampo AG, subject to a 15-month extension in the case of any compound that we designate in good faith as planned for development within that extension period.

In August 2007, we completed our initial public offering, consisting of 3,125,000 shares of class A common stock sold by us, 625,000 shares of class A common stock sold by a stockholder and 562,500 shares of class A common stock sold under an overallotment option by S&R, at a public offering price of $11.50 per share, resulting in gross proceeds to us of approximately $35.9 million. After deducting underwriters’ discounts and commissions and expenses of the offering, including costs of $3.1 million incurred in 2006, we raised net proceeds of $28.2 million.

Our Clinical Development Programs

We are developing AMITIZA and our other prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

•	AMITIZA (lubiprostone). In connection with our marketing approval for AMITIZA for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. We initiated these studies in January 2007. In addition, we are developing AMITIZA to treat irritable bowel syndrome with constipation and opioid-induced bowel dysfunction. We recently completed two pivotal Phase III clinical trials of AMITIZA for the treatment of irritable bowel syndrome with constipation and a follow-on safety study to assess the long-term use of AMITIZA as a treatment for this indication. Based on the results of these trials, we are seeking marketing approval for AMITIZA for the treatment of this indication and submitted a supplement to our existing new drug application for AMITIZA in June 2007 and we expect a PDUFA action in late April 2008. In addition, we commenced Phase III pivotal clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction in September 2007. Our collaboration and co-promotion arrangement with Takeda also covers these additional indications for AMITIZA.

In February 2008, we submitted an MAA for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in the United Kingdom. The MAA has been filed using the decentralized procedure with the United Kingdom, through its Medicines and Healthcare Products Regulatory Agency,

serving as the reference member state, with additional applications subsequently filed with the member states of Belgium, Denmark, France, Germany, Ireland, the Netherlands, Spain and Sweden.

In November 2007, we initiated a multi-center Phase IIb dose-ranging study in Japan to evaluate the safety and efficacy of lubiprostone for treating chronic idiopathic constipation in adults.

•	Cobiprostone. We are developing orally administered cobiprostone to treat various gastrointestinal and liver disorders, including NSAID-induced ulcers, portal hypertension, non-alcoholic fatty liver disease and gastrointestinal disorders associated with cystic fibrosis. We also are planning to develop an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease. Our near term focus is on the development of cobiprostone as a treatment for NSAID-induced ulcers. We have completed Phase I clinical trials of cobiprostone in healthy volunteers and commenced a Phase II clinical trial of this product candidate for the treatment of NSAID-induced ulcers in the third quarter of 2007. We also submitted an IND to the FDA in December 2007 for a Phase II proof-of-concept study of cobiprostone in patients with portal hypertension.

•	SPI-017. We are developing SPI-017 to treat vascular disease and central nervous system disorders. We are initially focused on developing an intravenous formulation of this product candidate for the treatment of peripheral arterial disease. We also are developing an oral formulation of SPI-017 for the treatment of Alzheimer’s disease. We plan to commence Phase I clinical trials of the intravenous formulation of SPI-017 in 2008.

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

Up-front Payment

Upon signing the original collaboration agreement with Takeda, we received a non-refundable up-front payment of $20.0 million. We deferred $2.4 million of this up-front payment associated with our obligation to participate in joint committees with Takeda and we are recognizing this amount as collaboration revenue ratably over the 16-year life of the agreement. We recognized the remaining $17.6 million as research and development revenue ratably over the estimated development period associated with the chronic idiopathic constipation and irritable bowel syndrome with constipation indications, which was completed in June 2007 as evidenced by the filing with the FDA of a supplement to our existing NDA for AMITIZA relating to the treatment of irritable bowel syndrome with constipation.

Product Development Milestone Payments

We have also received the following non-refundable payments from Takeda reflecting our achievement of specific product development milestones:

•	$10.0 million upon the filing of the NDA for AMITIZA to treat chronic idiopathic constipation in March 2005;

•	$20.0 million upon the initiation of our Phase III clinical trial related to AMITIZA for the treatment of irritable bowel syndrome with constipation in May 2005; and

•	$20.0 million upon the receipt of approval from the FDA for AMITIZA for the treatment of chronic idiopathic constipation in adults in January 2006.

We recognized each of these payments as research and development revenue ratably over the estimated development period associated with the chronic idiopathic constipation and irritable bowel syndrome with constipation indications, which was completed in June 2007.

In June 2007, we submitted a supplement to our existing NDA for AMITIZA to the FDA seeking marketing approval for AMITIZA for the treatment of irritable bowel syndrome with constipation. As a result of this submission, Takeda was required by the terms of our collaboration agreement to make a $30.0 million milestone payment to us. We recognized the entire amount of this payment as research and development revenue in the quarter ended June 30, 2007, reflecting the end of the development period for AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation.

In addition, our collaboration agreement requires that Takeda pay us up to a further aggregate of $60.0 million conditioned upon our achievement of future regulatory milestones relating to AMITIZA. We would recognize these payments as research and development revenue ratably over the respective performance periods.

Research and Development Cost-Sharing for AMITIZA

Our collaboration agreement and related supplemental agreement with Takeda provides for the sharing between Takeda and us of the costs of our research and development activities for AMITIZA in the United States and Canada as follows:

•	Takeda was responsible for the first $30.0 million in research and development expenses we incurred after October 2004 related to AMITIZA for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation. We received reimbursement payments from Takeda of $28.5 million in 2005 and $1.5 million in 2004. We recognized each of these payments as research and development revenue ratably over the development period associated with the chronic idiopathic constipation and irritable bowel syndrome with constipation indications, which was completed in June 2007. We did not recognize revenue in any period to the extent that it resulted in cumulative recognized revenue exceeding cumulative reimbursable expenses incurred.

We were responsible for the next $20.0 million in research and development expenses we incurred related to AMITIZA for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation. Thereafter, any expenses in excess of $50.0 million were shared equally between Takeda and us. Because we had received reimbursements of $30.0 million from Takeda, we were responsible for the next $20.0 million of these expenses. Of this next $20.0 million, we incurred $14.0 million through December 31, 2007 to complete the research and development activities for AMITIZA.

•	For research and development expenses relating to changing or expanding the labeling of AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation, Takeda is responsible for 70% of these expenses and we are responsible for 30%. In connection with our marketing approval for AMITIZA for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in patients with renal impairment and patients with hepatic impairment. We initiated these studies in January 2007. The expenses of these studies, which we began to incur in the quarter ended September 30, 2006, are being shared 70% by Takeda and 30% by us. Through December 31, 2007, we had incurred $1.5 million of these expenses, of which we have been or will be reimbursed $1.0 million.

•	The expense of Phase IV clinical trials of AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients that we initiated in January 2007 will be borne by Takeda in full. As of December 31, 2007, we had incurred $4.7 million of these expenses, all of which have been or will be reimbursed by Takeda.

•	For expenses in connection with additional clinical trials required by regulatory authorities relating to AMITIZA to treat chronic idiopathic constipation or irritable bowel syndrome with constipation, Takeda and we are responsible to share these expenses equally. We have not incurred any expenses of this nature to date.

•	Takeda is responsible for the first $50.0 million in expenses we incur related to the development of AMITIZA for each gastrointestinal indication other than chronic idiopathic constipation and irritable bowel syndrome with constipation, and any expenses in excess of $50.0 million are shared equally between Takeda and us. We initiated clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction in September 2007. We began incurring expenses for these trials in the third quarter of 2006. Currently, we anticipate the aggregate expenses necessary to complete our development of AMITIZA for this indication will be approximately $54.0 million, of which Takeda will be responsible for $52.0 million and we will be responsible for $2.0 million. As of December 31, 2007, we had incurred $10.8 million of these expenses, all of which we have been or will be reimbursed by Takeda.

•	Takeda is responsible for the first $20.0 million in expenses we incur related to the development of each new formulation of AMITIZA, and any expenses in excess of $20.0 million are shared equally between Takeda and us. We have not incurred any expenses of this nature to date.

Co-Promotion Expense Reimbursements

In connection with our exercise of our co-promotion rights under the collaboration agreement and our entry into the related supplemental agreement in February 2006, Takeda agreed to reimburse us for a portion of our expenses related to our specialty sales force. We estimate that these reimbursements will cover approximately 70% of the direct costs for our current sales force of 38 sales representatives. We began to receive monthly reimbursement for these expenses during the quarter ended June 30, 2006, reflecting the commencement by our sales representatives of their activities in April 2006, and we had recognized $4.3 million and $3.4 million of co-promotion revenue reflecting these reimbursements for the years ended December 31, 2007 and 2006, respectively.

Takeda also agreed in the supplemental agreement to reimburse us for all of the costs we incur in connection with specified miscellaneous marketing activities related to the promotion of AMITIZA. During the years ended December 31, 2007 and 2006, we recognized $158,000 and $779,000, respectively, as co-promotion revenue reflecting these reimbursements. We completed the miscellaneous marketing activities, to which these reimbursements relate, in the quarter ended March 31, 2007 and, accordingly, we do not expect to recognize additional co-promotion revenue related to these activities.

Product Royalty Revenue

Takeda is obligated to pay us a varying royalty based on a percentage of the net sales revenue from the sale of AMITIZA in the United States and Canada. The actual percentage will depend on the level of net sales revenue during each calendar year. All sales of AMITIZA in the United States and Canada, including those arranged by our specialty sales force, will be made through Takeda. We began to recognize product royalty revenue in the quarter ended June 30, 2006, reflecting the commencement of commercial sales of AMITIZA in April 2006. During the years ended December 31, 2007 and 2006, we recognized a total of $27.5 million and $6.6 million, respectively, as product royalty revenue.

Commercialization Milestone Payments

Our collaboration agreement also requires Takeda to pay us up to an additional aggregate of $50.0 million conditioned upon the achievement of specified targets for annual net sales revenue from AMITIZA in the United States and Canada. We had not met these targets as of December 31, 2007.

Option Payment

In November 2004, we received $5.0 million from Takeda as an option payment to continue negotiations for the joint development and commercialization of AMITIZA for gastrointestinal indications in additional territories. In the event that these negotiations failed to produce a definitive agreement by specified dates, the terms of the option required us to repay $2.5 million of the original $5.0 million option payment to Takeda. The option right for Asia expired during 2005, at which time we repaid $1.0 million to Takeda and recognized the remaining $1.0 million as contract revenue. The option right for Europe, the Middle East and Africa expired during the first quarter of 2006, at which time we repaid $1.5 million to Takeda and recognized the remaining $1.5 million as contract revenue.

Takeda Cash Flows and Revenue

The following table summarizes the cash streams and related collaboration and research and development revenue recognized under the Takeda Agreements:

	Cash Received					Accounts	Amount
	through					Receivable at	Deferred at
	December 31,	Revenue Recognized for the Year Ended December 31,				December 31,	December 31,
	2007	2004	2005	2006	2007	2007*	2007

(In thousands)
Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees with Takeda	$2,375	$23	$147	$147	$147	$—	$1,911

Research and development revenue:
Up-front payment — remainder	$17,624	$1,356	$8,134	$6,157	$1,977	$—	$—
Development milestones	80,000	—	16,154	28,237	35,609	—	—
Reimbursement of research and development expenses	43,048	1,482	14,672	11,988	21,793	6,887	—

Total	$140,672	$2,838	$38,960	$46,382	$59,379	$6,887	$—

*	Includes billed and unbilled accounts receivable.

Financial Terms of our License from Sucampo AG

Under our license agreement with our affiliate, Sucampo AG, we are required to pay Sucampo AG 5% of every milestone payment we receive from a sublicensee, such as Takeda. We also are obligated to make the following milestone payments to Sucampo AG:

•	$500,000 upon initiation of the first Phase II clinical trial for each compound in each of three territories covered by the license: North, Central and South America (including the Caribbean), Asia and the rest of the world; and

•	$1.0 million for the first NDA filing or comparable foreign regulatory filing for each compound in each of these three territories.

In addition, we are required to pay Sucampo AG, on a country-by-country basis, royalty payments of 6.5% of net sales for every product covered by existing patents and, if applicable, thereafter 4.25% of net sales for every product candidate covered by new or improvement patents assigned by us to Sucampo AG. With respect to sales of AMITIZA in North, Central and South America, including the Caribbean, the rates for these royalty payments are set at 3.2% and 2.1% of net sales, respectively. The product royalties that we pay to Sucampo AG are based on total product net sales, whether by us or a sublicensee, and not on amounts actually received by us. We expensed $4.9 million and $1.2 million in product royalties to Sucampo AG during the years ended December 31, 2007 and 2006, respectively, reflecting 3.2% of AMITIZA net sales during each of these years, which we recorded as product royalties — related parties on the consolidated statements of operations and comprehensive income (loss).

We paid Sucampo AG the following milestone royalty payments that were expensed as incurred and recorded as milestone royalties — related parties in the respective periods:

•	$1.5 million, reflecting 5% of $30.0 million of development milestone payments that we received from Takeda in 2005;

•	$1.0 million, reflecting 5% of a $20.0 million development milestone payment that we received from Takeda, and $250,000 upon marketing approval of AMITIZA by the FDA for the treatment chronic idiopathic constipation in adults in 2006;

•	$1.5 million, reflecting 5% of a $30.0 million milestone payment received from Takeda as a result of our submission to the FDA in June 2007 of the supplement to our existing NDA for AMITIZA seeking marketing approval for AMITIZA for the treatment of irritable bowel syndrome with constipation; and

•	$500,000 upon the initiation of the first Phase IIb dose-ranging study in Japan in 2007.

We are required to make a $1.0 million payment to Sucampo AG for our first NDA filing, or comparable foreign regulatory filing, in each of the three following territories covered by the license agreement: North, Central and South America (including the Caribbean), Asia and the rest of the world. In February 2008, we filed an MAA in the United Kingdom, which triggered our obligation to make a $1.0 million payment to Sucampo AG for the rest-of-world territory in March 2008.

Supply Agreement with R-Tech

We entered into an exclusive supply arrangement with our affiliate, R-Tech, in March 2003. In return for the exclusive right to manufacture and supply clinical and commercial supplies of AMITIZA and a second prostone compound that we are no longer developing in North, Central and South America, including the Caribbean, R-Tech agreed to make the following milestone payments to us:

•	$1.0 million upon entry into the arrangement, which we received in March 2003;

•	$2.0 million upon commencement of a first Phase II clinical trial relating to AMITIZA to treat irritable bowel syndrome with constipation, which we received in April 2003; and

•	$3.0 million upon commencement of a first Phase II clinical trial for the other compound, which we received in 2003. On March 31, 2005, after evaluating the Phase II study results, we determined to discontinue any further research and development related to this compound and will not receive any further payments in respect of this compound.

We evaluated the $6.0 million in cash receipts from R-Tech and determined these payments were made for the exclusive right to supply inventory to us and, accordingly, should be deferred until commercialization of the drugs begins. We also were unable to accurately apportion value between AMITIZA and the other compound based on the information available to us and determined that the full $6.0 million deferred amount should be amortized over the contractual life of the relationship, which we concluded was equivalent to the commercialization period of AMITIZA and the other compound. Accordingly, we began recognizing this revenue during the quarter ended June 30, 2006 and will continue recognizing it ratably on a straight-line basis over the remaining life of our supply agreement with R-Tech through 2026. As of December 31, 2007, we had recognized a total of $418,000 as contract revenue — related parties under this exclusive supply arrangement with R-Tech.

The supply agreement also requires payment of a specified transfer price in respect of supplies of AMITIZA. Takeda is obligated to make such payment, without reimbursement from us, in respect of commercial supplies of AMITIZA for the territory covered by our collaboration with Takeda.

In June 2005, Sucampo Europe entered into an exclusive supply agreement with R-Tech. In return for the exclusive right to manufacture and supply clinical and commercial supplies of AMITIZA in Europe, the Middle East and Africa, R-Tech agreed to pay us $2.0 million in anticipation of entering into this agreement, which we received in March 2005. We determined that this payment should be deferred until commercialization of AMITIZA begins within the specified territory and, accordingly, the entire $2.0 million is reflected as deferred revenue at December 31, 2007.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. Actual results may differ significantly from those estimates under different assumptions and conditions.

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

Our significant accounting policies are described in more detail in note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Short- and Long-Term Investments

Short- and long-term investments consist entirely of auction rate securities and a money market account. Our investments in these securities are accounted for as available-for-sale securities under the guidance of Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Although the auction rate securities have variable interest rates which typically reset every seven to 49 days through a competitive bidding process known as a “Dutch auction”, they have long-term contractual maturities usually exceeding ten years, and therefore are not classified as cash equivalents. These investments are generally classified within current assets because we have the ability and the intent to liquidate these securities if needed within a short time frame, usually at the next auction.

The available-for-sale securities are accounted for at fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. We assess the recoverability of our available-for-sale securities and, if impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. Other-than-temporary impairments are included in our statement of operations and comprehensive income (loss).

Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short- and long-term investments are amortized or accreted to maturity and included in interest income. During the years ended December 31, 2007, 2006 and 2005, there were no short- and long-term investments that were purchased at a premium or discount. We use the specific identification method in computing realized gains and losses on sale of our securities. During the years ended December 31, 2007, 2006 and 2005, there were no gains or losses realized on the sale of these investments.

Recent uncertainties in the credit markets have prevented us from liquidating some of our holdings of auction rate securities subsequent to December 31, 2007 as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we considered various factors to assess the fair value and the classification of the securities as short-term or long-term assets. Such factors include, but are not necessarily limited to, timing of the failed auction, specific security auction history, likelihood of redemptions, restructurings and other similar liquidity events, quality of underlying collateral, rating of the security and the bond insurer and other factors. Such considerations involve a considerable amount of judgment. As a result of our assessment of the market conditions and related facts, including an instance in which the first auction after year-end failed, one security in an amount of $9.4 million was classified as a long-term investment as of December 31, 2007. In other instances, we experienced successful auctions shortly after December 31, 2007, but then encountered subsequent failed auctions in February and March 2008 in an aggregate amount of $18.3 million.

At December 31, 2007 and 2006, we determined the fair market values of these securities to be the carrying values and we recorded no unrealized gains and losses or other-than-temporary impairments. We assessed the fair value of the auction rate securities as of December 31, 2007 through either an independent valuation for securities which we felt were subject to credit risk at December 31, 2007, including an assessment of all key underlying data and assumptions, or through our own internal assessment of the carrying value and reasonableness of fair values.

Considerable judgment was involved in reaching these determinations. We will continue to monitor the fair value and balance sheet classification of the securities and future adjustments may be necessary.

As of December 31, 2007, all of our auction rate securities consisted of AAA rated non-mortgage related auction rate securities which are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. As of March 20, 2008, we had reduced our investment in auction rate securities by selling $33.2 million of investments at par value. It is uncertain as to when the liquidity issues relating to these investments will improve, although we believe as of December 31, 2007 that the investments classified as short-term will be able to be liquidated within the next 12-month period. We do not anticipate having to sell the remaining securities in order to operate our business. If this changes, however, we may be unable to liquidate some holdings of the auction rate securities and as a result, may suffer losses from these investments. Although a limited secondary market exists for these securities, we do not at this time intend to use the secondary market to dispose of the auction rate securities. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale.

Revenue Recognition

Collaboration and License Agreements

Our primary sources of revenue include up-front payments, product development milestone payments, reimbursements of research and development expenses, reimbursement of co-promotion costs related to our specialty sales force and miscellaneous marketing activities, and product royalties. We recognize revenue from these sources in accordance with Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition”, Emerging Issues Task Force, or EITF, Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, or EITF 00-21. The application of EITF 00-21 requires subjective analysis and requires us to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and, if so, to determine the fair value to be allocated to each unit of accounting.

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

In accordance with EITF 00-21, we recognized the cash flows associated with the individual units of accounting from the joint collaboration and license agreement as revenue using a time-based model that recognizes the revenue ratably over the period in which we complete our performance requirements. However, revenue is limited to amounts that are non-refundable and that Takeda is contractually obligated to pay. With respect to the portion of the up-front payment we attributed to our obligation to participate in joint committees with Takeda, which we present as collaboration revenue, the performance period is the 16-year term of the collaboration agreement. With respect to the remainder of the up-front payment, as well as the product development milestone payments and the reimbursement of research and development expenses, all of which we present as research and development revenue, the performance period is the estimated development period for AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation. The performance period was completed in June 2007 as evidenced by the filing with the FDA of a supplement to our existing NDA for AMITIZA relating to the treatment of irritable bowel syndrome with constipation. We have determined that we are acting as a principal under the collaboration agreement and, as such, we record these amounts on a gross basis as collaboration revenue and as research and development revenue.

We have other obligations with Takeda to perform research and development activities, for which Takeda reimburses us after the services have been performed. We recognize these reimbursable costs as research and development revenue using a similar time-based model over the estimated performance period. The research and development revenue for these obligations is limited to the lesser of the actual reimbursable costs incurred or the straight-line amount of revenue recognized over the estimated performance period. Revenues are recognized for reimbursable costs only if those costs are supported by an invoice or final contract with a vendor.

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

We recognize contract revenue related to development activities with related parties under the time-based method and we recognize contract revenue related to consulting activities with related parties as performance is rendered. We record cost-sharing payments received in advance as deferred revenue and recognize these payments as revenue over the applicable clinical trial period.

Accrued Expenses

As part of our process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves reviewing and identifying services which have been performed by third parties on our behalf and determining the value of these services. Examples of these services are payments to clinical investigators, professional fees, such as accountants’ and attorneys’ fees, and payments to contracted service organizations. In addition, we make estimates of costs incurred to date but not yet invoiced to us in relation to external contract research organizations and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities. We must make significant judgments and estimates in determining the accrued balance in any accounting period.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, a revision of SFAS 123. SFAS 123R requires companies to recognize expense associated with share-based compensation arrangements, including employee stock options, using a fair value-based option-pricing model, and eliminates the alternative to use Accounting Principles Board, or APB, Opinion No. 25’s, “Accounting for Stock Issued to Employees”, or APB 25, intrinsic-value method of accounting for share-based payments to employees. The standard generally allows two alternative transition methods in the year of adoption — prospective application and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in the SFAS 123 pro forma disclosures. On January 1, 2006, we adopted SFAS 123R using the prospective method of implementation. According to the modified prospective method, we have been recognizing compensation expense for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

For recording our stock-based compensation expense under SFAS 123R, we have chosen to use:

•	the straight-line method of allocating compensation cost under SFAS 123R;

•	the Black-Scholes-Merton Option Pricing Formula as our chosen option-pricing model;

•	the simplified method to calculate the expected term for options as discussed under SAB No. 107, “Share-Based Payment”; and

•	an estimate of expected volatility based on the historical volatility of similar entities whose share prices are publicly available.

In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R, as all outstanding stock options as of January 1, 2006 were fully vested.

Through December 31, 2005, we had elected to account for stock-based compensation attributable to stock options awarded to employees, directors and officers using the intrinsic value method prescribed in APB 25. Under APB 25 guidance, stock-based compensation expense was based on the intrinsic value of awarded stock options, which is measured as the excess, if any, of the fair market value of our class A common stock at the date of grant over the exercise price of the option granted. Stock-based compensation, if any, is recognized over the related vesting period. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant, including those granted in 2004. We did not award stock options to employees in 2005, although we did award options to non-employees. In note 2 to our consolidated financial statements included later in this Annual Report on Form 10-K, we provide pro forma disclosures for the year ended December 31, 2005 in accordance with SFAS 123 and related pronouncements.

We account for transactions with non-employees in which services are received in exchange for equity instruments under EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Under this guidance, the transactions are based on the fair value of the services received from the non-employees or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of the equity instruments is calculated based on the guidance of SFAS 123. The three factors which most affect stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded, the vesting term of the options and the volatility of such fair value of common stock. Accounting for these equity instruments requires us to determine the fair value of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating stock-based compensation expenses.

Prior to the completion of our initial public offering in August 2007, our board of directors determined the fair value of our class A common stock for stock option awards given the lack of an active market for our class A common stock. In establishing the estimates of fair value, our board of directors considered the guidance set forth in the AICPA Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”, and made retrospective determinations of fair value. The board of directors gave significant consideration to the price of the class A common stock sold to unrelated third parties in the first half of 2006 in determining fair value for purposes of the stock options granted to employees shortly after the sales occurred.

Determining the fair value of our class A common stock required making complex and subjective judgments. Our approach to valuation was based on a discounted future cash flow approach that used our estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates were consistent with the plans and estimates that we used to manage our business. There was inherent uncertainty in making these estimates.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We follow SFAS No. 109, “Accounting for Income Taxes”. This process requires us to estimate our actual current tax exposure while assessing our temporary differences resulting from the differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. Considerable judgment is involved in developing such estimates. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to earnings for the deferred tax assets in the period in which we make that determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which our deferred tax assets are located.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We have recorded a partial valuation allowance of $10.8 million as of December 31, 2007, which resulted in a net deferred tax asset of $639,000 as of December 31, 2007, due to uncertainties related to our ability to utilize a portion of the deferred tax assets in years beyond 2008. Significant future events, including marketing approval by the FDA of AMITIZA for the treatment of irritable bowel syndrome with constipation, are not in our control and could affect our future earnings potential and consequently the amount of deferred tax assets that will be utilized. We determined the amount of the valuation allowance based on our estimates of income in the jurisdictions in which we operate over the periods in which the related deferred tax assets are recoverable.

As of December 31, 2007, we had foreign net operating loss carryforwards of $1.9 million. The foreign net operating loss carryforwards will begin to expire on December 31, 2010. As of December 31, 2007, we had U.S. general business tax credits of $3.1 million, which also may be available to offset future income tax liabilities and will expire if not utilized at various dates beginning December 31, 2022. The Tax Reform Act of 1986 contains provisions that may limit our ability to use our credits available in any given year in which there has been a substantial change in ownership interest, as defined. The realization of the benefits of the tax credits is dependent on sufficient taxable income in future years. Lack of earnings, a change in the ownership of our company, or the application of the alternative minimum tax rules could adversely affect our ability to utilize these tax credits.

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

Founders’ Awards

On June 19, 2007, the Compensation Committee of our board of directors authorized a one-time stock and cash award to each of our founders, Drs. Ueno and Kuno. These awards were granted on June 29, 2007 when the founders agreed to their terms and were settled on August 2, 2007 upon the effectiveness of our initial public offering. The Compensation Committee intended for these awards to compensate the founders for the lost value of stock options that had been granted to them in 2001 and 2002 and had been understood by them to have ten-year terms, but which had expired in 2006 and early 2007 as a result of the terms of our 2001 stock incentive plan. The expired options would have entitled the founders to purchase an aggregate of 578,000 shares of class A common stock at a price of $0.21 per share and 136,000 shares at a price of $2.95 per share. These awards were fully vested at the grant date.

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

The estimated fair value of these founders’ awards, totaling $10.2 million on grant date, was determined using the Black-Scholes-Merton Option Pricing Formula, as allowed under SFAS 123R. For the six months ended June 30, 2007, we recorded $10.2 million of general and administrative expense for these awards, of which $4.1 million was recorded as other liabilities — related parties for the cash settlement portion and $6.1 million as “Additional paid-in capital” for the stock settlement portion. The liability portion of the awards would then be adjusted based upon the final cash settlement amount, but the equity portion was fixed upon the grant date.

When the initial public offering was completed in August 2007, the awards were settled and 401,133 shares of class A common stock were issued to the founders. In addition, as a result of the lower public offering price compared to the estimated public offering price at June 30, 2007, we recorded an adjustment of $1.0 million to reduce the amount of expense and related cash portion of the awards, which was paid to the founders.

Results of Operations

Comparison of years ended December 31, 2007 and December 31, 2006

Revenues

The following table summarizes our revenues for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
(In thousands)	2007	2006

Research and development revenue	$59,379	$46,382
Product royalty revenue	27,536	6,590
Co-promotion revenue	4,411	4,243
Contract revenue — related parties	418	404
Collaboration revenue	147	147
Contract revenue	—	1,500

Total	$91,891	$59,266

Total revenues were $91.9 million in 2007 compared to $59.3 million in 2006, an increase of $32.6 million. This increase was primarily due to an increase in payments received from Takeda for research and development services performed by us and product royalties from AMITIZA sales.

Research and development revenue was $59.4 million in 2007 compared to $46.4 million in 2006, an increase of $13.0 million. This increase was due to the recognition of the $30.0 million research and development milestone payment for the completion of our development of AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation and the recognition of payments previously received from Takeda, offset in part by a decline of $17.0 million of research and development revenue reflecting the recognition of AMITIZA-related deferred revenue previously received from Takeda for only six months in 2007 compared with twelve months in 2006. We recognized revenue for this development work ratably over the estimated performance period associated with the development of AMITIZA, which was completed in June 2007.

The specific revenue streams associated with research and development revenue for the years ended December 31, 2007 and 2006 were as follows:

•	In October 2004, we received an up-front payment of $20.0 million from Takeda, of which $17.6 million was associated with the development of AMITIZA. This amount was recognized ratably over the estimated performance period, resulting in $2.0 million and $6.2 million of research and development revenue in 2007 and 2006, respectively. The smaller amount of revenue recognized in 2007 is a result of the inclusion in 2006 of a full year of revenue recognition compared to 2007, which only included revenue recognition through the first six months. It also reflects our determination in June 2006 to extend the estimated completion of the development period to June 2007, which had the effect of spreading out the remaining revenue over a longer period of time with a smaller amount thus being recognized after that point in each reporting period.

•	In March and May 2005, we received development milestone payments from Takeda totaling $30.0 million related to our efforts to develop AMITIZA. We recognized these payments as research and development revenue ratably over the performance period, resulting in $3.4 million of research and development revenue in 2007 and $10.5 million in 2006. The smaller amount of revenue recognized in 2007 is a result of a full year of revenue recognized in 2006 compared to a partial year of revenue recognized in 2007, reflecting the completion of the development period in June 2007.

•	In January 2006, we received a $20.0 million development milestone payment from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $2.2 million of research and development revenue in 2007 and $17.8 million in 2006. We recognized a significant portion of this milestone payment in the three months ended March 31, 2006, the quarter in which it was received, reflecting the fact that we were then well into the estimated development period. The smaller amount of revenue recognized in 2007 is a result of a full year of revenue recognized in 2006 compared to a partial year of revenue recognized in 2007, reflecting the completion of the development period in June 2007.

•	Since inception of our agreement with Takeda, we have received a total of $30.0 million of reimbursement payments for research and development costs from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $3.4 million of research and development revenue in 2007 and $10.5 million in 2006. The smaller amount of revenue recognized in 2007 is a result of the full year of revenue recognition in 2006 and also reflects our determination in June 2006 to extend the estimated completion of the development period to June 2007.

•	We also began to perform services and receive payments from Takeda during the third quarter of 2006 for the following three deliverables: post-marketing studies to evaluate the safety of AMITIZA in patients with renal impairment and patients with hepatic impairment, Phase IV clinical trials of AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients and clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction. Total research and development revenue associated with these three deliverables in 2007 and 2006 was $18.3 million and $1.1 million, respectively.

Product royalty revenue represents payments received from Takeda relating to net sales of AMITIZA. We began to recognize product royalty payments from Takeda as revenue in the second quarter of 2006 following the product launch of AMITIZA. In 2007, we recognized $27.5 million of product royalty revenue compared to $6.6 million in 2006, reflecting increased sales of AMITIZA.

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force and costs associated with miscellaneous marketing activities in connection with the commercialization of AMITIZA. We began to receive reimbursement of costs for our sales force in the second quarter of 2006 following the product launch of AMITIZA. In 2007, we recognized $4.4 million of co-promotion revenues, of which approximately $158,000 was for reimbursement of costs for miscellaneous marketing activities and approximately $4.3 million was for reimbursement of sales force costs. In 2006, we recognized $4.2 million as co-promotion revenues, of which approximately $291,000 was for reimbursement of costs for miscellaneous marketing activities and $3.5 million was for reimbursement of sales force costs.

Contract revenue — related parties represents reimbursement of costs incurred by us on behalf of affiliated companies for research and development consulting, patent maintenance and certain administrative costs. These revenues are recognized in accordance with the terms of the contract or project to which they relate. We had no contract revenue in 2007 compared to $1.5 million in 2006. Contract revenue represents amounts released from previously deferred revenue that we recognized upon the expiration in January 2006 of the option we had previously granted to Takeda for joint development and commercialization rights for AMITIZA in Europe, Africa and the Middle East.

Research and Development Expenses

Total research and development expenses in 2007 were $28.3 million compared to $16.4 million in 2006, an increase of $11.9 million. The higher costs in 2007 reflect the significant research and development expenses incurred by us during that period in connection with the filing of the sNDA for the treatment of irritable bowel syndrome with constipation; the initiation of post-marketing safety studies in pediatric patients, in patients with renal impairment and in patients with hepatic impairment; the initiation of Phase III studies for opioid-induced bowel dysfunction; and the initiation of a Phase II study of NSAID-induced ulcers. In 2006, our research and development expenses were primarily those associated with the ongoing Phase III clinical trials of AMITIZA for the treatment of irritable bowel syndrome with constipation. In September 2007, we enrolled our first patient in a Phase III study for opioid-induced bowel dysfunction and our first patient in a multi-center Phase II study of NSAID-induced ulcers.

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
(In thousands)

Salaries, benefits and related costs	$6,472	$5,342
Legal and consulting expenses	2,968	3,356
Stock-based compensation	237	2,708
Founders’ stock-based awards	9,188	—
Lease loss	432	—
Other operating expenses	5,734	3,181

Total	$25,031	$14,587

General and administrative expenses were $25.0 million in 2007 compared to $14.6 million in 2006, an increase of $10.4 million. This increase was due primarily to the founders’ stock-based award of $9.2 million granted in June 2007, comprising of $6.1 million non-cash compensation expense and $3.1 million cash settlement expense, offset in part by the decline in stock-based compensation expenses from the $2.7 million recorded in the prior year. This increase also reflected increases in operational headcount, rent for additional leased office space, lease loss related to the abandonment of our former office in Bethesda, Maryland in 2007 and additional costs associated with being a publicly-traded company.

We recorded a cumulative out-of-period adjustment of approximately $358,000 in 2007 to reduce an overstatement of additional paid-in capital and general administrative expenses that had been recorded as of and for the year ended December 31, 2006 in connection with certain employee stock options awarded in 2006. The error resulted from applying the incorrect contractual term for to the employee stock options. The impacts of this adjustment were not material to the consolidated financial statements for the year ended December 31, 2006, for the corresponding interim periods or for the period in which it was recorded, as the adjustment consisted of insignificant amounts related to each of the quarterly reporting periods dating back to the quarter ended September 30, 2006.

Selling and Marketing Expenses

Selling and marketing expenses were $13.2 million in 2007 compared to $11.1 million in 2006, an increase of $2.1 million. This increase was due to increased costs for market research and analysis, marketing and promotional materials and other costs, reflecting the operation of our sales and marketing function for twelve months in 2007 compared to only nine months in 2006.

Product Royalties — Related Parties

We began to incur product royalty expenses for net sales of AMITIZA in the second quarter of 2006 following the product launch of AMITIZA. In 2007, we expensed $4.9 million in product royalties — related parties compared to $1.2 million in 2006, reflecting higher product sales in 2007.

Milestone Royalties — Related Parties

Milestone royalties — related parties were $2.0 million and $1.3 million in 2007 and 2006, respectively. These royalties were paid to Sucampo AG, reflecting the 5% we owed them for the $30.0 million development milestone earned from Takeda during that period and a $500,000 milestone for the initiation of a Phase II trial in Japan. The milestone royalties — related parties of $1.3 million for the year ended December 31, 2006 were paid to Sucampo AG, reflecting the 5% we owed them for the $20.0 million development milestone payment we received from Takeda during that period, and a $250,000 milestone payment for regulatory approval of AMITIZA.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
(In thousands)

Interest income	$2,465	$1,976
Interest expense	—	(90)
Other (expense) income, net	151	255

Total non-operating income, net	$2,616	$2,141

Interest income was $2.5 million in 2007 compared to $2.0 million in 2006, an increase of $489,000. The increase was primarily due to an increase in the funds available for investment as a result of our receipt of development milestone payments from Takeda in June 2007 and the closing of our initial public offering in August 2007. Interest expense was $0 in 2007 compared to $90,000 in 2006, a decrease of $90,000. This decrease reflected our repayment in full in June 2006 of related party debt instruments.

Income Taxes

For the years ended December 31, 2007 and 2006, our consolidated effective tax rate was 37.3% and (29.0%), respectively. The increase in the effective tax rate in 2007 from 2006 was due to a partial release of the valuation allowance on the U.S. deferred tax assets in 2006 that did not recur in 2007. As of December 31, 2007, our remaining valuation allowance against our deferred tax assets was $10.8 million.

Comparison of years ended December 31, 2006 and December 31, 2005

Revenues

The following table summarizes our revenues for the years ended December 2006 and 2005:

	Year Ended December 31,
	2006	2005
(In thousands)

Research and development revenue	$46,382	$38,960
Product royalty revenue	6,590	—
Co-promotion revenue	4,243	—
Contract revenue — related parties	404	98
Collaboration revenue	147	147
Contract revenue	1,500	1,000

Total	$59,266	$40,205

Total revenues were $59.3 million in 2006 compared to $40.2 million in 2005, an increase of $19.1 million. This increase was primarily due to an increase in payments received from Takeda for research and development services performed by us, product royalties from AMITIZA sales, and reimbursements of co-promotion efforts performed by us to market and sell AMITIZA.

Research and development revenue was $46.4 million for the year ended December 31, 2006 compared to $39.0 million for the year ended December 31, 2005, an increase of $7.4 million. The specific revenue streams associated with research and development revenue for the years ended December 31, 2006 and 2005 were as follows:

•	In October 2004, we received the up-front payment of $20.0 million from Takeda, of which $17.6 million was associated with the development of AMITIZA. This amount was recognized ratably over the estimated performance period, resulting in $6.2 million and $8.1 million of research and development revenue in 2006 and 2005, respectively. The smaller amount of revenue recognized in 2006 was a result of our determination in June 2006 to extend the estimated completion of the development period to mid 2007.

•	In March and May 2005, we received development milestone payments from Takeda totaling $30.0 million related to our efforts to develop AMITIZA. We recognized these payments as research and development revenue ratably over the performance period, resulting in $10.5 million of research and development revenue in 2006 and $16.2 million in 2005. The smaller amount of revenue recognized in 2006 was a result of our determinations in June 2006 to extend the estimated completion of the development period to mid 2007.

•	In January 2006, we received a $20.0 million development milestone payment from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $17.8 million of research and development revenue in 2006.

•	Since inception of our agreement with Takeda, we have received a total of $30.0 million of reimbursement payments for research and development costs from Takeda related to our efforts to develop AMITIZA, which we recognized as research and development revenue ratably over the performance period, resulting in $10.5 million of research and development revenue in 2006 and $14.7 million in 2005. The smaller amount of revenue recognized in 2006 was a result of our determination in June 2006 to extend the estimated completion of the development period to mid 2007.

•	We also began to perform services and receive payments from Takeda during the third quarter of 2006 for the following three deliverables: post-marketing studies to evaluate the safety of AMITIZA in patients with renal impairment and patients with hepatic impairment, Phase IV clinical trials of AMITIZA for the treatment of chronic idiopathic constipation in pediatric patients and clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction. Total research and development revenue associated with these three deliverables in 2006 was $1.1 million.

Product royalty revenue represents payments received from Takeda relating to net sales of AMITIZA. We began to recognize the royalty payments from Takeda as revenue in the second quarter of 2006 following the product launch of AMITIZA. In 2006, we recognized $6.6 million of product royalty revenue. Of this product royalty revenue, we recognized $4.5 million in the quarter ended June 30, 2006, which reflected stocking purchases by drug wholesalers to establish their initial inventory levels, and therefore these revenues may not be indicative of product royalty revenue levels that we may achieve in future periods.

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force and costs associated with miscellaneous marketing activities in connection with the commercialization of AMITIZA. We began to receive reimbursement of costs for our sales force in the second quarter of 2006 following the product launch of AMITIZA. In 2006, we recognized $4.2 million as co-promotion revenues, of which approximately $291,000 was for reimbursement of costs for miscellaneous marketing activities and $3.5 million was for reimbursement of sales force costs.

Contract revenue — related parties represents reimbursement of costs incurred by us on behalf of affiliated companies for research and development consulting, patent maintenance and certain administrative costs. These revenues are recognized in accordance with the terms of the contract or project to which they relate. Contract revenue — related parties was $404,000 for the year ended December 31, 2006 compared to $98,000 for the year ended December 31, 2005, an increase of $306,000.

Upon receipt of the $20.0 million up-front payment, we deferred $2.4 million to be recognized using the time-based model over the 16-year performance period of our participation in the committee meetings. During each of the years ended December 31, 2006 and 2005, we recognized $147,000 of this deferred amount as collaboration revenue.

Contract revenue was $1.5 million for the year ended December 31, 2006 compared to $1.0 million for the year ended December 31, 2005, an increase of $500,000. Contract revenue represents amounts released from previously deferred revenue that we recognized upon the expiration of the option granted to Takeda for joint development and commercialization rights for AMITIZA in Europe, Africa and the Middle East.

Research and Development Expenses

Total research and development expenses in 2006 were $16.4 million compared to $31.2 million in 2005, a decrease of $14.8 million. The higher costs in 2005 reflect the significant research and development expenses incurred by us during that period in connection with the filing of the NDA for AMITIZA to treat chronic idiopathic constipation in adults and the initiation of Phase III clinical trials of AMITIZA for the treatment of irritable bowel syndrome with constipation. In 2006, our research and development expenses were primarily those associated with the ongoing Phase III clinical trials of AMITIZA for the treatment of irritable bowel syndrome with constipation.

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2006 and 2005:

	Year Ended
	December 31,
	2006	2005
(In thousands)

Salaries, benefits and related costs	$5,342	$3,843
Legal and consulting expenses	3,356	1,565
Stock-based compensation	2,708	138
Other operating expenses	3,181	2,214

Total	$14,587	$7,760

General and administrative expenses were $14.6 million in 2006 compared to $7.8 million in 2005, an increase of $6.8 million. This increase was due primarily to recognition of $2.7 million in stock-based compensation expenses following our adoption of SFAS 123R in January 2006, increases in operational headcount, rent for additional leased office space and a one-time bonus payment to our employees upon receipt of marketing approval for AMITIZA to treat chronic idiopathic constipation in adults, as well as professional fees in connection with our acquisition of the capital stock of Sucampo Europe and Sucampo Japan.

Selling and Marketing Expenses

Selling and marketing expenses were $11.1 million in 2006 compared to $295,000 in 2005, an increase of $10.8 million. This increase was due to costs we incurred to launch AMITIZA in April 2006 and other selling and marketing expenses through the remainder of 2006, including costs for market research and analysis, marketing and promotional materials, product samples and other costs.

Milestone Royalties — Related Parties

Milestone royalties — related parties were $1.3 million in 2006 compared to $1.5 million in 2005, a decrease of $200,000. In the year ended December 31, 2006, we paid Sucampo AG $1.0 million, reflecting the 5% we owed them in respect of the $20.0 million development milestone payment we received from Takeda during that period, and a $250,000 milestone payment for regulatory approval of AMITIZA. In the year ended December 31, 2005, we paid Sucampo AG $1.5 million, reflecting the 5% we owed them in respect of the $30.0 million development milestone payments we received from Takeda during that period.

Product Royalties — Related Parties

We began to incur product royalty expenses for net sales of AMITIZA in the second quarter of 2006 following the product launch of AMITIZA. In 2006, we expensed $1.2 million in product royalties — related parties.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,
	2006	2005
(In thousands)

Interest income	$1,976	$1,046
Interest expense	(90)	(311)
Other income, net	255	255

Total non-operating income, net	$2,141	$990

Interest income was $2.0 million in 2006 compared to $1.0 million in 2005, an increase of $1.0 million. The increase was primarily due to an increase in the funds available for investment as a result of our receipt of development milestone payments from Takeda in March 2005, May 2005 and January 2006. Interest expense was $90,000 in 2006 compared to $311,000 in 2005, a decrease of $221,000. This decrease reflected our repayment in full in December 2005 and June 2006 of related party debt.

Income Taxes

For the years ended December 31, 2006 and 2005, our consolidated effective tax rate was (29.0)% and 166.7%, respectively. The decrease in the effective tax rate in 2006 from 2005 was due primarily to the release of $4.9 million from the valuation allowance in 2006 on a portion of the U.S. deferred tax assets.

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

				Intercompany
	United States	Europe	Japan	Eliminations	Consolidated
(In thousands)

Year Ended December 31, 2007
Total revenues	$91,891	$—	$840	$(840)	$91,891
Income (loss) from operations	21,681	(1,127)	(2,155)	8	18,407
Identifiable assets	114,490	2,381	1,987	(8,831)	110,027
Year Ended December 31, 2006
Total revenues	$57,676	$1,500	$161	$(71)	$59,266
Income (loss) from operations	13,974	980	(190)	(1)	14,763
Identifiable assets	68,943	496	2,556	(4,899)	67,084
Year Ended December 31, 2005
Total revenues	$39,107	$—	$1,098	$—	$40,205
Income (loss) from operations	115	(1,475)	843	—	(517)

Liquidity and Capital Resources

Sources of Liquidity

We require cash principally to meet our operating expenses. We have financed our operations since inception with a combination of private placements of equity securities, our initial public offering, up-front payment, milestone and royalty payments received from Takeda and R-Tech, and research and development expense reimbursements from Takeda. From inception through December 31, 2007, we had raised net proceeds of $55.3 million from private equity financings and net proceeds of $28.2 million from our initial public offering in August 2007. From inception through December 31, 2007, we had also received an aggregate of $140.5 million in up-front, milestone, option and expense reimbursement payments from third parties. We operated profitably in 2007 and 2006, principally as a result of the development milestones and product royalties that we earned from Takeda. We are entitled to receive $50.0 million upon FDA approval of our sNDA for AMITIZA for the treatment of irritable bowel syndrome with constipation. We expect a PDUFA action in late April 2008 relating to this sNDA.

As of December 31, 2007, we had cash and cash equivalents of $25.6 million, short-term investments of $51.6 million and long-term investments of $9.4 million compared to cash and cash equivalents of $22.5 million and short-term investments of $29.4 million at December 31, 2006. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with the original maturity at time of purchase of 90 days or less.

As of December 31, 2007, our short- and long-term investments consist of investments in auction rate securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to 49 days. This mechanism generally allows existing investors to roll-over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.

We generally invest in auction rate securities for short periods of time as part of our cash management program. Recent uncertainties in the credit markets have prevented us from liquidating certain holdings of auction rate securities subsequent to December 31, 2007 as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we considered various factors to assess the fair value and the classification of the securities as short-term or long-term assets. Such factors include, but are not necessarily limited to, timing of the failed auction, specific security auction history, likelihood of redemptions, restructurings and other similar liquidity events, quality of underlying collateral, rating of the security and the bond insurer and other factors. Such considerations involve a considerable amount of judgment. As a result of our assessment of the market conditions and related facts, including an instance in which the first auction after year-end failed, one security in the amount of $9.4 million was classified as a long-term investment as of December 31, 2007. In other instances, we experienced successful auctions shortly after December 31, 2007, but then encountered subsequent failed auctions in February and March 2008 in an aggregate amount of $18.3 million.

As of March 20, 2008, we had reduced our investment in auction rate securities by selling $33.2 million of investments at par value. We continue to hold the remaining securities and are due interest at a higher rate on those securities as to which the auctions have failed than similar securities for which auctions have cleared. These investments consist of AAA-rated non-mortgage related auction rate securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. At December 31, 2007 and 2006, the fair market values of these securities were determined to be the carrying values and no unrealized gains and losses or other-than-temporary impairments were recorded. We assessed the fair value of the auction rate securities as of December 31, 2007 through either an independent valuation for securities which we felt were subject to credit risk at December 31, 2007, including an assessment of all key underlying data and assumptions, or through our own internal assessment of the carrying value and reasonableness of fair values. Considerable judgment was involved in reaching these determinations. If the credit ratings of the issuer, the bond insurer or the collateral deteriorate or the carrying value of the investments decline for any other reason, we may need to adjust the carrying value of these investments. Although a limited secondary market exists for these securities, we do not intend at this time to use the secondary market to dispose of the auction rate securities.

It is uncertain as to when the liquidity issues relating to these investments will improve, although we believe as of December 31, 2007 that the investments classified as short-term will be able to be liquidated within the next 12-month period. Although we do not currently anticipate having to sell these securities in order to operate our business, if that were to change, or if the liquidity issues continue over a prolonged period, we might be unable to liquidate some holdings of our auction rate securities and as a result, might suffer losses from these investments or find that ultimate liquidity for these securities is further reduced. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale.

On March 5, 2008, we entered into a line of credit providing for uncommitted borrowings of up to $30.0 million. The lender has no obligation to make advances under this line of credit but may do so in its sole discretion. The line of credit is collateralized by our short- and long-term investments. Advances made under this line of credit will bear an interest rate based on LIBOR plus a predetermined percentage based on the amount of the advance and other conditions. Borrowings under this line of credit are due upon the demand of the lender and the lender can make a repayment demand at its sole option at any time for any or no reason. As of March 20, 2008, we had not drawn down any funds under this line of credit.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
(In thousands)

Cash provided by (used in):
Operating activities	$5,649	$(10,914)	$23,815
Investing activities	(33,784)	(1,413)	(25,474)
Financing activities	31,341	17,421	(2,278)
Effect of exchange rates	(128)	(49)	(545)

Net increase (decrease) in cash and cash equivalents	$3,078	$5,045	$(4,482)

Year ended December 31, 2007

Net cash provided by operating activities was $5.6 million for the year ended December 31, 2007. This reflected net income of $13.2 million, which included non-cash deferred tax provision of $4.3 million and non-cash stock-based compensation of $6.7 million, offset by an increase in product royalties receivable of $6.6 million and in accounts receivable of $5.9 million and a decrease in deferred revenue of $11.0 million. The decrease in deferred revenue primarily related to the amortization of deferred research and development revenue over the performance period of the development of AMITIZA.

Net cash used in investing activities was $33.8 million for the year ended December 31, 2007. This primarily reflected our purchases of short-term investments and of property and equipment associated with the move of our offices in the United States in July 2007 offset by proceeds from the sale of short-term investments.

Net cash provided by financing activities was $31.3 million for the year ended December 31, 2007. This reflected the net proceeds from the issuance of class A common stock in our initial public offering, which was consummated in August 2007. We had prepaid $3.1 million of offering expenses prior to 2007.

Year ended December 31, 2006

Net cash used in operating activities was $10.9 million for the year ended December 31, 2006. This reflected net income of $21.8 million, which included a non-cash charge of $3.3 million of stock-based compensation expense. We also had a decrease in deferred tax provision of $4.0 million and a decrease in deferred revenue of $26.8 million. The decrease in deferred revenue primarily related to the amortization of deferred research and development revenue over the performance period of the development of AMITIZA.

Net cash used in investing activities was $1.4 million for the year ended December 31, 2006. This reflected our purchases of short-term investments and property and equipment of $2.5 million, offset in part by proceeds received from sales and maturities of short-term investments of $1.3 million.

Net cash provided by financing activities was $17.4 million for the year ended December 31, 2006. This reflected $23.9 million in net proceeds raised in a private placement sale of 2,398,759 shares of class A common stock, $1.2 million in funds received from borrowings under related party debt instruments, $2.9 million of payments incurred for our completed initial public offering and $4.8 million of repayments under related party debt instruments.

Year ended December 31, 2005

Net cash provided by operating activities was $23.8 million for the year ended December 31, 2005. This reflected a net loss of $316,000, an increase in our deferred revenue of $20.4 million from research and development payments from Takeda to be amortized over the performance period of the development of AMITIZA and $3.6 million of non-cash stock-based compensation charges.

Net cash used in investing activities was $25.5 million for the year ended December 31, 2005, reflecting our net purchases of $25.4 million in short-term investments.

Net cash provided by financing activities was $2.3 million for the year ended December 31, 2005, reflecting our repayment of related party debt.

Commitments and Contingencies

As of December 31, 2007, our principal outstanding contractual obligations related to our office leases in Bethesda, Maryland, England and Japan. The following table summarizes these significant contractual obligations at December 31 for the indicated year:

						2013 and
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total

Contractual obligations:
Operating leases	$1,555	$1,325	$969	$937	$963	$4,243	$9,992

The above table does not include:

•	Contingent milestone and royalty obligations under our license agreement with Sucampo AG. These obligations are described in more detail above, and include obligations to pay Sucampo AG:

•	5% of every milestone payment we receive from a sublicensee;

•	$500,000 upon initiation of the first Phase II clinical trial for each compound in each of the three territories covered by the license;

•	$1.0 million for the first NDA filing or comparable foreign regulatory filing for each compound in each of these three territories; and

•	royalty payments ranging from 2.1% to 6.5% of net sales of products covered by patents licensed to us by Sucampo AG.

•	Our share of research and development costs for AMITIZA. As of December 31, 2007, we had incurred $14.0 million of these costs. In June 2007, we submitted an sNDA for the addition of irritable bowel syndrome with constipation as a new indication using a twice daily 8 microgram dose. We expect to incur approximately $2.0 million of additional costs in connection with the development of AMITIZA for other indications, such as the treatment of opioid-induced bowel dysfunction, which will not be reimbursed by Takeda.

•	Expenses under agreements with contract research organizations for clinical trials of our product candidates. The timing and amount of these disbursements are based on a variety of factors, such as the achievement of specified milestones, patient enrollment, services rendered or the incurrence of expenses by the contract research organization. As a result, we reasonably estimate that as of December 31, 2007, our current commitments to contract research organizations to be $24.2 million during 2008 and 2009.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for research and development funding and potential future milestone payments of up to $110.0 million from Takeda, we do not currently have any commitments for future external funding.

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

Related Party Transactions

Under our license agreement with our affiliate Sucampo AG, we are required to make specified milestone and royalty payments. We estimated the fair value of this arrangement based upon like-kind third-party evidentiary matter for the transaction. When we entered into this agreement, we performed an economic analysis of the transaction to ensure that we were receiving a return on our investment equivalent to that of other pharmaceutical companies. In addition, we performed a transfer pricing study and economic analysis to provide evidence that the agreement did not conflict with taxing guidelines.

Under our exclusive supply agreement with R-Tech, R-Tech made milestone payments to us totaling $6.0 million during 2004 and we recorded the full amount as deferred revenue. We first began to recognize these payments as revenue during the quarter ended June 30, 2006 and will continue to recognize them ratably through 2020. When we entered into this agreement, we evaluated the net present value of the supply agreement, based upon anticipated cash flows from the successful development and commercialization of the compounds it covers, to determine the current value of the transaction. Additionally, we performed a transfer pricing study and economic analysis to provide evidence the agreement did not conflict with taxing guidelines.

For information regarding additional related party transactions, see note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Changes in the application of domestic or foreign taxing regulations and interpretation of related party transactions with foreign entities could affect the extent to which taxing authorities agree that these transactions are on an arm’s length basis.

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

Effects of Foreign Currency

We currently incur a portion of our operating expenses in the United Kingdom and Japan. The reporting currency for our consolidated financial statements is U.S. Dollars. As such, our results of operations could be adversely effected by changes in exchange rates either due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign exchange rate exposure.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 outlines a common definition of fair value and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. We will need to adopt SFAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We are assessing SFAS 157 and its impact on our consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, or SFAS 159. Under this standard, entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are assessing SFAS 159 in connection with SFAS 157 and its impact on our consolidated financial statements upon adoption.

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, or EITF 07-3, which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. We will be required to adopt EITF 07-3 for the year beginning after December 15, 2007. We are assessing EITF 07-3 and do not expect a material impact on our future consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”, or SFAS 160. SFAS 141R will change how business acquisitions are accounted for and will affect financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will be applied to acquisitions that close in years beginning after December 15, 2008. Early adoption is not permitted. SFAS 141R and SFAS 160 will not have any impact our future consolidated financial statements unless we undertake an acquisition in the future.

In December 2007, the FASB ratified EITF Issue 07-1, “Accounting for Collaborative Arrangements”, or EITF 07-1. The consensus prohibits the equity method of accounting for collaborative arrangements under APB 18, “The Equity Method of Accounting for Investments in Common Stock”, unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable accounting principles generally accepted in the United States of America, or GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance in Issue 07-1 is effective for periods that begin after December 15,

2008 and will apply to arrangements in existence as of the effective date. The effect of the new consensus will be accounted for as a change in accounting principle through retrospective application. We are assessing EITF 07-1 and its impact on our consolidated financial statements upon adoption.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment”, or SAB 110, which expresses the views of the SEC regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of the expected term of plain vanilla share options in accordance with SFAS 123R. In SAB 110, the SEC stated that it understood that the detailed information necessary to calculate an expected term for plain vanilla options may not be widely available by December 31, 2007, as previously discussed within SAB 107. Accordingly, the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, we will continue to use the simplified method in estimating the expected term of our stock options until such time as more relevant detailed information becomes available.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of December 31, 2007.

Our exposure to credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. We place our cash and case equivalents, restricted cash and investments with highly rated financial institutions. As of December 31, 2007 we had approximately $85.9 million of cash and cash equivalents, restricted cash and investments in excess of federally insured limits. We have not experienced any losses on these accounts in excess of insured limits.

As of December 31, 2007, we had $60.9 million invested in auction rate securities. Auction rate securities are long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to 49 days. This mechanism generally allows existing investors to roll-over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value and therefore are usually classified within current assets.

We generally invest in auction rate securities for short periods of time as part of our cash management program. Recent uncertainties in the credit markets have prevented us from liquidating certain holdings of auction rate securities subsequent to December 31, 2007 as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we considered various factors to assess the fair value and the classification of the securities as short-term or long-term assets. Such factors include, but are not necessarily limited to, timing of the failed auction, specific security auction history, likelihood of redemptions, restructurings and other similar liquidity events, quality of underlying collateral, rating of the security and the bond insurer and other factors. Such considerations involve a considerable amount of judgment. As a result of our assessment of the market conditions and related facts, including an instance in which the first auction after year-end failed, one security in the amount of $9.4 million was classified as a long-term investment as of December 31, 2007. In other instances, we experienced successful auctions shortly after December 31, 2007, but then encountered subsequent failed auctions in February and March 2008 in an aggregate amount of $18.3 million.

As of March 20, 2008, we had reduced our investment in auction rate securities by selling $33.2 million of investments at par value. We continue to hold the remaining securities and are due interest at a higher rate on those securities as to which the auctions have failed than similar securities for which auctions have cleared. These investments consist of AAA-rated non-mortgage related auction rate securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. At December 31, 2007 and 2006, the fair market values of these securities were determined to be the carrying values and no unrealized gains and losses or other-than-temporary impairments were recorded. We assessed the fair value of the auction rate securities as of December 31, 2007 through either an independent valuation for securities which we felt were subject to credit risk at December 31, 2007, including an assessment of all key underlying data and assumptions, or through our own internal assessment of the carrying value and reasonableness of fair values. Considerable judgment was involved in reaching these determinations. If the credit ratings of the issuer, the bond insurer or the collateral deteriorate or the carrying value of the investments decline for any other reason, we may need to adjust the carrying value of these investments. Although a limited secondary market exists for these securities, we do not intend at this time to use the secondary market to dispose of the auction rate securities.

It is uncertain as to when the liquidity issues relating to these investments will improve, although we believe as of December 31, 2007 that the investments classified as short-term will be able to be liquidated within the next 12-month period. Although we do not currently anticipate having to sell these securities in order to operate our business, if that were to change, or if the liquidity issues continue over a prolonged period, we might be unable to liquidate some holdings of our auction rate securities and as a result, might suffer losses from these investments. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required by this item are included beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007. Based upon this evaluation, management has concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by this Item is set forth under Item 1 to this Annual Report on Form 10-K.

The following information will be included in our Proxy Statement to be filed within 120 days after the fiscal year end of December 31, 2007, and is incorporated herein by reference:

•	Information regarding our directors required by this Item is set forth under the heading “Election of Directors”;

•	Information regarding our Audit Committee and designated “audit committee financial experts” is set forth under the heading “Corporate Governance Principles and Board Matters, Board Structure and Committee Composition — Audit Committee”; and

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”.

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our employees including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of ethics and business conduct can be found posted in the investor relations section on our website at http://www.sucampo.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information provided under the heading “Executive Compensation” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information provided under the heading “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information provided under the heading “Principal Accounting Fees and Services” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following financial statements, financial statement schedule and exhibits are filed as part of this report or incorporated herein by reference:

(1) Consolidated Financial Statements.  See index to consolidated financial statements on page F-1.

(2) Financial Statement Schedule:  Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.

(3) Exhibits.  See subsection (b) below.

(b) Exhibits.  The following exhibits are filed or incorporated by reference as part of this report.

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed August 8, 2007)
3.2	Form of Restated Bylaws	Exhibit 3.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)
10.1	Amended and Restated 2001 Stock Incentive Plan	Exhibit 10.1 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.2	Amended and Restated 2006 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)
10.3	2006 Employee Stock Purchase Plan	Exhibit 10.3 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.4	Form of Incentive Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.5	Form of Nonstatutory Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.5 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.6	Form of Restricted Stock Agreement for 2006 Stock Incentive Plan	Exhibit 10.6 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.7	Non-employee Director Compensation Summary	Exhibit 10.7 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10.8	Employment Agreement, dated June 16, 2006, between the Company and Ryuji Ueno	Exhibit 10.9 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10.9	Form of Executive Employment Agreement	Exhibit 10.10 to Registration Statement No. 333-135133, (filed June 19, 2006)

Exhibit
Number		Description	Reference

10.10		Indemnification Agreement, dated May 26, 2004, between the Company and Sachiko Kuno	Exhibit 10.11 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.11		Indemnification Agreement, dated May 26, 2004, between the Company and Ryuji Ueno	Exhibit 10.12 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.12		Indemnification Agreement, dated May 26, 2004, between the Company and Michael Jeffries	Exhibit 10.13 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.13		Indemnification Agreement, dated May 26, 2004, between the Company and Hidetoshi Mine	Exhibit 10.14 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.14		Form of Investor Rights Agreement	Exhibit 10.16 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.15		Lease Agreement, dated September 16, 1998, between the Company and Plaza West Limited Partnership, successor in interest to Trizechahn Plaza West Limited Partnership, as amended	Exhibit 10.17 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.16		Sublease Agreement, dated October 26, 2005, between the Company and First Potomac Realty Investment L.P.	Exhibit 10.18 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.17		Amended and Restated Patent Access Agreement, dated June 30, 2006, among the Company, Sucampo Pharma Europe Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.19 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10	.18*	Exclusive Manufacturing and Supply Agreement, dated June 23, 2004, between the Company and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.20 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10	.19*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.21 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.20*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.22 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.21*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.23 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.22*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.24 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.23*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.25 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.24*	Services Agreement, dated February 9, 2006, between the Company and Ventiv Commercial Services, LLC	Exhibit 10.26 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.25		Indemnification Agreement, dated September 7, 2006, between the Company and Timothy Maudlin	Exhibit 10.27 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.26		Indemnification Agreement, dated September 7, 2006, between the Company and Sue Molina	Exhibit 10.28 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

Exhibit
Number		Description	Reference

10	.27*	Exclusive Manufacturing and Supply Agreement, dated June 24, 2005, between Sucampo Pharma Europe Ltd. and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.29 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10	.28*	SPI-8811 and SPI-017 Exclusive Clinical Manufacturing and Supply Agreement, dated October 4, 2006, between the Company and R-Tech Ueno, Ltd.	Exhibit 10.31 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10.29		Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	Included herewith
10.30		Amendment to Employment Agreement, dated November 20, 2006, between the Company and Ryuji Ueno	Exhibit 10.35 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)
10.31		Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.36 to Registration Statement No. 333-135133, Amendment No. 6 (filed May 14, 2007)
10.32		Employment Agreement, effective June 1, 2007, between the Company and Sachiko Kuno	Exhibit 10.37 to Registration Statement No. 333-135133, Amendment No. 8 (filed July 17, 2007)
10.33		Amended Employment Agreement, dated May 12, 2007, between the Company and Mariam E. Morris	Exhibit 10.38 to Registration Statement No. 333-135133, Amendment No. 7 (filed June 25, 2007)
10.34		Indemnification Agreement, dated October 18, 2007, between the Company and Anthony C. Celeste	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)
10.35		Amendment, dated December 14, 2007, to Employment Agreement between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.36		Amendment, dated December 10, 2007, to Employment Agreement between the Company and Mariam E. Morris	Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.37		Amendment, dated December 7, 2007, to Employment Agreement between the Company and Brad Fackler	Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.38		Amendment, dated December 6, 2007, to Employment Agreement between the Company and Gayle Dolecek	Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.39		Amendment, dated December 5, 2007, to Employment Agreement between the Company and Kei Tolliver	Exhibit 10.5 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.40		Amendment, dated November 26, 2007, to Employment Agreement between the Company and Ryuji Ueno	Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.41		Credit Line Agreement, dated March 5, 2008, between the Company and UBS Bank USA	Included herewith
23.1		Consent of PricewaterhouseCoopers LLC, Independent Registered Public Accounting Firm	Included herewith
31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

Exhibit
Number	Description	Reference

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

Compensatory plan, contract or arrangement.

*	Confidential treatment has been requested for portions of this exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D.,Ph.D.
Chief Executive Officer,
Chief Scientific Officer and
Chairman of the Board of Directors

March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RYUJI UENO Ryuji Ueno, M.D., Ph.D., Ph.D.	Chief Executive Officer (Principal Executive Officer), Chief Scientific Officer and Director	March 27, 2008

/s/ MARIAM E. MORRIS Mariam E. Morris	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008

/s/ ANTHONY C. CELESTE Anthony C. Celeste	Director	March 27, 2008

/s/ MICHAEL J. JEFFRIES Michael J. Jeffries	Director	March 27, 2008

/s/ TIMOTHY I. MAUDLIN Timothy I. Maudlin	Director	March 27, 2008

/s/ HIDETOSHI MINE Hidetoshi Mine	Director	March 27, 2008

/s/ V. SUE MOLINA V. Sue Molina	Director	March 27, 2008

/s/ JOHN C. WRIGHT John C. Wright	Director	March 27, 2008

SUCAMPO PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and the Financial Statement Schedule	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7
EX-10.29
EX-10.41
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sucampo Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sucampo Pharmaceuticals, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/  PricewaterhouseCoopers LLP

Baltimore, Maryland
March 24, 2008

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
(In thousands, except share data)

ASSETS:
Current assets:
Cash and cash equivalents	$25,559	$22,481
Investments, short-term	51,552	29,399
Accounts receivable	1,525	1,537
Unbilled accounts receivable	5,883	—
Product royalties receivable	8,667	2,029
Prepaid and income taxes receivable	1,922	2,355
Deferred tax assets, net	88	1,612
Prepaid expenses and other current assets	2,222	536

Total current assets	97,418	59,949
Restricted cash	213	213
Investments, long-term	9,400	—
Property and equipment, net	2,265	343
Deferred tax assets — noncurrent, net	551	3,289
Deposits and other assets	180	3,290

Total assets	$110,027	$67,084

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,313	$2,391
Accrued expenses	8,730	5,418
Deferred revenue — current	1,062	11,517

Total current liabilities	13,105	19,326
Deferred revenue, net of current portion	8,626	9,192
Other liabilities	1,768	33

Total liabilities	23,499	28,551

Commitments
Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value; 0 and 10,000 shares authorized at December 31, 2007 and 2006, respectively; 0 and 3,780 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	20,288
Preferred stock, $0.01 par value; 5,000,000 and 0 shares authorized at December 31, 2007 and 2006, respectively; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Class A common stock, $0.01 par value; 270,000,000 and 75,000,000 shares authorized at December 31, 2007 and 2006, respectively; 15,538,518 and 8,799,385 shares issued and outstanding at December 31, 2007 and 2006, respectively	155	88
Class B common stock, $0.01 par value; 75,000,000 shares authorized; 26,191,050 shares issued and outstanding at December 31, 2007 and 2006	262	262
Additional paid-in capital	96,680	41,555
Accumulated other comprehensive loss	(393)	(294)
Accumulated deficit	(10,176)	(23,366)

Total stockholders’ equity	86,528	38,533

Total liabilities and stockholders’ equity	$110,027	$67,084

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005

Revenues:
Research and development revenue	$59,379	$46,382	$38,960
Product royalty revenue	27,536	6,590	—
Co-promotion revenue	4,411	4,243	—
Contract revenue — related parties	418	404	98
Collaboration revenue	147	147	147
Contract revenue	—	1,500	1,000

Total revenues	91,891	59,266	40,205

Operating expenses:
Research and development	28,334	16,392	31,167
General and administrative	25,031	14,587	7,760
Selling and marketing	13,229	11,103	295
Product royalties — related parties	4,890	1,171	—
Milestone royalties — related parties	2,000	1,250	1,500

Total operating expenses	73,484	44,503	40,722

Income (loss) from operations	18,407	14,763	(517)
Non-operating income (expense):
Interest income	2,465	1,976	1,046
Interest expense	—	(90)	(311)
Other income, net	151	255	255

Total non-operating income, net	2,616	2,141	990

Income before income taxes	21,023	16,904	473
Income tax (provision) benefit	(7,833)	4,897	(789)

Net income (loss)	$13,190	$21,801	$(316)

Net income (loss) per share:
Basic net income (loss) per share	$0.35	$0.63	$(0.01)

Diluted net income (loss) per share	$0.35	$0.63	$(0.01)

Weighted average common shares outstanding — basic	37,778	34,383	32,601

Weighted average common shares outstanding — diluted	38,226	34,690	32,601

Comprehensive income (loss):
Net income (loss)	$13,190	$21,801	$(316)
Other comprehensive income (loss):
Foreign currency translation	(99)	(200)	33

Comprehensive income (loss)	$13,091	$21,601	$(283)

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A								Accumulated		Total
	Convertible		Class A		Class B		Additional		Other		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	(Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity

Balance at December 31, 2004	3,780	$20,288	2,165,502	$21	30,441,050	$305	$10,888	$(62)	$(127)	$(44,851)	$(13,538)
Amortization of deferred compensation	—	—	—	—	—	—	—	26	—	—	26
Conversion of class B common stock to class A common stock	—	—	4,250,000	43	(4,250,000)	(43)	—	—	—	—	—
Issuance of stock options and vesting modifications	—	—	—	—	—	—	3,614	—	—	—	3,614
Forfeitures of 31,875 shares of restricted class A common stock	—	—	(31,875)	—	—	—	(97)	36	—	—	(61)
Exercise of 8,500 options for 8,500 shares of class A common stock	—	—	8,500	—	—	—	2	—	—	—	2
Foreign currency translation	—	—	—	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	—	—	—	(316)	(316)

Balance at December 31, 2005	3,780	20,288	6,392,127	64	26,191,050	262	14,407	—	(94)	(45,167)	(10,240)
Issuance of 2,398,758 shares of class A common stock at $10 per share net of offering costs of $91,792	—	—	2,398,758	24	—	—	23,872	—	—	—	23,896
Exercise of 8,500 options for 8,500 shares of class A common stock	—	—	8,500	—	—	—	2	—	—	—	2
Foreign currency translation	—	—	—	—	—	—	—	—	(200)	—	(200)
Stock-based compensation	—	—	—	—	—	—	3,274	—	—	—	3,274
Net income	—	—	—	—	—	—	—	—	—	21,801	21,801

Balance at December 31, 2006	3,780	20,288	8,799,385	88	26,191,050	262	41,555	—	(294)	(23,366)	38,533
Stock-based compensation	—	—	401,133	4	—	—	6,678	—	—	—	6,682
Issuance of 3,125,000 shares of class A common stock at $11.50 per share, net of offering costs of $5,200	—	—	3,125,000	31	—	—	28,191	—	—	—	28,222
Conversion of series A convertible preferred stock to class A common stock	(3,780)	(20,288)	3,213,000	32	—	—	20,256	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(99)	—	(99)
Net income	—	—	—	—	—	—	—	—	—	13,190	13,190

Balance at December 31, 2007	—	$—	15,538,518	$155	26,191,050	$262	$96,680	$—	$(393)	$(10,176)	$86,528

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$13,190	$21,801	$(316)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	251	69	62
Loss on disposal of property and equipment	63	—	—
Deferred tax provision (benefit)	4,262	(4,035)	(684)
Stock-based compensation	6,682	3,274	3,615
Changes in operating assets and liabilities:
Accounts receivable	(23)	(813)	(489)
Unbilled accounts receivable	(5,883)	—	—
Product royalties receivable	(6,638)	(2,029)	—
Prepaid and income taxes receivable and payable, net	431	(4,007)	1,464
Prepaid expenses and other current assets	(1,655)	(254)	(103)
Deposits and other assets	—	(84)	15
Accounts payable	924	437	610
Accrued expenses	3,341	3,023	354
Deferred revenue	(11,028)	(26,829)	20,364
Other liabilities	1,732	(1,467)	(1,077)

Net cash provided by (used in) operating activities	5,649	(10,914)	23,815

Cash flows from investing activities:
Purchases of short-term investments	(88,647)	(2,309)	(28,435)
Proceeds from the sales and maturities of short-term investments	57,094	1,345	3,000
Purchases of property and equipment	(2,231)	(236)	(39)
Investments in restricted cash	—	(213)	—

Net cash used in investing activities	(33,784)	(1,413)	(25,474)

Cash flows from financing activities:
Issuance of common stock, net of offering costs	31,341	23,896	—
Payments of initial public offering costs	—	(2,923)	—
Issuance of notes payable — related parties	—	1,200	—
Payments on notes payable — related parties	—	(4,754)	(2,280)
Proceeds from exercise of stock options	—	2	2

Net cash provided by (used in) financing activities	31,341	17,421	(2,278)

Effect of exchange rates on cash and cash equivalents	(128)	(49)	(545)

Net increase (decrease) in cash and cash equivalents	3,078	5,045	(4,482)
Cash and cash equivalents at beginning of year	22,481	17,436	21,918

Cash and cash equivalents at end of year	$25,559	$22,481	$17,436

Supplemental cash flow disclosures:
Cash paid for interest	$—	$86	$251

Tax refunds received	$1,361	$—	$—

Tax payments made	$4,500	$3,161	$—

Upon the completion of the Company’s initial public offering in August 2007, $3.1 million of initial public offering costs paid in 2006 were reclassified from deposits and other assets to additional paid-in capital.

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc. (Sucampo) was incorporated in the State of Delaware on December 5, 1996 and is a specialty biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. Sucampo is focused on developing prostones for the treatment of gastrointestinal, respiratory, vascular and central nervous system diseases and disorders. In September 2006, Sucampo acquired the capital stock of its affiliated European and Asian operating companies, Sucampo Pharma Europe, Ltd. (Sucampo Europe) and Sucampo Pharma, Ltd. (Sucampo Japan). Hereinafter, Sucampo, Sucampo Europe and Sucampo Japan are referred to collectively as the “Company”. The financial information of these three entities is presented in these consolidated financial statements.

The Company is a member of a group of affiliated companies (Affiliates) in which the Company’s founders and controlling stockholders own directly or indirectly the majority holdings. Currently, one of the Company’s founders is a member of some of the Affiliates’ boards of directors and serves as the Chief Executive Officer and Chief Scientific Officer of the Company (see Note 9).

The Company is party to a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Takeda) to jointly develop and commercialize AMITIZA® (lubiprostone) for chronic idiopathic constipation, irritable bowel syndrome with constipation, opioid-induced bowel dysfunction and other gastrointestinal indications in the United States and Canada. In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for its first product, AMITIZA, to treat chronic idiopathic constipation in adults. Commercialization of AMITIZA began in April 2006 throughout the United States.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The consolidated financial statements include the accounts of Sucampo and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year presentation, primarily with respect to items and matters not required to be disclosed separately in prior periods.

Initial Public Offering

In August 2007, the Company completed its initial public offering of 3,125,000 shares of class A common stock at a public offering price of $11.50 per share, resulting in gross proceeds to the Company of approximately $35.9 million. After deducting underwriters’ discounts, commissions, and expenses of the offering, including costs of $3.1 million incurred in 2006, the Company raised net proceeds of $28.2 million. An additional 625,000 shares of class A common stock were sold by a selling stockholder of the Company and 562,500 shares were sold under an overallotment option by S&R Technology Holdings, LLC (S&R), which is an entity wholly-owned by the Company’s founders. In connection with the initial public offering, the Company implemented an 8.5-to-one stock split of the Company’s class A and class B common stock in the form of a stock dividend. This stock dividend was effective July 12, 2007. All historical common stock and per share common stock information has been retroactively restated to reflect this stock split. Historical series A convertible preferred stock information has not been changed except to reflect the modification of the conversion ratio to 850-to-one, after giving effect to this stock split.

In connection with the initial public offering, the Company amended its certificate of incorporation to increase the authorized number of shares of class A common stock to 270,000,000 and the authorized number of shares of

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

class B common stock to 75,000,000 and authorized 5,000,000 shares of undesignated preferred stock, par value $0.01 per share. Upon consummation of the initial public offering, all shares of the Company’s series A convertible preferred stock were converted into an aggregate of 3,213,000 shares of class A common stock.

Capital Resources

The Company has a limited operating history and its expected activities will necessitate significant uses of working capital throughout 2008 and beyond. The Company’s working capital requirements will depend on many factors, including the successful sales of AMITIZA, research and development efforts to develop new products, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s new products by physicians and patients. The Company plans to continue financing operations in part with cash received from its initial public offering and from its joint collaboration and license agreement and the supplemental agreement entered into with Takeda (see Note 10).

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

For the purpose of the consolidated balance sheets and statements of cash flows, cash equivalents include all highly liquid investments with an original maturity of 90 days or less at the time of purchase.

Restricted Cash

Restricted cash consists of approximately $213,000 at December 31, 2007 and 2006 of cash securing a letter of credit related to the Company’s new headquarters lease agreement dated December 18, 2006. This letter of credit renews automatically each year and is required until the lease expires on February 15, 2017.

Short- and Long-Term Investments

Short- and long-term investments consist entirely of auction rate securities and a money market account. The Company’s investments in these securities are classified as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Although the auction rate securities have variable interest rates which typically reset every seven to 49 days through a competitive bidding process known as a “Dutch auction”, they have long-term contractual maturities usually exceeding ten years, and therefore are not classified as cash equivalents. These investments are generally classified within current assets because the Company has the ability and the intent to liquidate these securities if needed within a short time frame, usually at the next auction.

The available-for-sale securities are accounted for at fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company assesses the recoverability of its available-for-sale securities and, if impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. Other-than-temporary impairments are included in the statement of operations and comprehensive income (loss).

Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts, if any, on short- and long-term investments are amortized or accreted to maturity and included in interest income. During the years ended December 31, 2007, 2006 and 2005, there were no short- and long-term investments that were purchased at a premium or discount. The Company uses the specific identification method in computing realized gains and losses on sale of its securities. During the years ended December 31, 2007, 2006 and 2005, there were no gains or losses realized on the sale of these investments.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash and cash equivalents, restricted cash and investments with highly rated financial institutions. At December 31, 2007 and 2006, the Company had approximately $85.9 million and $49.9 million, respectively, of cash and cash equivalents, restricted cash and investments in excess of federally insured limits. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

As of December 31, 2007, all of the Company’s auction rate securities consisted of AAA rated non-mortgage related auction rate securities which are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. As of March 20, 2008, the Company had reduced its investment in auction rate securities by selling $33.2 million of investments at par value. It is uncertain as to when the liquidity issues relating to these investments will improve, although the Company believes as of December 31, 2007 that the investments classified as short-term will be able to be liquidated within the next 12-month period. The Company does not anticipate having to sell the remaining securities in order to operate its business. If this changes, however, the Company may be unable to liquidate some holdings of the auction rate securities and as a result, may suffer losses from these investments. Although a limited secondary market exists for these securities, the Company does not currently intend to use the secondary market to dispose of the auction rate securities. In addition, given the complexity of auction rate securities and their valuations, the Company’s estimates of their fair value may differ from the actual amount that the Company would be able to collect in an ultimate sale.

The Company’s product candidates under development require approval from the FDA or other international regulatory agencies prior to commercial sales. For those product candidates that have not yet been approved by the FDA, or international regulatory agencies, there can be no assurance the products will receive the necessary approval. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company.

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

Revenues from one unrelated party, Takeda, accounted for 100%, 98% and 100% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 99% of the Company’s accounts and product royalty receivables at December 31, 2007 and 2006. The Company depends significantly upon the collaboration with Takeda and its activities may be impacted if this relationship is disrupted.

The Company has also entered into an exclusive supply arrangement with R-Tech Ueno, Ltd (R-Tech), an affiliate, to provide it with commercial and clinical supplies of its product and product candidates. Any difficulties or delays in performing the services under this exclusive supply arrangement may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (see Note 9).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, short- and long-term investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities, independent valuations or internal assessments.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable

Accounts receivable represent amounts due under the joint collaboration and licensing agreement with Takeda (see Note 10). The Company did not record an allowance for doubtful accounts at December 31, 2007 or 2006 because it believes that its accounts receivable are fully collectible and it does not have a history of credit losses or write-offs of its accounts receivable.

Unbilled Accounts Receivable

Unbilled accounts receivable represent the research and development expenses that are reimbursable by Takeda but have not been billed to Takeda as of the balance sheet date.

Product Royalties Receivable

Product royalties receivable represent amounts due from Takeda for the Company’s royalties on sales of AMITIZA, which are based on reports obtained directly from Takeda.

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

Impairment of Long-lived Assets

When necessary, the Company assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no impairment charges recorded during the years ended December 31, 2007, 2006 or 2005 because there have been no indicators of impairment during those years.

Deposits and Other Assets

At December 31, 2006, the Company was uncertain of when the initial public offering would be completed; therefore, the Company capitalized costs of $3.1 million associated with its initial public offering and recorded the capitalized costs as other assets. Upon the completion of the initial public offering in August 2007, the Company reclassified these costs, as well as additional costs of $2.1 million in 2007, to additional paid-in capital at the closing date of the offering.

Revenue Recognition

Collaboration and License Agreements

The Company’s primary sources of revenue include up-front payments, development milestone payments, reimbursements of development and co-promotion costs and product royalties. The Company recognizes revenue from these sources in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104), Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (EITF 99-19), and EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The application of EITF 00-21 requires subjective analysis and requires management

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

to make estimates and assumptions about whether deliverables within multiple-element arrangements are separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

The Company entered into a 16-year joint collaboration and license agreement with Takeda in October 2004 (Takeda Agreement) and a supplemental agreement to the Takeda Agreement (Supplemental Agreement) in February 2006. The Company evaluated the multiple deliverables within the Takeda Agreement and the Supplemental Agreement in accordance with the provisions of EITF 00-21 to determine whether the delivered elements that are the obligation of the Company have value to Takeda on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

The Company’s deliverables under the Takeda Agreement and the Supplemental Agreement, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 10.

The Takeda Agreement consists of the following key funding streams: an up-front payment, product development milestone payments, reimbursements of development costs and product royalty payments. The cash flows associated with the individual units of accounting from the Takeda Agreement are recognized as revenue using a time-based model when the Company has obligations to perform. Under this model, cash flow streams related to each unit of accounting are recognized as revenue over the estimated performance period. Upon receipt of cash payments, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are nonrefundable and that Takeda is contractually obligated to pay to the Company.

The Company has other obligations with Takeda to perform research and development activities, for which Takeda reimburses the Company after the services have been performed. The Company recognizes these reimbursable costs as research and development revenue using a similar time-based model over the estimated performance period. The research and development revenue for these obligations is limited to the lesser of the actual reimbursable costs incurred or the straight-line amount of revenue recognized over the estimated performance period. Revenues are recognized for reimbursable costs only if those costs are supported by an invoice or final contract with a vendor.

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

The Supplemental Agreement consists of the following key funding streams: reimbursements of co-promotion costs based upon a per-day rate and reimbursements of the costs of miscellaneous marketing activities.

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

Option fees received for other potential joint collaboration and license agreements with Takeda are not recognized as revenue immediately because the transactions do not represent a separate earnings process. Because there are contingent performance obligations by the Company when and if the options are exercised, the Company’s

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

policy is to recognize revenue immediately upon expiration of the option or to commence revenue recognition upon exercise of the option and continue recognition over the estimated performance period. When recognized, option fees are recorded as contract revenue.

Contract Revenue

Contract revenue related to development and consulting activities with related parties is also accounted for under the time-based model.

Deferred Revenue

Consistent with the Company’s policy on revenue recognition, deferred revenue represents cash received in advance for licensing fees, option fees, consulting, research and development contracts and related cost sharing and supply agreements. Such payments are reflected as deferred revenue until revenue can be recognized under the Company’s revenue recognition policy. Deferred revenue is classified as current if management believes the Company will be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At December 31, 2007 and 2006, total deferred revenue was approximately $9.7 million and $20.7 million, respectively.

Total deferred revenue consists of the following as of:

	December 31,
(In thousands)	2007	2006

Deferred revenue — current	$1,062	$11,517
Deferred revenue, net of current portion	8,626	9,192

	$9,688	$20,709

Deferred revenue to related parties — current	$419	$419
Deferred revenue to related parties, net of current portion	6,862	7,281

Deferred revenue to related parties, included above	$7,281	$7,700

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses from third parties who conduct research and development activities pursuant to development and consulting agreements on behalf of the Company. Costs related to the acquisition of intellectual property are expensed as incurred in research and development expenses since the underlying technology associated with such acquisitions is unproven, has not received regulatory approval at its early stage of development and does not have alternative future uses. Milestone payments due under agreements with third-party contract research organizations (CROs) are accrued when it is deemed probable that the milestone event will be achieved.

General and Administrative Expenses

General and administrative costs are expensed as incurred and consist primarily of salaries and other related costs for personnel serving executive, finance, accounting, information technology and human resource functions. Other costs include facility costs and professional fees for legal and accounting services.

Reimbursement of the Company’s safety costs under the Supplemental Agreement is recorded as a reduction of safety expenses and is included in general and administrative expenses. The Company has determined, in accordance with EITF 99-19, that it is acting as an agent in this arrangement and, as such, records reimbursements of these expenses on a net basis, offsetting the underlying expenses.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Selling and Marketing Expenses

Selling and marketing expenses are expensed as incurred and consist primarily of salaries and related costs for personnel, sales force fees and certain marketing expenditures.

Milestone Royalties — Related Parties

The milestone royalties — related parties represent royalties paid or due to Sucampo AG (SAG), a company organized in Switzerland, affiliated through common ownership. The milestone royalty is 5% of milestone payments received under any sublicensing agreements for AMITIZA. In addition, for each indication for AMITIZA for which the Company obtains regulatory approval, the Company must pay a $250,000 milestone. The Company must also pay a $500,000 milestone upon the initiation of the first Phase II clinical trial for each compound in each of the three territories covered by the license: (1) North, Central and South America, including the Caribbean, (2) Asia and (3) the rest of the world, and a $1.0 million milestone for the first NDA filing or comparable foreign regulatory filing for each compound in each of the same three territories. Milestone royalties — related parties are expensed as incurred immediately when the related milestones become probable under the guidance of SFAS No. 5, “Accounting for Contingencies”. For the years ended December 31, 2007 and 2006, the Company expensed $2.0 million and $1.3 million in milestone royalties — related parties, respectively.

Product Royalties — Related Parties

Product royalties — related parties represent the Company’s obligation to SAG for 3.2% of AMITIZA net sales and are expensed as incurred. For the years ended December 31, 2007 and 2006, the Company expensed approximately $4.9 million and $1.2 million in product royalties, respectively. The Company has recorded a corresponding liability of approximately $1.5 million and $361,000 as accrued expenses as of December 31, 2007 and 2006, respectively.

Interest Income

Interest income consists of interest earned on the Company’s cash and cash equivalents and short- and long-term investments.

Accrued expenses

As part of the process of preparing financial statements, management estimates accrued expenses. This process involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date. Accrued expenses include contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees to its contract manufacturer for the production of clinical materials and commercial supplies, professional service fees and other activities. Pursuant to management’s assessment of the services that have been performed, the Company recognizes these expenses as the services are provided. Such assessments include, but are not limited to: (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider and (3) analyses of data that justify the progress.

Employee Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of expense for all share-based compensation of employees and directors to be based on estimated fair values of the share-based awards. SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations.

The Company adopted SFAS 123R utilizing the modified prospective method. Under this method, the Company’s consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123R. Upon adoption of SFAS 123R, the Company decided to utilize the straight-line method of allocating stock-based compensation expense over the vesting term of the stock-based awards and continued to use the Black-Scholes-Merton Option Pricing Formula which was previously used for the Company’s pro-forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company’s determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price and assumptions regarding a number of highly complex and subjective variables.

The assumptions used to estimate the fair value of stock options granted for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006

Expected volatility	39.20% - 60.10%	54.0% - 75.7%
Risk-free interest rate	2.99% - 3.59%	4.72% - 4.93%
Expected term (in years)	3.25 - 6.25	2.63 - 5.75
Expected dividend yield	0.00%	0.00%

Expected Volatility:  The Company evaluated the assumptions used to estimate expected volatility, including whether implied volatility of its options appropriately reflects the market’s expectations of future volatility. The Company determined that it would calculate the expected volatility rate using historical stock prices obtained from comparable publicly-traded companies due to the limited history of the Company’s common stock activity.

Risk-Free Interest Rate:  The risk-free interest rate is based on the market yield currently available on U.S. Treasury securities with maturity that approximates the expected term of the share-based awards.

Expected Term:  Due to the limited history of employee stock options granted by the Company, the Company elected to use the “simplified” method allowed under SAB No. 107, “Share-Based Payment” (SAB 107), to calculate its expected term as the share- based awards meet the “plain vanilla” definition described in SAB 107. Under this method, the expected term is the weighted average of the vesting term and the contractual term.

Expected Dividend Yield:  The Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

Employee stock-based compensation expense for the years ended December 2007 and 2006 has been reduced for estimated forfeitures as such expense is based upon awards expected to ultimately vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2007 and 2006, the estimated forfeiture rate ranged from 8.0% to 12.0%.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Employee stock-based compensation expense under SFAS 123R recorded in the Company’s consolidated statements of operations for years ended December 31, 2007 and 2006 was as follows:

(In thousands)	2007	2006

Selling and marketing expense	$333	$566
General and administrative expense	595	2,708
Founders’ stock-based awards (Note 9)	6,112	—
Cumulative out-of-period adjustment	(358)	—

Employee stock-based compensation expense included in operating expenses	$6,682	$3,274

Employee stock-based compensation expense per basic share of common stock	$0.18	$0.10

Employee stock-based compensation expense per diluted share of common stock	$0.17	$0.09

The Company recorded a cumulative out-of-period adjustment of approximately $358,000 during the year ended December 31, 2007 to reduce an overstatement of additional paid-in capital and general and administrative expenses that had been recorded as of and for the year ended December 31, 2006 in connection with certain employee stock options awarded in 2006. The error resulted from applying the incorrect contractual term for certain employee stock options. The impacts of this adjustment were not material to the consolidated financial statements for the year ended December 31, 2006 or for the period in which it was recorded, as the adjustment consisted of insignificant amounts related to each of the quarterly reporting periods dating back to the quarter ended June 30, 2006.

Pro forma information for period prior to adoption of SFAS 123R:  Through December 31, 2005, the Company had elected to account for stock-based compensation attributable to stock options awarded to employees, directors and officers using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25 guidance, stock-based compensation expense was based on the intrinsic value of awarded stock options, which is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the exercise price of the option granted. Stock-based compensation, if any, is recognized over the related vesting period.

Had stock-based employee compensation expense been recorded based on the fair value at the grant dates consistent with the recognition method prescribed by SFAS 123, the Company’s net loss for the year ended December 31, 2005 would have been changed to the following pro forma amounts:

Year Ended
(In thousands, except per share data)	December 31, 2005

Net loss	$(316)
Add: Stock-based employee compensation expense included in net loss	317
Less: Stock-based employee compensation expense determined under SFAS 123	(531)

Pro forma net loss	$(530)

Basic and diluted net loss per share	$(0.01)

Pro forma basic and diluted net loss per share	$(0.02)

Non-employee Stock-Based Compensation

The Company accounts for non-employee stock-based compensation in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”. In August 2005, the Company granted 510,000 shares to non-

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

employees. The stock-based compensation expense was calculated at the date of grant using the fair value method and the Black-Scholes-Merton Option Pricing Formula with the following assumptions:

Contractual term	10 years
Risk-free interest rate	4.4%
Expected volatility	75.0%
Expected dividend yield	0%

There were no stock options granted to non-employees during the years ended December 31, 2007 and 2006.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax provision or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in the income tax provision during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s net deferred tax assets. The Company has recorded a partial valuation allowance, which resulted in a net deferred tax asset of $639,000 and $4.9 million as of December 31, 2007 and December 31, 2006, due to uncertainties related to its ability to utilize a portion of the net deferred tax assets. Significant future events, including marketing approval by the FDA of AMITIZA for the treatment of irritable bowel syndrome with constipation, are not in the control of the Company and will impact the amount of net deferred tax assets that will be utilized. The amount of the valuation allowance has been determined based on management’s estimates of income by jurisdiction in which the Company operates, over the periods in which the related deferred tax assets are recoverable.

For all significant transactions between Sucampo, Sucampo Europe and Sucampo Japan, the Company’s management has evaluated the terms of the transactions using significant estimates and judgments to ensure that each significant transaction would be on similar terms if the Company completed the transaction with an unrelated party. Although the Company believes there will be no material tax liabilities to the Company as a result of multi-jurisdictional transactions, there can be no assurance that taxing authorities will not assert that transactions were entered into at monetary values other than fair values. If such assertions were made, the Company’s intention would be to vigorously defend its positions; however, there can be no assurance that additional liabilities may not occur as a result of any such assertions.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts business in the United States, Japan and the United Kingdom and is subject to tax in those jurisdictions. As a result of its business activities, the Company files tax returns that are subject to

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

examination by the respective federal, state, local and foreign tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2004, although carryforward tax attributes that were generated prior to 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. The Company has not received any communications by taxing authorities that cause it to believe it is currently under examination by the tax authorities in any of the jurisdictions in which it operates.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of the income tax provision. There were no material uncertain tax positions as of December 31, 2007. For the year ended December 31, 2007, there have been no interest and penalties recorded as a component of the income tax provision.

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries, Sucampo Europe and Sucampo Japan, into U.S. dollars at the current exchange rate in effect at the end of the year and maintains the capital accounts of these subsidiaries at the historical exchange rates. The revenue, income and expense accounts of the foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the relevant period. The gains and losses that result from this process are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet.

Realized and unrealized foreign currency gains or losses on assets and liabilities denominated in a currency other than the functional currency are included in net income (loss).

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income (Loss)”, requires that all components of comprehensive income (loss) be reported in the financial statements during the period in which they are recognized. Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to stockholders’ equity. The Company has reported the comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).

Segment Information

Management has determined that the Company has three reportable segments, which are based on its method of internal reporting by geographical location. The Company’s reportable segments are the United States, Europe and Japan.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Change in Estimate

Effective June 1, 2006, as a result of new study evaluation requirements released by the Rome III Committee on Functional Gastrointestinal Disorders, an international committee of gastroenterologists, management of the Company concluded that the completion of the final analysis of data from its clinical trials of AMITIZA for the treatment of irritable bowel syndrome with constipation would be extended from December 2006 to mid 2007. Accordingly, the Company determined in June 2006 that the recognition period for associated research and development revenue should be extended. The Company deferred the remaining $11.0 million as of December 31,

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

2006 and recognized the revenues ratably through the completion date of June 2007. Under the provisions of SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), the Company recognized this as a change in estimate on a prospective basis from June 1, 2006. The effect on net income and basic and diluted net income per share for the year ended December 31, 2006 was as follows:

(In thousands, except for per share data)

Decrease in revenue and net income	$10,951
Impact on basic net income per share	(0.32)
Impact on diluted net income per share	(0.32)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 outlines a common definition of fair value and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company will need to adopt SFAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is assessing SFAS 157 and its impact on the consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159). According to this standard, entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing SFAS 159 in connection with SFAS 157 and its impact on the consolidated financial statements upon adoption.

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. The Company will be required to adopt EITF 07-3 for the year beginning after December 15, 2007. The Company is currently assessing EITF 07-3 and does not expect a material impact on its future consolidated financial statements upon its adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will be applied to acquisitions that close in years beginning after December 15, 2008. Early adoption is not permitted. SFAS 141R and SFAS 160 will not have any impact on the Company’s future consolidated financial statements unless it undertakes an acquisition in the future.

In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). The consensus prohibits the equity method of accounting for collaborative arrangements under APB 18, “The Equity Method of Accounting for Investments in Common Stock”, unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

apply a reasonable and rational accounting policy consistently. The guidance in EITF 07-1 is effective for periods that begin after December 15, 2008 and will apply to arrangements in existence as of the effective date. The effect of the new consensus will be accounted for as a change in accounting principle through retrospective application. The Company is assessing EITF 07-1 and its impact on the consolidated financial statements upon adoption.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (SAB 110), which expresses the views of the SEC regarding the use of a simplified method, as discussed in SAB 107, in developing an estimate of the expected term of plain vanilla share options in accordance with SFAS 123R. In SAB 110, the SEC stated that it understood that the detailed information necessary to calculate an expected term for plain vanilla options may not be widely available by December 31, 2007, as previously discussed within SAB 107. Accordingly, the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As allowed under SAB 110, the Company will continue to use the simplified method in estimating the expected term of its stock options until such time as more relevant detailed information becomes available.

3.	Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average class A and B common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share.

The computation of net income (loss) per share for the years ended December 31, 2007, 2006 and 2005 is shown below:

	Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005

Basic net income (loss) per share:
Net income (loss)	$13,190	$21,801	$(316)

Weighted average class A and B common shares outstanding	37,778	34,383	32,601

Basic net income (loss) per share	$0.35	$0.63	$(0.01)

Diluted net income (loss) per share:
Net income (loss)	$13,190	$21,801	$(316)

Weighted average class A and B common shares outstanding for diluted net income (loss) per share	37,778	34,383	32,601
Assumed exercise of stock options under the treasury stock method	448	307	—

	38,226	34,690	32,601

Diluted net income (loss) per share	$0.35	$0.63	$(0.01)

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

For the years listed above, the potentially dilutive securities used in the calculations of diluted net income per share as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006	2005

Series A preferred stock*	—	3,780	—
Employee stock options	908,400	826,200	—
Non-employee stock options	510,000	510,000	—

The following securities were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive as of December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005

Series A preferred stock*	—	—	3,780
Employee stock options	10,757	15,300	171,000
Non-employee stock options	—	—	510,000

*	Each share of series A preferred stock was converted into 850 shares of class A common stock in connection with the initial public offering, which was completed in August 2007.

4.	Short- and Long-Term Investments

As of December 31, 2007, the Company had short- and long-term investments of $61.0 million, consisting of primarily investments in auction rate securities. Auction rate securities are long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to 49 days. This mechanism generally allows existing investors to roll-over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value and therefore are usually classified within current assets.

The Company generally invests in auction rate securities for short periods of time as part of its cash management program. Recent uncertainties in the credit markets have prevented the Company from liquidating certain holdings of auction rate securities subsequent to December 31, 2007 as the amount of securities submitted for sale during the auction exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, the Company considered various factors to assess the fair value and the classification of the securities as short-term or long-term assets. Such factors include, but are not necessarily limited to, timing of the failed auction, specific security auction history, likelihood of redemptions, restructurings and other similar liquidity events, quality of underlying collateral, rating of the security and the bond insurer and other factors. Such considerations involve a considerable amount of judgment. As a result of the Company’s assessment of the market conditions and related facts, including an instance in which the first auction after year-end failed, one security in the amount of $9.4 million was classified as a long-term investment as of December 31, 2007. In other instances, the Company experienced successful auctions shortly after December 31, 2007, but then encountered subsequent failed auctions in February and March 2008 in an aggregate amount of $18.3 million.

As of March 20, 2008, the Company reduced its investment in auction rate securities by selling $33.2 million of investments at par value. The Company continues to hold the remaining securities and is due interest at a higher rate on those securities as to which the auctions have failed than similar securities for which auctions have cleared. These investments consist of AAA-rated non-mortgage related auction rate securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. At December 31, 2007 and 2006, the fair market values of these securities were determined to be the carrying values and no unrealized gains and losses or other-than-temporary impairments were recorded. The Company assessed the fair value of the auction rate securities as of December 31, 2007 through either an independent valuation for securities which it felt were subject to credit risk at December 31, 2007, including an assessment of all key underlying data and assumptions, or through

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

its own internal assessment of the carrying value and reasonableness of fair values. Considerable judgment was involved in reaching these determinations. If the credit ratings of the issuer, the bond insurer or the collateral deteriorate or the carrying value of the investments decline for any other reason, the Company may need to adjust the carrying value of these investments. Although a limited secondary market exists for these securities, the Company does not intend at this time to use the secondary market to dispose of the auction rate securities.

It is uncertain as to when the liquidity issues relating to these investments will improve, although the Company believes as of December 31, 2007 that the investments classified as short-term will be able to be liquidated within the next 12-month period. Although the Company does not currently anticipate having to sell these securities in order to operate our business, if that were to change, or if the liquidity issues continue over a prolonged period, it might be unable to liquidate some holdings of its auction rate securities and as a result, might suffer losses from these investments. In addition, given the complexity of auction rate securities and their valuations, the Company’s estimates of their fair value may differ from the actual amount it would be able to collect in an ultimate sale.

5.	Property and Equipment

Property and equipment consists of the following as of:

	December 31,
(In thousands)	2007	2006

Computer and office machines	$1,036	$587
Furniture and fixtures	348	290
Leasehold improvements	1,270	69

Total cost	2,654	946
Less: accumulated depreciation and amortization	(389)	(603)

	$2,265	$343

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $251,000, $69,000 and $62,000, respectively.

The leasehold improvements as of December 31, 2007 are related to tenant improvements to the Company’s new headquarters in Bethesda, Maryland, to which the Company relocated in July 2007.

6.	Accrued Expenses

Accrued expenses consist of the following as of:

	December 31,
(In thousands)	2007	2006

Research and development costs	$4,422	$2,460
Selling and marketing costs	384	986
Employee compensation	1,867	1,238
Legal service fees	226	213
Royalty liability — related party	1,536	361
Other expenses	295	160

	$8,730	$5,418

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Other Liabilities

Other liabilities consist of the following as of:

	December 31,
(In thousands)	2007	2006

Deferred leasehold incentive	$1,080	$—
Deferred rent expense	397	33
Lease loss liability	286	—
Other liabilities	5	—

	$1,768	$33

In July 2007, the Company relocated to new offices (see Note 8). Under the terms of the new lease, the Company received $1.1 million in associated leasehold incentives in the form of reimbursements for leasehold improvement expenditures. The Company recorded a liability for the cash incentives and is amortizing these incentives as reductions of rental expense over the term of the lease, which expires in February 2017, using the straight-line method.

8.	Commitments

Operating Leases

The Company leases office space in the United States, United Kingdom and Japan under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases are as follows as of December 31, 2007:

(In thousands)

2008	$1,555
2009	1,325
2010	969
2011	937
2012	963
2013 and thereafter	4,243

Total minimum lease payments	$9,992

Rent expense for all operating leases was $1.1 million, $572,000 and $538,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company is party to a non-cancelable operating lease agreement for office space in the United States, which expires in November 2009. The Company vacated these premises in July 2007 to relocate to its new leased facility. According to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the Company shall be recognized and measured when the Company ceases using the right conveyed by the lease, reduced by estimated sublease rentals that could be reasonably obtained. In accordance with SFAS 146, the Company recorded non-cash charges relating to the abandonment of its former office of approximately $432,000 during the year ended December 31, 2007. This is reflected in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income (loss). At December 31, 2007, the lease loss liability was $286,000.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Research and Development Costs

The Company routinely enters into agreements with third-party CROs to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs under these agreements as of December 31, 2007 are as follows:

(In thousands)

2008	$19,999
2009	4,211

$24,210

9.	Related Party Transactions

Founders’ Stock-Based Awards

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

The estimated fair value of these awards, totaling $10.2 million on the grant date, was determined using the Black-Scholes-Merton Option Pricing Formula, as allowed under SFAS 123R. For the six months ended June 30, 2007, the Company recorded $10.2 million of general and administrative expense for these awards, of which $4.1 million was recorded as other liabilities — related parties for the cash settlement portion and $6.1 million as additional paid-in capital for the stock settlement portion. The liability portion of the awards was adjusted based upon the final cash settlement amount, but the equity portion was fixed upon the grant date.

When the initial public offering was completed in August 2007, the awards were settled and 401,133 shares of class A common stock were issued to the founders. In addition, as a result of the lower public offering price compared to the estimated public offering price at June 30, 2007, the Company recorded an adjustment of $1.0 million to reduce the amount of expense and related liability for the cash portion of the awards, which was paid to the founders, resulting in a net expense of $9.2 million for the year ended December 31, 2007.

R-Tech Ueno, Ltd.

On March 7, 2003, the Company entered into an exclusive supply agreement with R-Tech Ueno), affiliated through common ownership. This agreement grants R-Tech the exclusive right to manufacture and supply RUG-

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

015, a prostone compound, and lubiprostone, and in consideration for such right R-Tech agreed to pay the Company as follows: $1.0 million upon execution of the agreement, $2.0 million upon commencement of a first Phase II lubiprostone trial, $3.0 million upon commencement of a first Phase II RUG-015 trial and $2.0 million upon commencement of the earlier of a second Phase II or a first Phase III RUG-015 trial. Upon execution of the agreement, the Company had already commenced Phase II clinical trials for RUG-015 and lubiprostone, which resulted in an immediate payment of $6.0 million — $1.0 million for the agreement execution, $2.0 million for the commencement of the first Phase II lubiprostone trial, and $3.0 million for the commencement of the first phase II RUG-015 trial. The Company evaluated the $6.0 million in cash receipts from R-Tech and determined the payments were made for the exclusive right to supply inventory to the Company and determined that the amounts should be deferred until commercialization of the drugs begins since this is the point at which the underlying services would commence. Management also was unable to adequately assign value between the two compounds based on the information available to the Company and determined that the full $6.0 million deferred amount would be amortized over the contractual life of the relationship which was equivalent to the estimated commercialization periods of both RUG-015 and lubiprostone (estimated to be through December 2020).

During the year ended December 31, 2005, the Company ceased the development of RUG-015 due to less than satisfactory Phase II results and the Company’s Board of Directors approved the Company’s decision to discontinue the development of RUG-015. In addition to the Company’s Board of Directors, R-Tech also formally approved the abandonment of RUG-015, which was a requirement in the supply agreement terms. Because the Company was unable to assign value to the compounds at the time the agreement was executed and the $6.0 million was received from R-Tech, the full $6.0 million remained deferred at the abandonment of RUG-015.

The abandonment of RUG-015 changed the amortization period of the $6.0 million deferred revenue to the commercialization period of AMITIZA, which began April 2006. The Company has recognized revenue of $418,000 and $314,000 for the years ended December 31, 2007 and 2006, respectively, which is recorded as contract revenue — related parties. During the years ended December 31, 2007, 2006 and 2005, Sucampo purchased from R-Tech $1.6 million, $608,000 and $1.3 million, respectively, of clinical supplies under the terms of this agreement.

On June 24, 2005, the Company entered into a 20-year exclusive manufacturing and supply agreement with R-Tech. The agreement grants R-Tech the exclusive right to manufacture and supply lubiprostone for clinical and commercial supplies within Europe. In consideration of the exclusive rights, R-Tech paid the Company $2.0 million prior to the execution of the agreement on March 31, 2005. Management has determined that the amount should be deferred until such time as the commercial benefit to R-Tech can be realized. As lubiprostone has not been approved within Europe, the $2.0 million has been recorded as non-current deferred revenue as of December 31, 2007 and 2006. During the year ended December 31, 2007, Sucampo Europe purchased from R-Tech $336,000 of clinical supplies under the terms of this agreement. There were no such clinical supply purchases in 2006 or 2005.

On September 7, 2006, the Company’s Board of Directors approved an agreement which amends the exclusive manufacturing agreement with R-Tech. This agreement allows the Company to elect a back-up supplier for the supply of drug substance and drug product. In addition, the agreement provides that R-Tech shall maintain at least a six-month inventory of drug substance and at least a six-month inventory of intermediate drug product. Sucampo had no clinical supply purchases from a back-up supplier in 2007 or 2006.

On October 4, 2006, the Company entered into a two-year exclusive clinical manufacturing and supply agreement with R-Tech for two of its drug compounds, cobiprostone and SPI-017. Under the terms of this agreement, R-Tech agreed to manufacture and supply the necessary drug substance and drug product for the purpose of clinical development. Pricing for clinical supplies will be determined on a batch-by-batch basis and shall not exceed a certain mark-up percentage. Unless this agreement is terminated by mutual written consent within 90 days of expiration, it will automatically be renewed for an additional two years. During the years ended December 31, 2007 and 2006, Sucampo purchased from R-Tech $1.8 million and $472,000, respectively, of clinical supplies under the terms of this agreement.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Sucampo AG License Agreements

On June 30, 2006, the Company entered into a restated license agreement with SAG. Under this agreement, SAG has granted to the Company a royalty-bearing, exclusive, worldwide license, with the right to sublicense, to develop and commercialize AMITIZA, cobiprostone and SPI-017 and any other prostone compounds, other than RESCULA, subject to SAG’s patents. This agreement supersedes all previous license and data sharing arrangements between the parties and functions as a master license agreement with respect to SAG’s prostone technology. The license is perpetual as to AMITIZA, cobiprostone and SPI-017 and cannot be terminated unless the Company defaults in its payment obligations to SAG. If the Company has not committed specified development efforts to any prostone compound other than AMITIZA, cobiprostone and SPI-017 by the end of a specified period, which ends on the later of June 30, 2011 or the date upon which the founders, no longer control our company, then the commercial rights to that compound will revert to SAG, subject to a 15-month extension in the case of any compound designate by the Company in good faith as planned for development within that extension period. Under the terms of the license, the Company is obligated to assign to SAG any patentable improvements derived or discovered by the Company relating to AMITIZA, cobiprostone and SPI-017 through the term of the license. In addition, the Company is obligated to assign to SAG any patentable improvements derived or discovered by the Company relating to other licensed prostone compounds prior to the date which is the later of June 30, 2011 or the date on which the founders cease to control the Company. All compounds assigned to SAG under this agreement will be immediately licensed back to the Company on an exclusive basis.

In consideration of the license, the Company is required to make milestone and royalty payments to SAG. The milestone payments include:

•	a payment of $500,000 upon the initiation of the first Phase II clinical trial for each compound in each of three territories covered by the license: North, Central and South America (including the Caribbean), Asia and the rest of the world; and

•	a payment of $1.0 million for the first NDA filing or comparable foreign regulatory filing for each compound in each of the same three territories.

Upon payment of the above milestones, no further payments will be required either for new indications or formulations or for further regulatory filings for the same compound in additional countries within the same territory. In addition, the Company is required to pay SAG 5% of any up-front or milestone payments that are received from sublicensees.

In addition, the Company is required to pay SAG, on a country-by-country basis, royalty payments of 6.5% of net sales for every product covered by existing patents and, if applicable, thereafter 4.25% of net sales for every product candidate covered by new or improvement patents assigned by the Company to SAG. With respect to sales of AMITIZA in North, Central and South America, including the Caribbean, the rates for these royalty payments are set at 3.2% and 2.1% of net sales, respectively. The product royalties that the Company pays to SAG are based on total product net sales, whether by the Company or a sublicensee, and not on amounts actually received by the Company. The Company expensed $4.9 million and $1.2 million in product royalties to SAG during the years ended December 31, 2007 and 2006, respectively, reflecting 3.2% of AMITIZA net sales during each of these years, which was recorded as product royalties — related parties.

During the years ended December 31, 2006 and 2005 the Company paid SAG $1.1 million and $400,000, respectively, of non-refundable upfront payments for the initial SPI-017 license which were recorded as a research and development expense.

During the year ended December 31, 2005, and in accordance with the initial license agreement for AMITIZA, the Company paid SAG $1.5 million in milestone royalty payments upon receiving $30.0 million in development milestone payments from Takeda for work surrounding AMITIZA. During the year ended December 31, 2006, the Company paid SAG milestone royalty payments of $1.0 million and $250,000 upon receiving a $20.0 million

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

development milestone payment from Takeda for the FDA approval of AMITIZA. During the year ended December 31, 2007, the Company paid SAG $1.5 million upon receiving a $30.0 million development milestone payment from Takeda for the supplemental NDA for irritable bowel syndrome with constipation and $500,000 upon the initiation of the first Phase IIb dose-ranging study in Japan. These milestone royalty payments to SAG were expensed in the respective period as milestone royalties — related parties.

Sucampo AG Notes Payable

On August 1, 2003, Sucampo Japan entered into a note agreement with SAG pursuant to which Sucampo Japan borrowed $2.5 million. The rate of interest charged on the loan was calculated on an annual basis of 1% in excess of the six-month Tokyo InterBank Offered Rate per annum on the outstanding principal balance. Interest payments were due and payable semi-annually and the note balance of $2.6 million was completely paid off in the year ended December 31, 2006.

On July 1, 2004, Sucampo Europe formalized a note agreement with SAG, related to the advances previously made to Sucampo Europe by SAG for general working capital purposes. The rate of interest charged on the loan was equal to the minimum rate permitted by the Swiss Federal Tax Administration for obligations denominated in British Pounds. Interest payments were due and payable semi-annually and the note balance of $947,000 was completely paid off in the year ended December 31, 2006.

On February 27, 2006, Sucampo Europe entered into a note agreement with SAG, pursuant to which Sucampo Europe borrowed $1.2 million. The rate of interest charged on the loan was equal to the minimum rate permitted by the Swiss Federal Tax Administration for obligations denominated in British Pounds. Interest payments were due and payable semi-annually and the note balance of $1.2 million was completely paid off in the year ended December 31, 2006.

S&R Technology Holdings LLC Notes Payable

On February 20, 2004 and March 29, 2004, Sucampo Japan issued three-year bonds with an aggregate face value of $1,025,970 to S&R. Interest on the bonds was payable every six months at a rate of 0.5% per annum, which represented a market rate of interest in Japan. The bonds were paid in full during 2005 and all conversion rights were cancelled.

On May 7, 2004, Sucampo Europe entered into a three-year facility agreement with S&R pursuant to which Sucampo Europe borrowed $603,919 during May 2004 and $613,925 during July of 2004. The rate of interest charged on the agreement was calculated on the basis of Euro LIBOR plus 0.5% per annum (approximately 2.9% at December 31, 2005). Principal and interest payments were repayable anytime during the three-year term. The note paid in full during 2005.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Collaboration and License Agreements

The following table summarizes the cash streams and related collaboration and research and development revenue recognized under the Takeda Agreement and the Supplemental Agreement, which are described in more detail below:

	Cash Received					Accounts	Amount
	through	Revenue Recognized for the Year Ended				Receivable at	Deferred at
	December 31,	December 31,				December 31,	December 31,
(In thousands)	2007	2004	2005	2006	2007	2007*	2007

Collaboration revenue:
Up-front payment associated with the obligation to participate in joint committees with Takeda	$2,375	$23	$147	$147	$147	$—	$1,911

Research and development revenue:
Up-front payment — remainder	$17,624	$1,356	$8,134	$6,157	$1,977	$—	$—
Development milestones	80,000	—	16,154	28,237	35,609	—	—
Reimbursement of research and development expenses	43,048	1,482	14,672	11,988	21,793	6,887	—

Total	$140,672	$2,838	$38,960	$46,382	$59,379	$6,887	$—

*	Includes billed and unbilled accounts receivable.

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

Upon execution of the Takeda Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company:

•	The Company granted Takeda an exclusive license of lubiprostone to co-develop, commercialize, and sell products for gastroenterology indications in the United States and Canada. There are no defined contractual cash flows within the Takeda Agreement for the grant of this license, but the Company did receive a non-refundable up-front payment of $20.0 million upon executing the Takeda Agreement. The license was granted to Takeda on October 29, 2004 and will expire when the Takeda Agreement expires or is terminated. After the commercial launch in 2006, Takeda has paid and will pay the Company pre-determined royalties on net revenues on a quarterly basis for the products sold by Takeda during the term of the Takeda Agreement. The level of royalties is tiered based on the net sales recognized by Takeda. Royalty payments, which the Company began to earn in April 2006 and receive in July 2006, will cease when the Takeda Agreement is terminated and all cash payments due to the Company are paid. The Company has recorded product royalty revenue of approximately $27.5 million and $6.6 million for the years ended December 31, 2007 and 2006, respectively. This revenue is recorded as product royalty revenue in the consolidated statements of operations and comprehensive income (loss).

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

•	The Company participates in the following committees, along with Takeda: Joint Steering Committee, Joint Development Committee, Joint Commercialization Committee and Joint Manufacturing Committee. There are no separate cash flows identified within the Takeda Agreement associated with the participation by the Company in these committees. There is no defined performance period for this obligation, but the performance period will not exceed the term of the Takeda Agreement. The Company expects its participation on all committees to continue throughout the term of the Takeda Agreement, except for the Joint Development Committee, which will continue until development work is complete.

•	The Company has provided development work necessary for an NDA submission to the FDA for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation indications. Takeda funded the initial $30.0 million of development costs, the Company was obligated to fund the first $20.0 million in excess of the initial $30.0 million funded by Takeda and the two parties are to equally share any required development costs in excess of $50.0 million. Although there was no defined performance period for this development work, the period to perform the work would not exceed the term of the Takeda Agreement. In January 2006, the Company received approval for its NDA for AMITIZA to treat chronic idiopathic constipation and completed and submitted the supplemental NDA for irritable bowel syndrome with constipation to the FDA in June 2007.

As a result of its assessment of the deliverables under the Takeda Agreement, the Company determined there were four separate units of accounting as of the inception of the Takeda Agreement — (1) participation in the Joint Steering Committee, (2) participation in the Joint Manufacturing Committee, (3) participation in the Joint Commercialization Committee and (4) the combined requirement of the development work of chronic idiopathic constipation and irritable bowel syndrome with constipation and participation in the Joint Development Committee. The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting.

Upon receipt of the $20.0 million up-front payment, the Company deferred approximately $2.4 million to be recognized using the time-based model over the performance period of the participation in these meetings. During the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $147,000 of this deferred amount as collaboration revenue on the consolidated statements of operations and comprehensive income (loss). The related deferred revenue as of December 31, 2007 and 2006 was approximately $1.9 million and $2.1 million, respectively.

Since the execution of the Takeda Agreement, the Company deferred the residual amount of the $20.0 million up-front payment totaling approximately $17.6 million, development milestone payments received totaling $50.0 million, and reimbursement of the initial $30.0 million of research and development costs for the development of AMITIZA for chronic idiopathic constipation and irritable bowel syndrome with constipation indications. These deferred amounts were applied towards the unit of accounting that combines the participation in the Joint Development Committee and the development of chronic idiopathic constipation and irritable bowel syndrome with constipation and was recognized over the performance period of developing the chronic idiopathic constipation and irritable bowel syndrome with constipation NDA submissions. The Company completed the development of the chronic idiopathic constipation and irritable bowel syndrome with constipation in June 2007 and filed a supplemental NDA (sNDA) for irritable bowel syndrome with constipation. This was the culmination of the performance period. In June 2007, the Company also recognized as revenue, in full, $30.0 million from Takeda upon the filing of the sNDA for AMITIZA to treat irritable bowel syndrome with constipation.

During the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $41.1 million, $45.3 million and $39.0 million, respectively, of research and development revenue in the consolidated statements of operations and comprehensive income (loss) relating to this unit of accounting for the development of AMITIZA for chronic idiopathic constipation and irritable bowel syndrome with constipation indications. There was no related deferred revenue as of December 31, 2007. The related deferred revenue as of December 31, 2006 was $11.0 million.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company incurred research and development costs for the development of AMITIZA for chronic idiopathic constipation and irritable bowel syndrome with constipation indications of approximately $5.0 million, $11.6 million and $25.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During the quarter ended June 30, 2006, the Joint Commercialization Committee granted approval for the Company and Takeda to begin three new studies related to funding arrangements discussed in both the Takeda Agreement and the Supplemental Agreement. The following are the three additional deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, when the three studies were agreed upon:

•	The Company is obligated to perform studies in connection with changes to labeling for chronic idiopathic constipation. Takeda is obligated to fund 70% of the labeling studies and the Company is obligated to fund the remaining 30%. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement. The Company initiated the first labeling study for chronic idiopathic constipation in August 2006.

•	The Company is obligated to perform studies for the development of an additional indication for opioid-induced bowel dysfunction. Takeda is obligated to fund all development work up to a maximum aggregate of $50.0 million for each additional indication and $20.0 million for each new formulation. If development costs exceed these amounts, Takeda and the Company shall equally share such excess costs. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement. The Company initiated work on the first additional indication for AMITIZA in July 2006 and expects the development costs to exceed $50.0 million.

•	The Company is obligated to perform all development work necessary for Phase IV studies, for which Takeda is obligated to fund all development work. There is no defined performance period, but the performance period will not exceed the term of the Supplemental Agreement. The Company began work on a Phase IV study for chronic idiopathic constipation in August 2006.

The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting. As a result of the Company and Takeda agreeing to perform and fund these studies simultaneously, the Company determined that there is no objective and reliable evidence to determine the fair value for each of the studies. Accordingly, the Company has combined these three required deliverables as a single unit of accounting. All cash payments from Takeda related to these three deliverables are deferred upon receipt and recognized over the estimated performance period to complete the three studies using the time-based model. The estimated completion date is June 2009. During the years ended December 31, 2007 and 2006, the Company recognized approximately $18.3 million and $1.1 million related to these three deliverables as research and development revenue in the consolidated statements of operations and comprehensive income (loss), respectively.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

following the first date that the Company deployed sales representatives, which was in April 2006. The Company has recognized approximately $4.3 million and $3.4 million of revenues for the years ended December 31, 2007 and 2006, respectively, reflecting these co-promotion reimbursements, which is recorded as co-promotion revenue in the consolidated statements of operations and comprehensive income (loss).

•	The Company was obligated to perform miscellaneous marketing activities for AMITIZA, the majority of which would be reimbursed by Takeda. The miscellaneous marketing activities were completed in the first quarter of 2007 and the Company has recorded $158,000 and $779,000 of reimbursements of miscellaneous costs for the years ended December 31, 2007 and 2006, respectively. These amounts are recorded as co-promotion revenue in the consolidated statements of operations and comprehensive income (loss).

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

11.	Stockholders’ Equity

Capital Structure

The class A common stock is entitled to one vote per share and, with respect to the election of directors, votes as a separate class and is entitled to elect that number of directors which constitutes ten percent of the total membership of the Board of Directors. The class B common stock is entitled to 10 votes per share and votes as a separate class on the remaining percentage of Board of Directors not voted on by the class A common stockholders. Each holder of record of class B common stock may, in such holder’s sole discretion and at such holder’s option, convert any whole number or all of such holder’s shares of class B common stock into fully paid and non-assessable shares of class A common stock for each share of class B common stock surrendered for conversion. The class B common stock is not transferable, except upon conversion. All of the shares of class B common stock are indirectly owned by the Company’s founders.

On March 18, 2005, R-Tech converted all shares of its class B common stock into 4,250,000 shares of class A common stock.

During the year ended December 31, 2006, the Company sold 2,398,758 shares of class A common stock in a private transaction. As a result, the Company received net proceeds of $23.9 million.

In August 2007, the Company completed its initial public offering, consisting of 3,125,000 shares of class A common stock at a public offering price of $11.50 per share. After deducting underwriters’ discounts, commissions, and expenses of the offering, including costs of $3.1 million incurred in 2006, the Company raised net proceeds of $28.2 million. Upon completion of the initial public offering, all shares of the Company’s series A convertible preferred stock were converted into an aggregate of 3,213,000 shares of class A common stock.

Stock Option Plan

On February 15, 2001, the Company adopted the 2001 Stock Incentive Plan (the 2001 Incentive Plan) in order to provide common stock incentives to certain eligible employees, officers and directors, consultants and advisors of the Company. The Board of Directors administers the 2001 Incentive Plan and has sole discretion to grant options. Prior to the Company’s initial public offering, the exercise price of each option granted under the 2001 Incentive Plan was determined by the Board of Directors and was to be no less than 100% of the fair market value of

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

the Company’s common stock on the date of grant. Determinations of fair market value of the class A common stock under the 2001 Incentive Plan was made in accordance with methods and procedures established by the Board of Directors prior to the Company’s initial public offering. On September 1, 2003, the Board of Directors amended the 2001 Incentive Plan to allow for a maximum of 8,500,000 shares of class A common stock to be issued under all awards, including incentive stock options under the 2001 Incentive Plan. Although at December 31, 2007, 7,332,100 shares were available for future grants under the 2001 Incentive Plan, the Company does not currently plan to issue equity instruments under the 2001 Incentive Plan.

On June 5, 2006, the Company’s Board of Directors approved a 2006 Stock Incentive Plan (the 2006 Incentive Plan) and reserved 8,500,000 shares of class A common stock for issuance under that plan. In addition, the Board at that time approved the Employee Stock Purchase Plan (ESPP) and reserved 4,250,000 shares of class A common stock for issuance under the ESPP. At December 31, 2007, a total of 8,232,500 shares were available for future grants under the 2006 Incentive Plan and no shares have been issued under the ESPP. Option awards under the 2006 Incentive Plan are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant and they generally vest over four years and have ten-year contractual terms. The stock option awards granted in 2007 generally vest over three years.

On October 18, 2007, the Company’s Board of Directors approved an amendment to the 2006 Incentive Plan. The 2006 Incentive Plan includes an “evergreen” provision by which the number of shares of the Company’s class A common stock available for issuance under the 2006 Incentive Plan increases automatically on the first day of each calendar year by a number equal to 5% of the aggregate number of shares of the Company’s class A common stock and class B common stock outstanding on such date, or such lesser number as the Board of Directors may determine. As amended, the 2006 Incentive Plan will provide that the number of shares of class A common stock included in each annual increase will be 500,000, or such lesser number as the Board of Directors may determine. The Board of Directors also determined that the amount of the increase in the shares available for issuance under the 2006 Incentive Plan as of January 1, 2008, pursuant to the “evergreen” provision, would be zero.

When an option is exercised, the Company issues a new share of class A common stock.

A summary of the employee stock option activity for the year ended December 31, 2007 under the Company’s 2001 Incentive Plan is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
(In thousands, except share and per share data)

Options outstanding, December 31, 2006	826,200	$9.02
Options forfeited	(25,925)	10.00
Options expired	(159,375)	3.98

Options outstanding, December 31, 2007	640,900	10.24	7.10	$5,192

Options exercisable, December 31, 2007	538,900	10.28	6.89	$4,341

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the employee stock option activity for the year ended December 31, 2007 under the Company’s 2006 Incentive Plan is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value ($’000)
(In thousands, except share and per share data)

Options outstanding, December 31, 2006	—	$—
Options granted	267,500	14.44

Options outstanding, December 31, 2007	267,500	14.44	8.83	$1,044

Options exercisable, December 31, 2007	67,500	14.44	8.84	$264

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 were $7.19 and $6.41, respectively. There were no employee options granted in 2005. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 were $83,000 and $66,000, respectively. As of December 31, 2007, approximately $1.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.71 years.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the 2001 Incentive Plan and recorded a charge of $3.4 million in conjunction with the grant, which was recorded as a component of research and development expenses. These non-employee stock options vested immediately and have a maximum term of 10 years and the weighted average remaining contractual life of these options as of December 31, 2007 was 7.33 years. The weighted average fair value per share of non-employee options granted for the year ended December 31, 2005 was $6.75.

12.	Income Taxes

The provision (benefit) for income taxes consists of the following for the three years ended December 31:

	Year Ended December 31,
	2007	2006	2005
(In thousands)

Current tax provision (benefit):
Federal	$2,900	$(715)	$1,505
State	671	(261)	261
Foreign	—	—	(294)

Total current tax provision (benefit)	3,571	(976)	1,472
Deferred provision (benefit):
Federal	3,821	(4,182)	(862)
State	441	261	(117)
Foreign	—	—	296

Total deferred provision (benefit)	4,262	(3,921)	(683)

Total income tax provision (benefit)	$7,833	$(4,897)	$789

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets, net, consist of the following as of December 31:

	2007	2006
(In thousands)

Deferred tax assets:
Foreign net operating loss carryforwards	$1,892	$683
Deferred revenue	3,345	7,409
General business credit carryforwards	3,086	4,366
Accrued expenses	1,102	198
Tax benefits on stock options	2,069	2,005
Other	—	124

Gross deferred tax assets	11,494	14,785
Deferred tax liabilities:
Property and equipment	(42)	(12)
Other	—	(21)

Gross deferred tax liabilities	(42)	(33)
Less: valuation allowance	(10,813)	(9,851)

Net deferred tax assets	$639	$4,901

The Company continued to assess its ability to realize certain deferred tax assets in the years ended December 31, 2007 and 2006. During the fourth quarter of 2006, the Company performed an analysis of future projections due to an additional year of profitability in 2006 and the expectation of profitability in 2007. As a result of this analysis, the Company reversed an additional $4.9 million of valuation allowance on its U.S. deferred tax assets in 2006. During the fourth quarter of 2007, the Company had an additional release of $204,000. The net deferred tax asset as of December 31, 2007 and 2006 represents the amount which the Company believes is more likely than not to be utilized. As of December 31, 2007, the net deferred tax asset of $639,000 represents the expected realization of deferred tax assets with the carryback of anticipated taxable losses in future years.

The provision (benefit) for income taxes vary from the income taxes provided based on the federal statutory rate of 35%, 34% and 34% as follows for the three years ended December 31:

	Year Ended December 31,
	2007	2006	2005
(In thousands)

Federal tax provision at statutory rate	35.0%	34.0%	34.0%
State taxes, net of federal tax benefit	4.7	2.3	(52.1)
General business credits	(2.6)	(2.6)	(361.0)
Changes in valuation allowance	4.2	(69.6)	272.2
Adjustment to net operating loss carryforward	—	(0.1)	248.3
Changes in other tax matters	(4.0)	7.0	25.3

Total effective tax rate	37.3%	(29.0)%	166.7%

At December 31, 2007 and 2006, the Company had foreign net operating loss carryforwards (NOLs) of $5.4 million and $2.2 million, respectively. Approximately $2.9 million of the foreign NOLs begin to expire in December 2010, and $2.5 million of the foreign NOLs do not expire. At December 31, 2007 and 2006, the Company had U.S. general business credits of $3.1 million and $4.4 million, respectively, which also may be available to offset future income tax liabilities and will expire if not utilized at various dates beginning

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2022. The realization of the benefits of the tax credits is dependent on sufficient taxable income in future years. Lack of earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company’s ability to utilize these tax credits.

As of December 31, 2007 and 2006, the Company had a valuation allowance on its deferred tax assets of $10.8 million and $9.9 million, respectively. The increase in the valuation allowance of $962,000 was due primarily to an increase in foreign deferred tax assets related to NOLs that are not “more likely than not” to be utilized.

Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the remaining deferred tax assets could cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance was required as of December 31, 2007 and 2006. The valuation allowance at December 31, 2007 was approximately $10.8 million, of which $8.4 million related to deferred tax assets in the United States. The Company will continue to evaluate its valuation allowance position in each jurisdiction on a regular basis. Significant future events, including marketing approval by the FDA of AMITIZA for the treatment of irritable bowel syndrome, are not in the Company’s control and could affect its future earnings potential and consequently the amount of deferred tax assets that will be utilized. To the extent that the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset the Company’s future tax provision. Any such reduction of the Company’s valuation allowance could have a material impact on the Company’s future results from operations and financial condition.

13.	Segment Reporting

The Company has determined that it has three reportable geographic segments based on the Company’s method of internal reporting, which disaggregates the business by geographic location. These segments are the United States, Europe and Japan. The Company evaluates performance of these segments based on income from operations. The reportable segments have historically derived their revenue from joint collaboration and license agreements (see Note 2). Transactions between the segments consist primarily of loans and the provision of research and development services by Sucampo Europe and Sucampo Japan to the domestic entity. Following is a summary of financial information by reportable geographic segment.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

				Intercompany
	United States	Europe	Japan	Eliminations	Consolidated
(In thousands)

Year Ended December 31, 2007
Research and development revenue	$59,379	$—	$—	$—	$59,379
Product royalty revenue	27,536	—	—	—	27,536
Co-promotion revenue	4,411	—	—	—	4,411
Contract revenue — related parties	418	—	840	(840)	418
Collaboration revenue	147	—	—	—	147

Total revenues	91,891	—	840	(840)	91,891
Depreciation and amortization	239	2	10	—	251
Other operating expenses	69,971	1,125	2,985	(848)	73,233

Income (loss) from operations	21,681	(1,127)	(2,155)	8	18,407
Interest income	2,618	1	7	(161)	2,465
Interest expense	—	(57)	(104)	161	—
Other non-operating (expense) income, net	(72)	311	(80)	(8)	151

Income (loss) before income taxes	$24,227	$(872)	$(2,332)	$—	$21,023

Capital expenditures	$2,231	$—	$—	$—	$2,231

Year Ended December 31, 2006
Research and development revenue	$46,382	$—	$—	$—	$46,382
Product royalty revenue	6,590	—	—	—	6,590
Co-promotion revenue	4,243	—	—	—	4,243
Contract revenue — related parties	314	—	161	(71)	404
Collaboration revenue	147	—	—	—	147
Contract revenue	—	1,500	—	—	1,500

Total revenues	57,676	1,500	161	(71)	59,266
Depreciation and amortization	59	2	8	—	69
Other operating expenses	43,643	518	343	(70)	44,434

Income (loss) from operations	13,974	980	(190)	(1)	14,763
Interest income	2,035	2	4	(65)	1,976
Interest expense	(20)	(71)	(67)	68	(90)
Other non-operating income, net	31	23	201	—	255

Income (loss) before income taxes	$16,020	$934	$(52)	$2	$16,904

Capital expenditures	$196	$—	$40	$—	$236

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

				Intercompany
	United States	Europe	Japan	Eliminations	Consolidated
(In thousands)

Year Ended December 31, 2005
Research and development revenue	$38,960	$—	$—	$—	$38,960
Contract revenue — related parties	—	—	98	—	98
Collaboration revenue	147	—	—	—	147
Contract revenue	—	—	1,000	—	1,000

Total revenues	39,107	—	1,098	—	40,205
Depreciation and amortization	61	—	1	—	62
Other operating expenses	38,931	1,475	254	—	40,660

Income (loss) from operations	115	(1,475)	843	—	(517)
Interest income	941	3	136	(34)	1,046
Interest expense	(157)	(139)	(49)	34	(311)
Other non-operating income, net	—	174	81	—	255

Income (loss) before income taxes	$899	$(1,437)	$1,011	$—	$473

Capital expenditures	$39	$—	$—	$—	$39

As of December 31, 2007
Property and equipment, net	$2,182	$—	$83	$—	$2,265

Identifiable assets	$114,490	$2,381	$1,987	$(8,831)	$110,027

As of December 31, 2006
Property and equipment, net	$253	$2	$88	$—	$343

Identifiable assets	$68,943	$496	$2,544	$(4,899)	$67,084

14.	Subsequent Events

On February 19, 2008, the Company announced that Sucampo Europe opened a branch office in Basel, Switzerland. This office will interact with the Swiss Agency for Therapeutic Products on planned future regulatory submissions for clinical research and product marketing as the Company advances AMITIZA through the regulatory process in Europe and other overseas markets.

On February 27, 2008, the Company announced that Sucampo Europe filed a Marketing Authorization Application (MAA) for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in the United Kingdom. Under the Takeda Agreement, if the Company wishes to use data or information developed under the collaboration with Takeda outside the United States or Canada, for example in support of a regulatory filing in Europe or Asia, the Company is obligated to pay to Takeda a one-time fee the first time such data or information is used in specified territories. The amount of the fee for each territory is to be agreed between the Company and Takeda. In connection with the Company’s MAA filing for lubiprostone in Europe, the Company agreed with Takeda to make a one-time payment of $1.8 million, which will permit the Company to use in Europe, the Middle East and Africa certain data and information developed under the Takeda Agreement relating to the use of lubiprostone to treat chronic idiopathic constipation. Also, in consideration of the license agreement with SAG, the Company is required to make a $1.0 million payment to SAG for its first NDA filing, or comparable foreign regulatory filing, in each of the three following territories covered by the license agreement: North, Central and South America (including the Caribbean), Asia and the rest of the world. The Company’s MAA filing described

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

above triggered the obligation on the part of the Company to make a $1.0 million payment to SAG for the rest-of-world territory.

On March 5, 2008, the Company entered into a line of credit providing for uncommitted borrowings of up to $30.0 million. The lender has no obligation to make advances under this line of credit but may do so in its sole discretion. The line of credit is collateralized by the Company’s short- and long-term investments. Advances made under this line of credit will bear an interest rate based on LIBOR plus a predetermined percentage based on the amount of the advance and other conditions. Borrowings under this line of credit are due upon the demand of the lender and the lender can make a repayment demand at its sole option at any time for any or no reason. As of March 20, 2008, the Company had not drawn down any funds under this line of credit.

15.	Quarterly Financial Data (unaudited)

	2007 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31

Total revenues	$17,145	$12,852	$48,934	$12,960
Loss (income) from operations	$(2,115)	$(875)	$20,859	$538
Net (loss) income	$(735)	$(474)	$13,883	$516
Net (loss) income per share:
Basic	$(0.02)	$(0.01)	$0.40	$0.01

Diluted	$(0.02)	$(0.01)	$0.39	$0.01

	2006 Quarters Ended
	December 31	September 30	June 30	March 31

Total revenues	$11,372	$8,294	$15,432	$24,168
Loss (income) from operations	$(494)	$(376)	$2,751	$12,882
Net income	$4,937	$82	$3,475	$13,307
Net income per share:
Basic	$0.14	$0.00	$0.10	$0.41

Diluted	$0.14	$0.00	$0.10	$0.40

Net (loss) income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net (loss) income per share information may not equal annual net income (loss) per share.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to					Balance at
	Beginning	Costs and					End
(In thousands)	of Year	Expenses		Deductions		Other	of Year

Valuation allowance for deferred tax assets:
2005	$20,764	$1,675	(a)	$(980	)(b)	$—	$21,459
2006	21,459	—		(11,608	)(c)	—	9,851
2007	9,851	1,166	(a)	(204	)(b)	—	10,813

(a)	The 2007 and 2005 increases in the valuation allowance are primarily associated with certain foreign net operating losses. This increase in the valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not likely to fully realize these deferred tax assets.

(b)	In 2007 and 2005, the decrease in valuation allowance for deferred tax assets reflects the change in management’s judgment related to estimated future taxable income in the United States.

(c)	The 2006 decrease in valuation allowance for deferred tax assets reflects primarily the Company’s utilization of the deferred tax assets of $6.7 million and a decrease in valuation allowance for deferred tax assets of $4.9 million resulting from a change in management’s judgment related to estimated future taxable income in the United States.

S-1

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed August 8, 2007)
3.2	Form of Restated Bylaws	Exhibit 3.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)
10.1	Amended and Restated 2001 Stock Incentive Plan	Exhibit 10.1 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.2	Amended and Restated 2006 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)
10.3	2006 Employee Stock Purchase Plan	Exhibit 10.3 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.4	Form of Incentive Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.5	Form of Nonstatutory Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.5 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.6	Form of Restricted Stock Agreement for 2006 Stock Incentive Plan	Exhibit 10.6 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.7	Non-employee Director Compensation Summary	Exhibit 10.7 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10.8	Employment Agreement, dated June 16, 2006, between the Company and Ryuji Ueno	Exhibit 10.9 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10.9	Form of Executive Employment Agreement	Exhibit 10.10 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.10	Indemnification Agreement, dated May 26, 2004, between the Company and Sachiko Kuno	Exhibit 10.11 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.11	Indemnification Agreement, dated May 26, 2004, between the Company and Ryuji Ueno	Exhibit 10.12 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.12	Indemnification Agreement, dated May 26, 2004, between the Company and Michael Jeffries	Exhibit 10.13 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.13	Indemnification Agreement, dated May 26, 2004, between the Company and Hidetoshi Mine	Exhibit 10.14 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.14	Form of Investor Rights Agreement	Exhibit 10.16 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.15	Lease Agreement, dated September 16, 1998, between the Company and Plaza West Limited Partnership, successor in interest to Trizechahn Plaza West Limited Partnership, as amended	Exhibit 10.17 to Registration Statement No. 333-135133, (filed June 19, 2006)

II-1

Exhibit
Number		Description	Reference

10.16		Sublease Agreement, dated October 26, 2005, between the Company and First Potomac Realty Investment L.P.	Exhibit 10.18 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.17		Amended and Restated Patent Access Agreement, dated June 30, 2006, among the Company, Sucampo Pharma Europe Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.19 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10	.18*	Exclusive Manufacturing and Supply Agreement, dated June 23, 2004, between the Company and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.20 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10	.19*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.21 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.20*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.22 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.21*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.23 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.22*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.24 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.23*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.25 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.24*	Services Agreement, dated February 9, 2006, between the Company and Ventiv Commercial Services, LLC	Exhibit 10.26 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.25		Indemnification Agreement, dated September 7, 2006, between the Company and Timothy Maudlin	Exhibit 10.27 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.26		Indemnification Agreement, dated September 7, 2006, between the Company and Sue Molina	Exhibit 10.28 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.27*	Exclusive Manufacturing and Supply Agreement, dated June 24, 2005, between Sucampo Pharma Europe Ltd. and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.29 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10	.28*	SPI-8811 and SPI-017 Exclusive Clinical Manufacturing and Supply Agreement, dated October 4, 2006, between the Company and R-Tech Ueno, Ltd.	Exhibit 10.31 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10.29		Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	Included herewith
10.30		Amendment to Employment Agreement, dated November 20, 2006, between the Company and Ryuji Ueno	Exhibit 10.35 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

II-2

Exhibit
Number	Description	Reference

10.31	Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.36 to Registration Statement No. 333-135133, Amendment No. 6 (filed May 14, 2007)
10.32	Employment Agreement, effective June 1, 2007, between the Company and Sachiko Kuno	Exhibit 10.37 to Registration Statement No. 333-135133, Amendment No. 8 (filed July 17, 2007)
10.33	Amended Employment Agreement, dated May 12, 2007, between the Company and Mariam E. Morris	Exhibit 10.38 to Registration Statement No. 333-135133, Amendment No. 7 (filed June 25, 2007)
10.34	Indemnification Agreement, dated October 18, 2007, between the Company and Anthony C. Celeste	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)
10.35	Amendment, dated December 14, 2007, to Employment Agreement between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.36	Amendment, dated December 10, 2007, to Employment Agreement between the Company and Mariam E. Morris	Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.37	Amendment, dated December 7, 2007, to Employment Agreement between the Company and Brad Fackler	Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.38	Amendment, dated December 6, 2007, to Employment Agreement between the Company and Gayle Dolecek	Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.39	Amendment, dated December 5, 2007, to Employment Agreement between the Company and Kei Tolliver	Exhibit 10.5 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.40	Amendment, dated November 26, 2007, to Employment Agreement between the Company and Ryuji Ueno	Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.41	Credit Line Agreement, dated March 5, 2008, between the Company and UBS Bank USA	Included herewith
23.1	Consent of PricewaterhouseCoopers LLC, Independent Registered Public Accounting Firm	Included herewith
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

Compensatory plan, contract or arrangement.

*	Confidential treatment has been requested for portions of this exhibit.

II-3