Form 10-Q
period 2008-03-31
Sucampo Pharmaceuticals, Inc.
filed 2008-05-14
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33609
SUCAMPO PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3929237 (I.R.S. employer identification no.)

4520 East-West Highway, Suite 300 Bethesda, MD 20814 (Address of principal executive offices, including zip code)	(301) 961-3400 (Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of May 5, 2008, there were 15,542,768 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS:

Current assets:
Cash and cash equivalents	$32,733	$25,559
Investments, current	25,912	51,552
Product royalties receivable	6,080	8,667
Unbilled accounts receivable	4,987	5,883
Accounts receivable	1,886	1,525
Prepaid and income taxes receivable	119	1,922
Deferred tax assets, net	926	88
Prepaid expenses and other current assets	2,332	2,222

Total current assets	74,975	97,418

Investments, non-current	26,301	9,400
Property and equipment, net	2,334	2,265
Deferred tax assets — noncurrent, net	5,887	551
Other assets	412	393

Total assets	$109,909	$110,027

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$4,820	$3,313
Accrued expenses	7,160	8,730
Deferred revenue — current	885	1,062

Total current liabilities	12,865	13,105

Deferred revenue, net of current portion	8,485	8,626
Other liabilities	1,735	1,768

Total liabilities	23,085	23,499

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; $5,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Class A common stock, $0.01 par value; 270,000,000 shares authorized at March 31, 2008 and December 31, 2007; 15,542,768 and 15,538,518 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	155	155
Class B common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2008 and December 31, 2007; 26,191,050 shares issued and outstanding at March 31, 2008 and December 31, 2007	262	262
Additional paid-in capital	96,981	96,680
Accumulated other comprehensive loss	(903)	(393)
Accumulated deficit	(9,671)	(10,176)

Total stockholders’ equity	86,824	86,528

Total liabilities and stockholders’ equity	$109,909	$110,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Research and development revenue	$6,110	$9,366
Product royalty revenue	6,080	2,309
Co-promotion revenue	1,222	1,132
Contract revenue — related parties	105	116
Collaboration revenue	37	37

Total revenues	13,554	12,960

Operating expenses:
Research and development	10,082	5,946
General and administrative	4,381	2,833
Selling and marketing	2,768	3,231
Milestone royalties — related parties	1,031	—
Product royalties — related parties	1,081	411

Total operating expenses	19,343	12,421

(Loss) income from operations	(5,789)	539
Non-operating income (expense):
Interest income	642	324
Other income (expense), net	12	(6)

Total non-operating income, net	654	318

(Loss) income before income taxes	(5,135)	857
Income tax benefit (provision)	5,640	(341)

Net income	$505	$516

Net income per share:
Basic net income per share	$0.01	$0.01

Diluted net income per share	$0.01	$0.01

Weighted average common shares outstanding — basic	41,733	34,990

Weighted average common shares outstanding — diluted	42,061	35,429

Comprehensive (loss) income:
Net income	$505	$516
Other comprehensive (loss) income:
Unrealized loss on investments, net of tax effect	(840)	—
Foreign currency translation	330	21

Comprehensive (loss) income	$(5)	$537

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2007	15,538,518	$155	26,191,050	$262	$96,680	$(393)	$(10,176)	$86,528
Stock issued upon exercise of stock options	4,250	—	—	—	42	—	—	42
Stock based compensation expense	—	—	—	—	259	—	—	259
Foreign currency translation	—	—	—	—	—	330	—	330
Unrealized loss on investments, net of tax effect	—	—	—	—	—	(840)	—	(840)
Net income	—	—	—	—	—	—	505	505

Balance at March 31, 2008	15,542,768	$155	26,191,050	$262	$96,981	$(903)	$(9,671)	$86,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$505	$516
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	102	24
Deferred tax (benefit) provision	(5,640)	341
Stock-based compensation	259	(155)
Accretion of discounts on investments	(52)	—
Changes in operating assets and liabilities:
Accounts receivable	(309)	(1,104)
Unbilled accounts receivable	896	—
Product royalties receivable	2,587	(280)
Prepaid and income taxes receivable and payable, net	1,803	(9)
Accounts payable	1,413	1,178
Accrued expenses	(1,592)	(464)
Deferred revenue	(318)	(6,168)
Other assets and liabilities, net	(34)	(236)

Net cash used in operating activities	(380)	(6,357)

Cash flows from investing activities:
Purchases of investments	(45,909)	—
Proceeds from the sales of investments	38,325	—
Maturities of investments	15,000	—
Purchases of property and equipment	(171)	(96)

Net cash provided by (used in) investing activities	7,245	(96)

Cash flows from financing activities:
Proceeds from exercise of stock options	42	—
Payments of initial public offering costs	—	(360)

Net cash provided by (used in) financing activities	42	(360)

Effect of exchange rates on cash and cash equivalents	267	24

Net increase (decrease) in cash and cash equivalents	7,174	(6,789)
Cash and cash equivalents at beginning of period	25,559	22,481

Cash and cash equivalents at end of period	$32,733	$15,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Business Organization and Basis of Presentation
Description of the Business
     Sucampo Pharmaceuticals, Inc. (Sucampo or the Company) is a specialty biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. Sucampo is focused on developing prostones for the treatment of gastrointestinal, respiratory, vascular and central nervous system diseases and disorders.
     The Company is a member of a group of affiliated companies in which the Company’s two founders and controlling stockholders own directly or indirectly the majority holdings. Currently, one of the Company’s founders serves as the Chairman of the Board of Directors, Chief Executive Officer and Chief Scientific Officer of the Company.
     The Company is party to a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Takeda) to jointly develop and commercialize AMITIZA® (lubiprostone) for chronic idiopathic constipation, irritable bowel syndrome with constipation, opioid-induced bowel dysfunction and other gastrointestinal indications in the United States and Canada. In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for AMITIZA’s first indication to treat chronic idiopathic constipation in adults. Commercialization of AMITIZA began in April 2006 throughout the United States. On April 29, 2008, the Company received marketing approval from the FDA for AMITIZA to treat irritable bowel syndrome with constipation in women 18 years of age or older and plans the commercial launch for this indication by the end of the second quarter of 2008. The Company is currently conducting Phase III pivotal clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The financial information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.
     The condensed consolidated financial statements include the accounts of Sucampo and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated accounts.
2. Summary of Significant Accounting Policies
Current and Non-current Investments
     Current and non-current investments consist primarily of U.S. Treasury bills and auction rate securities. The Company’s investments in these securities are classified as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Although the auction rate securities have variable interest rates which typically reset every seven to 49 days through a competitive bidding process known as a “Dutch auction”, they have long-term contractual maturities usually exceeding ten years, and therefore are not classified as cash equivalents. These investments have historically been classified within current assets because the holder of the auction rate security has had the ability to liquidate these securities if needed within a short time frame, usually at the next auction. However, as a result of liquidity issues related to the auction rate security market during the first quarter of 2008, the Company has classified its auction rate securities as non-current as of March 31, 2008.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     The available-for-sale securities are accounted for at fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of the securities is measured in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157), which was adopted by the Company on January 1, 2008. SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. The Company assesses the recoverability of its available-for-sale securities and, if impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. Other-than-temporary impairments are included in the condensed consolidated statement of operations and comprehensive (loss) income.
     Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on investments, if any, are amortized or accreted to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on sale of its securities. During the three months ended March 31, 2008 and March 31, 2007, there were no gains or losses realized on the sale of investments.
     The adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flow. The Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. See additional disclosures related to the determination of the fair value of the Company’s investments in Note 4.
     The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, on January 1, 2008. The adoption of SFAS 159 did not materially impact the Company’s financial condition, results of operations, or cash flow.
Certain Risks, Concentrations and Uncertainties
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash and cash equivalents, restricted cash and investments with highly rated financial institutions. At March 31, 2008 and December 31, 2007, the Company had approximately $82.4 million and $85.9 million, respectively, of cash and cash equivalents, restricted cash and investments in excess of federally insured limits. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.
     As of March 31, 2008, all of the Company’s auction rate securities consisted of AAA rated non-mortgage related auction rate securities which are insured against loss of principal and interest by bond insurers. During the three months ended March 31, 2008, the Company reduced its investment in auction rate securities by selling $33.2 million of investments at par value, net of purchases. At March 31, 2008, the Company continues to hold $26.3 million of investments in auction rate securities at fair value. As of March 31, 2008, the Company recorded an unrealized loss of approximately $1.4 million, or $840,000 net of tax effect, in respect to its investment in auction rate securities as a result of the disruptions and failures in the auction rate securities market. This loss was recorded to other comprehensive loss during the three months ended March 31, 2008. Additionally, since it is uncertain as to when the liquidity issues relating to these investments will improve, the Company classified all of its investments in auction rate securities as non-current investments as of March 31, 2008. The Company does not anticipate having to sell the remaining securities in order to operate its business. If this changes, however, the Company may be unable to liquidate some holdings of the auction rate securities and, as a result, may suffer losses from these investments. Although a very limited secondary market exists for these securities, the Company does not currently intend to use the secondary market to dispose of the auction rate securities. In addition, given the complexity of auction rate securities and their valuations, the Company’s estimates of their fair value may differ from the actual amount that the Company would be able to collect in an ultimate sale.
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
     The Company’s expected activities will necessitate significant uses of working capital throughout 2008 and beyond. The Company’s working capital requirements will depend on many factors, including the successful sales of AMITIZA, research and development efforts to develop new products, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s new products by physicians and patients. The Company plans to continue financing operations in part with cash received from its initial public offering, from milestones, including the $50.0 million development milestone payment resulting from the FDA approval of AMITIZA for irritable bowel syndrome with constipation (see Note 13), and other revenue related to its joint collaboration and license agreement and the supplemental agreement entered into with Takeda (see Note 8), as well as continued product royalties.
     Revenues from one unrelated party, Takeda, accounted for 99% and 100% of the Company’s total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 100% and 99% of the Company’s accounts receivable, unbilled accounts receivable and product royalties receivable at March 31, 2008 and December 31, 2007, respectively. The Company depends significantly upon the collaboration with Takeda and its activities may be impacted if this relationship is disrupted.
     The Company has entered into an exclusive supply arrangement with R-Tech Ueno, Ltd (R-Tech), an affiliate, to provide it with commercial and clinical supplies of its product and product candidates. Any difficulties or delays in performing the services under this exclusive supply arrangement may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (see Note 7).
     The Company has entered into a restated license agreement with Sucampo AG (SAG) to grant the Company a royalty-bearing, exclusive, worldwide license to develop prostone compounds, including AMITIZA and cobiprostone. SAG is a Swiss-patent holding company and an affiliate. The Company’s success depends, in part, on SAG’s ability to obtain and maintain proprietary protection for the intellection property rights relating to the prostone technology and products (see Note 7).
Recent Accounting Pronouncements
     In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. The Company adopted EITF 07-3 as of January 1, 2008 and there was no material impact upon its adoption.
     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will be applied to acquisitions that close in years beginning after December 15, 2008. Early adoption is not permitted. SFAS 141R and SFAS 160 will not have any impact on the Company’s future consolidated financial statements unless it undertakes an acquisition in the future.
     In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). The consensus prohibits the equity method of accounting for collaborative arrangements under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock", unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance in EITF 07-1 is effective for periods that begin after December 15, 2008 and will apply to arrangements in existence as of the effective date. The effect of the new consensus will be accounted for as a change in accounting principle through retrospective application. The Company is assessing EITF 07-1 and its impact on the consolidated financial statements upon adoption.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 with respect to its financial assets and liabilities as of January 1, 2008 and does not expect that the adoption of SFAS 157 for its nonfinancial assets and liabilities will have a significant impact on its financial position or results from operations.
3. Earnings per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average class A and B common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding. Diluted net loss per share, when applicable, is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share.
     The computation of net income per share for the three months ended March 31, 2008 and 2007 is shown below:

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007
Basic net income per share:
Net income	$505	$516

Weighted average class A and B common shares outstanding	41,733	34,990

Basic net income per share	$0.01	$0.01

Diluted net income per share:
Net income	$505	$516

Weighted average class A and B common shares outstanding for diluted net income per share	41,733	34,990
Assumed exercise of dilutive stock options under the treasury stock method	328	439

	42,061	35,429

Diluted net income per share	$0.01	$0.01

For the periods listed above, the potentially dilutive securities used in the calculations of diluted historical net income per share as of March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Employee stock options	608	655
Non-employee stock options	510	510

For the periods listed above, the following securities were excluded from the computation of diluted net income per share as their effect would be anti-dilutive as of March 31, 2008 and 2007:

	Three Months Ended March 31,
(In thousands)	2008	2007
Employee stock options	268	—

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Current and Non-Current Investments
     At March 31, 2008 and December 31, 2007, current and non-current available-for-sale investments consisted of the following securities:

	March 31, 2008
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills	$25,860	$24	$(24)	$25,860
Money market funds	52	—	—	52

Total	$25,912	$24	$(24)	$25,912

Non-current:
Auction rate securities	$27,675	$—	$(1,374)	$26,301

	December 31, 2007
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
Auction rate securities	$51,500	$—	$—	$51,500
Money market funds	52	—	—	52

Total	$51,552	$—	$—	$51,552

Non-current:
Auction rate securities	$9,400	$—	$—	$9,400

     The Company generally invests in auction rate securities for short periods of time as part of its cash management program. Recent uncertainties in the credit markets have prevented the Company from liquidating certain holdings of auction rate securities as the amount of securities submitted for sale during the auction exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, the Company considered various factors to assess the fair value and the classification of the securities as current or non-current assets. Such factors include, but are not necessarily limited to, timing of the failed auction, specific security auction history, likelihood of redemptions, restructurings and other similar liquidity events, quality of underlying collateral, rating of the security and the bond insurer and other factors. Such considerations involve a considerable amount of judgment. As a result of the Company’s assessment of the market conditions and related facts in the first quarter of 2008 and the Company’s belief that the market for these investments may take in excess of twelve months to recover, the Company classified its auction rate securities as non-current investments as of March 31, 2008.
     These investments consist of AAA-rated non-mortgage related auction rate securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. At March 31, 2008, the fair market values of these securities were determined through an independent valuation using two valuation methods: the market approach and income approach. The valuation included an assessment of all key underlying data and assumptions. Considerable judgment was involved in reaching these determinations. Based on this valuation and management’s assessment, the Company recorded an unrealized loss of approximately $1.4 million, or $840,000 net of tax effect, for the three months ended March 31, 2008 within other comprehensive (loss) income relating to its portfolio of auction rate securities. The Company attributes the decline in the fair values to liquidity issues rather than credit issues. If the credit ratings of the issuer, the bond insurer or the collateral deteriorate or the carrying value of the investments decline for any other reason, the Company may need to adjust the fair value of these investments as an “other-than-temporary” impairment charge to operations. No active secondary market currently exists for these securities and the Company does not intend, at this time, to use the secondary market to dispose of the auction rate securities.
     Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income (loss).

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     The Company’s assets measured at fair value on a recurring basis, which are subject to the disclosure requirements of SFAS 157, at March 31, 2008 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	March 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008
U.S. Treasury bills	$25,860	$—	$—	$25,860
Auction rate securities	—	—	26,301	26,301
Other available-for-sale securities	52	—	—	52

Total assets measured at fair value	$25,912	$—	$26,301	$52,213

     Based on market conditions, the Company changed its valuation methodology for auction rate securities to a valuation method that includes market and income approaches during the first quarter 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s valuation hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.
     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 during the three months ended March 31, 2008:

Auction Rate
(In thousands)	Securities
Balance at January 1, 2008	$9,400
Transfers to Level 3	51,500
Total gains (losses) (realized or unrealized):
Included in earnings	—
Included in other comprehensive loss	(1,374)
Purchases	5,100
Settlements	(38,325)

Balance at March 31, 2008	$26,301

5. Accrued Expenses
     Accrued expenses consist of the following as of:

	March 31,	December 31,
(In thousands)	2008	2007
Research and development costs	$4,053	$4,422
Selling and marketing costs	242	384
Employee compensation	1,133	1,867
Legal service fees	179	226
Product royalty liability — related party	1,082	1,536
Other expenses	471	295

	$7,160	$8,730

6. Commitments
Operating Leases
     The Company leases office space in the United States, United Kingdom and Japan under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases are as follows as of March 31, 2008:

(In thousands)
2008	$1,099
2009	1,335
2010	969
2011	938
2012	963
2013 and thereafter	4,242

Total minimum lease payments	$9,546

     Rent expense for all operating leases was $285,000 and $166,000 for the three months ended March 31, 2008 and 2007, respectively.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Research and Development Costs
     The Company routinely enters into agreements with third-party CROs to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs under these agreements as of March 31, 2008 are approximately $21.8 million.
7. Related Party Transactions
R-Tech Ueno, Ltd.
     The Company is a party to multiple exclusive supply agreements with R-Tech, whereby R-Tech manufactures and supplies prostone compounds, as well as AMITIZA, for Sucampo. During the three months ended March 31, 2008 and 2007, the Company purchased from R-Tech $398,000 and $1.2 million, respectively, of clinical supplies under the terms of these agreements.
     The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

	March 31,	December 31,
	2008	2007
(In thousands)
Deferred revenue — current	$105	$419
Deferred revenue, net of current portion	7,072	6,862

	$7,177	$7,281

     The Company recognized approximately $105,000 of deferred revenue relating to its agreements with R-Tech for the three months ended March 31, 2008 and 2007, which was recorded as contract revenue — related parties in the condensed consolidated statements of operations and comprehensive (loss) income.
Sucampo AG License Agreements
     During the first quarter of 2008, the Company submitted a Marketing Authorization Application (MAA) for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in nine European countries using the decentralized procedure. The submission of the MAA triggered the obligation on the part of the Company under the license agreement with SAG to make a $1.0 million payment to SAG. The Company recorded the expense as milestone royalties — related parties during the three months ended March 31, 2008 and is expected to pay the milestone in the second quarter of 2008.
     The Company expensed approximately $1.1 million and $411,000 in product royalties — related parties under the license agreement with SAG for the three months ended March 31, 2008 and 2007, respectively.
8. Collaboration and License Agreements with Takeda
     On October 29, 2004, the Company entered into a 16-year collaboration and license agreement with Takeda (Takeda Agreement) to exclusively co-develop, commercialize and sell products that contain lubiprostone for gastroenterology indications in the United States and Canada. Payments to the Company under the Takeda Agreement include a non-refundable up-front payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and product royalties.
     Takeda made an up-front payment of $20.0 million in 2004 and upon its receipt, the Company deferred approximately $2.4 million because the amount was associated with the Company’s obligation to participate in joint committees with Takeda. Approximately $1.9 million of the initial up-front payment remains deferred as of March 31, 2008, and is being recognized on a straight-line basis over the remaining life of the Takeda Agreement through 2020.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     Under Takeda Agreement, the Company was required to provide development work necessary for an NDA submission to the FDA for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation, indications which the Company classified as a single unit of accounting for revenue recognition purposes. Takeda funded the initial $30.0 million of development costs; the Company was obligated to fund the next $20.0 million in excess of the initial $30.0 million funded by Takeda; and the two parties were to share equally any required development costs in excess of $50.0 million. The Company has received a total of $80.0 million in development milestone payments through March 31, 2008 for this development work. The Company initially deferred the $80.0 million in milestone payments upon receipt and recognized the revenue over the estimated performance period to complete using the time-based model. In January 2006, the Company received approval for its new drug application (NDA) for AMITIZA to treat chronic idiopathic constipation. The Company completed the development of the irritable bowel syndrome with constipation indication in June 2007 when the Company submitted the supplemental NDA (sNDA) to the FDA.
     On February 1, 2006, the Company entered into the supplemental agreement with Takeda, which amended the responsibilities of both the Company and Takeda for the co-promotion of AMITIZA and clarified the responsibilities and funding arrangements for other marketing services to be performed by both parties.
     The following table summarizes the cash streams and related collaboration and research and development revenue recognized under the collaboration and license agreements with Takeda for the three months ended March 31, 2008:

			Revenue
		Cash Received	Recognized
		for the	for the
	Amount	Three Months	Three Months	Amount
	Deferred at	Ended	Ended	Deferred at
	December 31,	March 31,	March 31,	March 31,
(In thousands)	2007	2008	2008	2008
Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint committees with Takeda	$1,911	$—	$37	$1,874

	Accounts			Accounts
	Receivable at			Receivable at
	December 31,			March 31,
	2007*			2008*
Research and development revenue	$6,887	$6,655	$6,110	$6,342

Product royalty revenue	$8,667	$8,667	$6,080	$6,080

Co-promotion revenue	$360	$1,167	$1,222	$415

*	Includes billed and unbilled accounts receivable.
     The Company will receive from Takeda a $50.0 million milestone payment as a result of the FDA’s approval on April 29, 2008 of the sNDA for irritable bowel syndrome with constipation in women 18 years of age and older and the payment will be recognized as research and development revenue in the second quarter of 2008 (Note 13). Subject to future development and commercial milestones, the Company is potentially entitled to receive up to $10.0 million in additional development milestone payments and up to $50.0 million in commercial milestone payments, under the collaboration and license agreements with Takeda.
     In connection with the Company’s MAA filing for lubiprostone in Europe, the Company agreed with Takeda to make a one-time payment of $1.8 million, which will permit the Company to use in Europe, the Middle East and Africa certain data and information developed under the Takeda Agreement relating to the use of lubiprostone to treat chronic idiopathic constipation. The Company recognized this payment as a research and development expense during the three months ended March 31, 2008.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
9. Stock Option Plan
     The following table summarizes the employee stock option activity for the three months ended March 31, 2008 under the Company’s 2001 Incentive Plan:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Options outstanding, December 31, 2007	640,900	$10.24
Options exercised	(4,250)	10.00
Options forfeited	(22,100)	10.00
Options expired	(21,250)	10.00

Options outstanding, March 31, 2008	593,300	10.26	6.81	$—

Options exercisable, March 31, 2008	513,400	10.30	6.60	$—

     The following table summarizes the employee stock option activity for the three months ended March 31, 2008 under the Company’s 2006 Incentive Plan:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value

Options outstanding, December 31, 2007	267,500	$14.44
Options granted	15,000	9.74

Options outstanding, March 31, 2008	282,500	14.19	8.65	$—

Options exercisable, March 31, 2008	72,500	14.41	8.67	$—

     The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and the year ended December 31, 2007 were $5.46 and $7.19, respectively. As of March 31, 2008, approximately $1.7 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.50 years.
     The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the 2001 Incentive Plan, which continue to be outstanding as of March 31, 2008. These non-employee stock options vested immediately and have a weighted average remaining contractual life of 7.08 years as of March 31, 2008.
10. Income Taxes
     On January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 as of January 1, 2007 did not impact the Company’s consolidated financial statements.
     For the three months ended March 31, 2008 and 2007, the Company recorded a tax benefit of $5.6 million and a tax provision of $341,000, respectively. As a result of the FDA approval of the sNDA for irritable bowel syndrome with constipation (see Note 13) and the related impact on projected income in 2008 and future years from the $50.0 million milestone payment and expected product royalties, the Company believes that its U.S. deferred tax assets will be realized. As such, the tax benefit recorded for the three months ended March 31, 2008 is due primarily to a discrete release of U.S. deferred tax asset valuation allowances of $4.8 million and a reduction in the projected 2008 effective tax rate applied to first quarter 2008 pre-tax income.
     As required under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting", the Company has estimated its annual effective tax rate for the full fiscal year 2008 and 2007 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
11. Line of Credit
     On March 5, 2008, the Company entered into a line of credit providing for uncommitted borrowings of up to $30.0 million. The lender has no obligation to make advances under this line of credit but may do so in its sole discretion. The line of credit is collateralized by our current and non-current investments. Advances made under this line of credit will bear an interest rate based on LIBOR plus a predetermined percentage based on the amount of the advance and other conditions. Borrowings under this line of credit are due upon the demand of the lender and the lender can make a repayment demand at its sole option at any time for any or no reason. As of March 31, 2008, the Company had not drawn down any funds under this line of credit.
12. Segment Reporting
     The Company has determined that it has three reportable geographic segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the United States, Europe and Japan. The Company evaluates the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the progress of research and development activities and other measures. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services by the European and Japanese entities to the domestic entity. Following is a summary of financial information by reportable geographic segment.

				Intercompany
(In thousands)	United States	Europe	Japan	Eliminations	Consolidated
Three Months Ended March 31, 2008
Research and development revenue	$6,110	$—	$—	$—	$6,110
Product royalty revenue	6,080	—	—	—	6,080
Co-promotion revenue	1,222	—	—	—	1,222
Contract revenue — related parties	105	—	207	(207)	105
Collaboration revenue	37	—	—	—	37

Total revenues	13,554	—	207	(207)	13,554
Depreciation and amortization	100	—	2	—	102
Other operating expenses	16,944	1,838	669	(210)	19,241

Loss from operations	(3,490)	(1,838)	(464)	3	(5,789)
Interest income	656	4	3	(21)	642
Other non-operating (expense) income, net	(27)	19	2	18	12

Loss before income taxes	$(2,861)	$(1,815)	$(459)	$—	$(5,135)

Capital expenditures	$171	$—	$—	$—	$171

Three Months Ended March 31, 2007
Research and development revenue	$9,366	$—	$—	$—	$9,366
Product royalty revenue	2,309	—	—	—	2,309
Co-promotion revenue	1,132	—	—	—	1,132
Contract revenue — related parties	105	—	221	(210)	116
Collaboration revenue	37	—	—	—	37

Total revenues	12,949	—	221	(210)	12,960
Depreciation and amortization	21	—	3	—	24
Other operating expenses	12,204	165	238	(210)	12,397

Income (loss) from operations	724	(165)	(20)	—	539
Interest income	320	—	4	—	324
Other non-operating expense, net	(3)	(3)	—	—	(6)

Income (loss) before income taxes	$1,041	$(168)	$(16)	$—	$857

Capital expenditures	$96	$—	$—	$—	$96

As of March 31, 2008
Property and equipment, net	$2,242	$—	$92	$—	$2,334

Identifiable assets	$115,883	$977	$4,977	$(11,928)	$109,909

As of December 31, 2007
Property and equipment, net	$2,182	$—	$83	$—	$2,265

Identifiable assets	$114,490	$2,381	$1,987	$(8,831)	$110,027

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Subsequent Events
     On April 29, 2008, the Company announced that the FDA has approved its sNDA for AMITIZA® (lubiprostone) 8 mcg capsules twice daily to treat irritable bowel syndrome with constipation in women 18 years of age or older. As a result of this sNDA approval, the Company will receive a development milestone payment of $50.0 million from Takeda in accordance with the collaboration and license agreement dated October 29, 2004 between the Company and Takeda to jointly market AMITIZA in the United States and Canada. The Company will fully recognize this payment as research and development revenue in the second quarter of 2008. Consequently, in accordance with the restated license agreement with SAG, the Company will pay and expense a $2.5 million milestone royalty to SAG in the second quarter of 2008, reflecting 5% of the $50.0 million development milestone payment that we will receive from Takeda.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. (“Sucampo,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K.
Overview
     We are a specialty biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. In January 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for our first product, AMITIZA, for the treatment of chronic idiopathic constipation in adults. On April 29, 2008, the FDA approved AMITIZA for its second indication for the treatment of irritable bowel syndrome with constipation in adult women.
     We and Takeda Pharmaceutical Company Limited, or Takeda, are party to a collaboration and license agreement and a related supplemental agreement, or, collectively, the Takeda Agreements, to jointly develop and commercialize AMITIZA for chronic idiopathic constipation, irritable bowel syndrome with constipation, opioid-induced bowel dysfunction and other gastrointestinal indications in the United States and Canada. We have the right to co-promote AMITIZA along with Takeda in these markets. We and Takeda initiated commercial sales of AMITIZA in the United States for the treatment of chronic idiopathic constipation in adults in April 2006. Under the Takeda Agreements, Takeda records all product revenue and we receive a royalty on product revenue for such sales.
     We hold an exclusive worldwide royalty-bearing license from Sucampo AG, or SAG, a Swiss patent-holding company and an entity wholly owned by our founders, to develop and commercialize AMITIZA and all other prostone compounds covered by patents and patent applications held by SAG. We are obligated to assign to SAG all patentable improvements that we make in the field of prostones, which SAG is obligated in turn to license back to us on an exclusive basis. AMITIZA, cobiprostone and SPI-017 are covered by perpetual licenses that cannot be terminated unless we default in our payment obligations to SAG. If we have not committed specified development efforts to any prostone compound other than AMITIZA, cobiprostone and SPI-017 by the end of a specified period, which ends on the later of June 30, 2011 or the date upon which Drs. Ryuji Ueno and Sachiko Kuno, our founders and controlling stockholders, no longer control our company, then the commercial rights to that compound will revert to SAG, subject to a 15-month extension in the case of any compound that we designate in good faith as planned for development within that extension period.
     We first generated product royalty revenue for commercial sales of AMITIZA in the second quarter of 2006. Although we reported net income for the years ended December 31, 2007 and 2006, we have historically incurred operating losses and, as of March 31, 2008, we had an accumulated deficit of $9.7 million. Historically, we have generated losses resulting principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for the next several years as we continue to expand our research and development activities, seek regulatory approvals for additional indications for AMITIZA and for other compounds, and augment our sales and marketing capabilities. While we expect future profitability, whether we are able to sustain profitability will depend upon our ability to generate revenues and receive payments under our contracts with Takeda or similar future arrangements. In the near term, our ability to generate product revenues will depend primarily on the successful commercialization and continued development of additional indications for AMITIZA.
     As a result of the FDA approval of AMITIZA for the treatment of the irritable bowel syndrome with constipation in adult women, we will receive a development milestone payment of $50.0 million from Takeda in the second quarter of 2008. We will fully recognize the payment in the second quarter of 2008 as research and development revenue. Consequently, in accordance with the restated license agreement with SAG we will pay and expense a $2.5 million milestone royalty to SAG in the second quarter of 2008, reflecting 5% of the $50.0 million development milestone payment that we will receive from Takeda.

Our Clinical Development Programs
     We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:
•	AMITIZA (lubiprostone). In connection with our marketing approval for AMITIZA for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment, which were initiated in January 2007. In connection with our marketing approval for AMITIZA for the treatment of irritable bowel syndrome with constipation in adult women, we committed to the FDA to conduct a post-marketing study to evaluate the safety and efficacy for the treatment of irritable bowel syndrome in pediatric patients ages 6 to 17 and we plan to initiate this study in the first quarter of 2009. In addition, we committed to conduct a post-marketing study in male and female patients with irritable bowel syndrome with constipation utilizing a higher dose than currently recommended for this indication and we plan to initiate this study in the second quarter of 2009. We are also developing AMITIZA to treat opioid-induced bowel dysfunction. We commenced Phase III pivotal clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction in September 2007 and we expect to complete these trials by the end of 2009. Our collaboration and co-promotion arrangement with Takeda also covers these additional indications for AMITIZA.

In February 2008, we submitted a Marketing Approval Application, or MAA, for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in the United Kingdom. The MAA has been submitted using the decentralized procedure with the United Kingdom, through its Medicines and Healthcare Products Regulatory Agency, serving as the reference member state, with additional applications subsequently submitted with the member states of Belgium, Denmark, France, Germany, Ireland, the Netherlands, Spain and Sweden.

In November 2007, we initiated a multi-center Phase IIb dose-ranging study in Japan to evaluate the safety and efficacy of lubiprostone for treating chronic idiopathic constipation in adults.

•	Cobiprostone. We are developing orally administered cobiprostone to treat various gastrointestinal and liver disorders, including non-steroidal anti-inflammatory drug-induced ulcers, portal hypertension, non-alcoholic fatty liver disease and gastrointestinal disorders associated with cystic fibrosis. We also are planning to develop an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease. Our near term focus is on the development of cobiprostone as a treatment for non-steroidal anti-inflammatory drug-induced ulcers. We completed Phase I clinical trials of cobiprostone in healthy volunteers and commenced a Phase II clinical trial of this product candidate for the treatment of non-steroidal anti-inflammatory drug-induced ulcers in the third quarter of 2007. We also submitted an investigational new drug, or IND, application to the FDA in December 2007 for a Phase II proof-of-concept study of cobiprostone in patients with portal hypertension.

•	SPI-017. We are developing SPI-017 to treat vascular disease and central nervous system disorders. We are initially focused on developing an intravenous formulation of this product candidate for the treatment of peripheral arterial disease. We also are developing an oral formulation of SPI-017 for the treatment of Alzheimer’s disease. We plan to commence Phase I clinical trials of the intravenous formulation of SPI-017 by the end of 2008.
Results of Operations
Comparison of three months ended March 31, 2008 and March 31, 2007
Revenues
     The following table summarizes our revenues for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Research and development revenue	$6,110	$9,366
Product royalty revenue	6,080	2,309
Co-promotion revenue	1,222	1,132
Contract revenue — related parties	105	116
Collaboration revenue	37	37

Total	$13,554	$12,960

     Total revenues were $13.6 million for the three months ended 2008 compared to $13.0 million for the three months ended March 31, 2007, an increase of $594,000 or 4.6%.
     Research and development revenue was $6.1 million for the three months ended March 31, 2008 compared to $9.4 million for the three months ended March 31, 2007, a decrease of $3.3 million or 34.8%. This decrease was primarily due to recognizing $6.1 million of AMITIZA-related deferred revenue previously received from Takeda for the three months ended March 31, 2007 compared to no deferred revenue recognized for the three months ended March 31, 2008 since we completed development work related to the development of AMITIZA in June 2007. There was also a decrease in research and development reimbursements related to the post-marketing studies in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. These decreases were partly offset by an increase in research and development reimbursements related to the opioid-induced bowel dysfunction Phase III pivotal trials in the first quarter of 2008.
     The following table summarizes the cash streams and related revenue recognition under the Takeda Agreements:

			Revenue
		Cash Received	Recognized
		for the	for the
	Amount	Three Months	Three Months	Amount
	Deferred at	Ended	Ended	Deferred at
	December 31,	March 31,	March 31,	March 31,
	2007	2008	2008	2008
(In thousands)
Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees with Takeda	$1,911	$—	$37	$1,874

	Accounts			Accounts
	Receivable at			Receivable at
	December 31,			March 31,
	2007*			2008*
Research and development revenue	$6,887	$6,655	$6,110	$6,342

Product royalty revenue	$8,667	$8,667	$6,080	$6,080

Co-promotion revenue	$360	$1,167	$1,222	$415

*	Includes billed and unbilled accounts receivable.
     Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in accordance with the Takeda Agreements. For the three months ended March 31, 2008 and 2007, we recognized $6.1 million and $2.3 million, respectively, of product royalty revenue, reflecting increased sales of AMITIZA. This increase in sales reflected the continuing approach by patients and physicians of AMITIZA 24 mcg for the treatment of chronic idiopathic constipation in adults since its commercial launch in April 2006.
     Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force and costs associated with miscellaneous marketing activities in connection with the commercialization of AMITIZA. For the three months ended March 31, 2008, we recognized $1.2 million of co-promotion revenues for reimbursement of sales force costs. For the three months ended March 31, 2007, we recognized $1.1 million as co-promotion revenues, of which approximately $158,000 was for reimbursement of costs for one-time miscellaneous marketing activities and $974,000 was for reimbursement of sales force costs.
Research and Development Expenses
     Total research and development expenses for the three months ended March 31, 2008 were $10.1 million compared to $5.9 million for the three months ended March 31, 2007, an increase of $4.2 million or 69.6%. This increase was primarily due to our on-going clinical development programs of AMITIZA for the treatment of opioid-induced bowel dysfunction and cobiprostone for the treatment of non-steroidal anti-inflammatory drug-induced ulcers, and preclinical and basic development costs associated with SPI-017 and other prostone compounds. We incurred filing and data purchase costs of $2.5 million, which were necessary to submit the MAA in Europe. The European applications also triggered an obligation to pay a $1.0 million milestone royalty to SAG.

General and Administrative Expenses
     The following summarizes our general and administrative expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Salaries, benefits and related costs	$1,727	$1,547
Legal and consulting expenses	661	719
Stock-based compensation	162	(205)
Other operating expenses	1,831	772

Total	$4,381	$2,833

     General and administrative expenses were $4.4 million for the three months ended March 31, 2008 compared to $2.8 million for the three months ended March 31, 2007, an increase of $1.6 million or 54.6%. This increase was primarily the result of costs associated with higher operational headcount of $224,000 and related non-cash stock option expenses of $366,000, higher rent and depreciation expenses associated with our new office space of $510,000 and an increase in over-all costs associated with the compliance and regulatory requirements of being a publicly traded company with international operations.
     We recorded a cumulative out-of-period adjustment of approximately $358,000 during the three months ended March 31, 2007 to reduce an overstatement of additional paid-in capital and general administrative expenses that had been recorded as of and for the year ended December 31, 2006 in connection with employee stock options awarded in 2006. The error resulted from applying the incorrect contractual term to the employee stock options.
Selling and Marketing Expenses
     Selling and marketing expenses were $2.8 million for the three months ended March 31, 2008 compared to $3.2 million for the three months ended March 31, 2007, a decrease of $463,000 or 14.3%. This decrease was primarily due to cost savings related to completing our initial build-out of our own internal dedicated sales force to provide AMITIZA to patients in long-term care facilities, as well as in medical schools and university hospitals, slightly offset by an increase in speaker programs promoting AMITIZA.
Product Royalties — Related Parties
     Product royalties — related parties was $1.1 million for the three months ended March 31, 2008 compared to $411,000 for the same period in 2007, an increase of $670,000 or 163.0%, which reflects higher product sales in 2008.
Milestone Royalties — Related Parties
     Milestone royalties — related parties expense was $1.0 million for the three months ended March 31, 2008, reflecting a $1.0 million payment to SAG. We are required to make a $1.0 million milestone payment in connection with our first NDA filing, or comparable foreign regulatory filing, such as an MAA, in each of the three following territories covered by the license agreement with SAG: North, Central and South America (including the Caribbean); Asia; and the rest of the world. Our MAA represents the first such filing for the rest-of-the-world territory. We recorded no milestone royalties — related parties expense for the three months ended March 31, 2007.
     On April 29, 2008, we received FDA approval for our supplemental new drug application, or sNDA, for AMITIZA to treat irritable bowel syndrome with constipation in women 18 years of age or older. As a result of this sNDA approval we are required to pay SAG $2.5 million, reflecting 5% of the $50.0 million development milestone payment that we will receive from Takeda. This amount will be recorded as an expense in the second quarter of 2008.

Non-Operating Income and Expense
     The following table summarizes our non-operating income and expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Interest income	$642	$324
Other income (expense), net	12	(6)

Total non-operating income, net	$654	$318

     Interest income was $642,000 for the three months ended March 31, 2008 compared to $324,000 for the three months ended March 31, 2007, an increase of $318,000 or 98.1%. The increase was primarily due to an increase in the funds available for investment as a result of our receipt of development milestone payments from Takeda in June 2007 and the closing of our initial public offering in August 2007.
Income Taxes
     For the three months ended March 31, 2008 and 2007, we recorded a tax benefit of $5.6 million and a tax provision of $341,000, respectively. As a result of the FDA approval of the sNDA for irritable bowel syndrome with constipation in adult women and the related impact on projected income in 2008 and future years from the $50.0 million milestone payment and expected product royalties, we believe that our U.S. deferred tax assets will be realized. Accordingly, the tax benefit recorded for the three months ended March 31, 2008 is due primarily to a discrete release of U.S. deferred tax asset valuation allowances of $4.8 million and a reduction in the projected 2008 effective tax rate applied to first quarter 2008 pre-tax income.
Reportable Geographic Segments
     We have determined that we have three reportable geographic segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the United States, Europe and Japan. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the progress of research and development activities and other measures. The following is a summary of financial information by reportable segment.

				Intercompany
(In thousands)	United States	Europe	Japan	Eliminations	Consolidated
Three Months Ended March 31, 2008
Total revenues	$13,554	$—	$207	$(207)	$13,554
Loss from operations	(3,490)	(1,838)	(464)	3	(5,789)

Three Months Ended March 31, 2007
Total revenues	$12,949	$—	$221	$(210)	$12,960
Income (loss) from operations	724	(165)	(20)	—	539

Identifiable Assets
At March 31, 2008	$115,883	$977	$4,977	$(11,928)	$109,909
At December 31, 2007	114,490	2,381	1,987	(8,831)	110,027
Liquidity and Capital Resources
Sources of Liquidity
     We require cash principally to meet our operating expenses. We have financed our operations with a combination of private placements of equity securities, our initial public offering, up-front payment, milestone and royalty payments received from Takeda and R-Tech Ueno, Ltd., a Japanese pharmaceutical manufacturer, and research and development expense reimbursements from Takeda. We have raised net proceeds of $55.3 million from private equity financings and net proceeds of $28.2 million from our initial public offering. We have also received an aggregate of $140.5 million in up-front, milestone, option and expense reimbursement payments from third parties. In April 2008, we received FDA approval of our sNDA for AMITIZA for the treatment of irritable bowel syndrome with constipation in adult women and are entitled to receive a $50.0 million milestone payment from Takeda.

     As of March 31, 2008, we had cash and cash equivalents of $32.7 million, current investments of $25.9 million and non-current investments of $26.3 million compared to cash and cash equivalents of $25.6 million, current investments of $51.6 million and non-current investments of $9.4 million at December 31, 2007. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with the original maturity at time of purchase of 90 days or less.
     As of March 31, 2008, our non-current investments include $26.3 million in auction rate securities, net of an unrealized loss of $1.4 million, or $840,000 net of tax effect. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to 49 days. This mechanism generally allows existing investors to roll-over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.
     We generally invest in auction rate securities for short periods of time as part of our cash management program. Recent uncertainties in the credit markets have prevented us from liquidating certain holdings of auction rate securities as the amount of securities submitted for sale during the auction exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we considered various factors to assess the fair value and the classification of the securities as current or non-current assets. Such factors include, but are not necessarily limited to, timing of the failed auction, specific security auction history, likelihood of redemptions, restructurings and other similar liquidity events, quality of underlying collateral, rating of the security and the bond insurer and other factors. Such considerations involve a considerable amount of judgment. As a result of our assessment of the market conditions and related facts in the first quarter of 2008 and our belief that the market for these investments may take more than twelve months to recover, we classified our auction rate securities as non-current investments as of March 31, 2008.
     These investments consist of AAA-rated non-mortgage related auction rate securities and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. At March 31, 2008, the fair market values of these securities were determined through an independent valuation using two valuation methods: the market approach and income approach. The valuation included an assessment of all key underlying data and assumptions. Considerable judgment was involved in reaching these determinations. For the three months ended March 31, 2008, we recorded an unrealized loss of approximately $1.4 million, or $840,000 net of tax effect, within other comprehensive loss relating to our portfolio of auction rate securities. We attribute the declines to liquidity issues rather than credit issues. If the credit ratings of the issuer, the bond insurer or the collateral deteriorate or the carrying value of the investments decline for any other reason, we may need to adjust the carrying value of these investments. Although a limited secondary market exists for these securities, we do not intend at this time to use the secondary market to dispose of the auction rate securities.
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
     On March 5, 2008, we entered into a line of credit providing for uncommitted borrowings of up to $30.0 million. The lender has no obligation to make advances under this line of credit but may do so in its sole discretion. The line of credit is collateralized by our current and non-current investments. Advances made under this line of credit will bear an interest rate based on LIBOR plus a predetermined percentage based on the amount of the advance and other conditions. Borrowings under this line of credit are due upon the demand of the lender and the lender can make a repayment demand at its sole option at any time for any or no reason. As of March 31, 2008, we had not drawn down any funds under this line of credit.

Cash Flows
     The following table summarizes our cash flows for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Cash provided by (used in):
Operating activities	$(380)	$(6,357)
Investing activities	7,245	(96)
Financing activities	42	(360)
Effect of exchange rates	267	24

Net increase (decrease) in cash and cash equivalents	$7,174	$(6,789)

Three Months Ended March 31, 2008
     Net cash used in operating activities was $380,000 for the three months ended March 31, 2008. The net income of $505,000 was offset primarily by a non-cash reversal of deferred tax asset valuation allowances of $5.6 million, an increase in product royalties receivable of $2.6 million related to product royalty revenue for AMITIZA, an increase in prepaid and income taxes receivable and payable of $1.8 million, an increase in accounts payable of $1.4 million and a decrease in accrued liabilities of $1.6 million.
     Net cash provided by investing activities of $7.2 million for the three months ended March 31, 2008 primarily reflected our purchases of investments, offset by proceeds from the sales and maturities of investments.
     Net cash provided by financing activities of $42,000 for the three months ended March 31, 2008 resulted from the net proceeds from the exercise of stock options.
Three Months Ended March 31, 2007
     Net cash used in operating activities was $6.4 million for the three months ended March 31, 2007. The net income of $516,000 was offset by an increase in accounts receivable of $1.1 million, primarily related to research and development and co-promotion revenues from Takeda, and a decrease in deferred revenue of $6.2 million. The decrease in deferred revenue primarily related to the amortization of deferred research and development revenue over the performance period of the development of AMITIZA.
     Net cash used in investing activities of $96,000 for the three months ended March 31, 2007 reflected our purchases of property and equipment.
     Net cash used in financing activities of $360,000 for the three months ended March 31, 2007 reflected payments incurred for our initial public offering.
Funding Requirements
     We will need substantial amounts of capital to continue growing our business. We will require this capital to:
•	fund our 30% share of the two post-marketing studies of AMITIZA to evaluate its safety in patients with renal impairment and patients with hepatic impairment;

•	fund regulatory efforts in Europe and Japan for AMITIZA and cobiprostone;

•	fund development and regulatory activities for cobiprostone and SPI-017;

•	fund research and development activities for prostone compounds other than AMITIZA, cobiprostone and SPI-017;

•	fund the expansion of our commercialization activities in the United States and the initiation of commercialization efforts in non-U.S. markets; and

•	fund costs for capital expenditures to support the growth of our business.

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
     To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for research and development funding and potential future development milestone payments of up to $10.0 million, in addition to the $50.0 million milestone payment we earned in April 2008 from Takeda upon the approval of sNDA of irritable bowel syndrome with constipation, and potential future commercial milestone payments of up to $50.0 million, we do not currently have any commitments for future external funding.
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
Fair Value of Financial Instruments
     As of January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS 159, for financial instruments. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Although the adoption of SFAS 157 and SFAS 159 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The carrying amounts of our financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities, independent valuations or internal assessments.
Recent Accounting Pronouncements
     In June 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities", or EITF 07-3, which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. We adopted EITF 07-3 as of January 1, 2008 and there was no material impact upon its adoption.

     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations", or SFAS 141R and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51", or SFAS 160. SFAS 141R will change how business acquisitions are accounted for and will affect financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will be applied to acquisitions that close in years beginning after December 15, 2008. Early adoption is not permitted. SFAS 141R and SFAS 160 will not have any impact on our future consolidated financial statements unless we undertake an acquisition in the future.
     In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements", or EITF 07-1. The consensus prohibits the equity method of accounting for collaborative arrangements under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock", unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable accounting principles generally accepted in the United States, or GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance in EITF 07-1 is effective for periods that begin after December 15, 2008 and will apply to arrangements in existence as of the effective date. The effect of the new consensus will be accounted for as a change in accounting principle through retrospective application. We are assessing EITF 07-1 and its impact on our future consolidated financial statements upon adoption.
     In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We adopted SFAS 157 with respect to our financial assets and liabilities as of January 1, 2008 and do not expect that the adoption of SFAS 157 for our nonfinancial assets and liabilities will have a significant impact on our financial position or results from operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our international sales generally are denominated in U.S. Dollars, and are, therefore, not exposed to changes in foreign currency exchange rates.
     We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight deposits that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.
     Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. It is our policy to make every effort to ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of March 31, 2008.
     Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash and cash equivalents, restricted cash and investments with highly rated financial institutions. As of March 31, 2008, we had $82.4 million of cash and cash equivalents, restricted cash and investments in excess of federally insured limits.
     As of March 31, 2008, our non-current investments consisted of investments in auction rate securities. Auction rate securities are long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to 49 days. This mechanism generally allows existing investors to roll-over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value and therefore are usually classified within current assets.
     Recent uncertainties in the credit markets have prevented us from liquidating some holdings of auction rate securities during early 2008 as the amount of securities submitted for sale during the auction has exceeded the amount of purchase orders. Although an event of an auction failure does not necessarily mean that a security is impaired, we considered various factors to assess the fair value and the classification of the securities as current or non-current assets. Such factors include, but are not necessarily limited to, timing of the failed auction, specific security auction history, likelihood of redemptions, restructurings and other similar liquidity events, quality of underlying collateral, rating of the security and the bond insurer and other factors. Such considerations involve a considerable amount of judgment. As a result of our assessment of the market conditions and related facts and our belief that the market for these investments may take more than twelve months to recover, we classified our auction rate securities as a non-current investment as of March 31, 2008.

     As of March 31, 2008, all of our auction rate securities consisted of AAA rated non-mortgage related auction rate securities which are insured against loss of principal and interest by bond insurers. As of March 31, 2008, we recorded an unrealized loss of approximately $1.4 million, or $840,000 net of tax effect, with respect to our investment in auction rate securities as a result of the disruptions and failures in the auction rate securities market. This loss was recorded to other comprehensive loss during the three months ended March 31, 2008. Additionally, since it is uncertain as to when the liquidity issues relating to these investments will improve, we classified all of our investments in auction rate securities as non-current investments as of March 31, 2008. We do not anticipate having to sell the remaining securities in order to operate our business. If this changes, however, we may be unable to liquidate some holdings of the auction rate securities and, as a result, may suffer losses from these investments. Although a very limited secondary market exists for these securities, we do not currently intend to use the secondary market to dispose of the auction rate securities. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount that we would be able to collect in an ultimate sale.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon this evaluation, management has concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any legal proceedings of which the ultimate outcome, in our judgment, would have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
     Except for the risk factor listed below, we do not believe there have been material changes to the risk factors affecting our business that we included in our Annual Report on Form 10-K for the year ended December 31, 2007.
We depend significantly upon Takeda’s sales force to market AMITIZA. In addition to its own sales force, Takeda has been utilizing a sales force within an affiliated joint venture for this purpose, and the joint venture was recently terminated. Any disruptions in the marketing of AMITIZA by the Takeda sales force as a result of this development could cause a decline in our revenues.
     Under our collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, Takeda markets AMITIZA broadly to office-based specialty physicians and primary care physicians. For this purpose, Takeda has been utilizing its own sales force and a sales force within an affiliated joint venture, TAP Pharmaceutical Products, Inc., or TAP, which Takeda jointly owned with Abbot Pharmaceuticals. Takeda and Abbott recently announced that they have concluded the TAP joint venture. Takeda has informed us that the TAP sales force marketing AMITIZA will become a Takeda sales force following the termination of the joint venture. These developments could cause some short-term distraction and dislocation in the Takeda sales force promoting AMITIZA, which could cause some disruption in the marketing of AMITIZA and in turn lead to declining or deferred sales of AMITIZA. While we expect any such disruptions would be temporary and short-term, we cannot assure you that will be the case. Any longer-term disruptions could cause a material decline in our revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering of Class A Common Stock
     In August 2007, we completed an initial public offering of class A common stock pursuant to a registration statement on Form S-1 (Registration No. 333-135133) which the Securities and Exchange Commission, or SEC, declared effective on August 2, 2007. Pursuant to the registration statement, we registered the offering and sale of an aggregate of 4,312,500 shares of our class A common stock, of which 3,125,000 shares were sold by us and 625,000 shares were sold by a selling stockholder, at a price of $11.50 per share. S&R Technology Holdings, LLC, or S&R, which is wholly owned by our founders, Drs. Kuno and Ueno, granted to the underwriters an option to purchase an additional 562,500 shares of our class A common stock at the initial public offering price of $11.50 per share to cover over-allotments, if any. The initial closing of the offering occurred on August 2, 2007. The underwriters exercised their over-allotment option and purchased an additional 562,500 shares of class A common stock from S&R on August 29, 2007. We did not receive any proceeds from the sale of these shares by S&R. The managing underwriters for the offering were Cowen and Company, LLC, CIBC World Markets Corp. and Leerink Swann & Co., Inc.
     We raised a total of $28.2 million in net proceeds from our initial public offering. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our common stock or to any affiliate of ours, and none of the expenses we incurred in connection with the offering or the underwriting discounts and commissions were paid, directly or indirectly, to any such persons. We did, however, contemporaneously with the closing of our initial public offering, make payments of approximately $3.1 million in the aggregate to Ryuji Ueno, a director, officer and 10% stockholder, and Sachiko Kuno, a 10% stockholder, in settlement of special stock and cash awards that had been made to them in June 2007.
     As of March 31, 2008, we have used approximately $10.0 million of the net proceeds from the offering as follows:
•	approximately $112,000 to fund our share of two post-marketing studies of AMITIZA to evaluate its safety in patients with renal impairment and patients with hepatic impairment;

•	approximately $4.0 million to fund development and regulatory activities for SPI-8811 and SPI-017;

•	approximately $5.2 million to fund regulatory efforts by Sucampo Europe and Sucampo Japan for AMITIZA and cobiprostone;

•	approximately $447,000 for research and development activities for prostone compounds other than AMITIZA, cobiprostone and SPI-017; and

•	approximately $261,000 to fund costs in connections with computers, software and information technology to support growth in our business.
     We have invested the remaining net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed August 8, 2007)

3.2	Form of Restated Bylaws	Exhibit 3.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Indemnification Agreement, dated May 12, 2008, between the Company and John C. Wright	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.
May 14, 2008	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors (Principal Executive Officer)

May 14, 2008	By:	/s/ MARIAM E. MORRIS
Mariam E. Morris
Chief Financial Officer (Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed August 8, 2007)

3.2	Form of Restated Bylaws	Exhibit 3.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Indemnification Agreement, dated May 12, 2008, between the Company and John C. Wright	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith