Form 10-Q
period 2008-06-30
Sucampo Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2008, there were 15,607,989 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS:

Current assets:
Cash and cash equivalents	$26,483	$25,559
Investments, current	87,615	51,552
Product royalties receivable	10,283	8,667
Unbilled accounts receivable	5,679	5,883
Accounts receivable	2,910	1,525
Prepaid and income taxes receivable	119	1,922
Deferred tax assets, net	1,394	88
Prepaid expenses and other current assets	1,811	2,222

Total current assets	136,294	97,418

Investments, non-current	20,932	9,400
Property and equipment, net	2,355	2,265
Deferred tax assets — noncurrent, net	4,713	551
Other assets	401	393

Total assets	$164,695	$110,027

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$3,524	$3,313
Accrued expenses	10,404	8,730
Deferred revenue — current	10,867	1,062
Income taxes payable	13,409	—

Total current liabilities	38,204	13,105

Deferred revenue, net of current portion	8,344	8,626
Other liabilities	1,774	1,768

Total liabilities	48,322	23,499

Commitments (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2008 and December 31, 2007; 15,595,518 and 15,538,518 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	156	155
Class B common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2008 and December 31, 2007; 26,191,050 shares issued and outstanding at June 30, 2008 and December 31, 2007	262	262
Additional paid-in capital	97,594	96,680
Accumulated other comprehensive loss	(1,844)	(393)
Retained earnings (accumulated deficit)	20,205	(10,176)

Total stockholders’ equity	116,373	86,528

Total liabilities and stockholders’ equity	$164,695	$110,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Research and development revenue	$55,436	$38,087	$61,546	$47,453
Product royalty revenue	10,901	9,562	16,981	11,871
Co-promotion revenue	1,236	1,134	2,458	2,267
Contract and collaboration revenue	141	151	283	304

Total revenues	67,714	48,934	81,268	61,895

Operating expenses:
Research and development	12,931	8,082	24,147	14,690
General and administrative	3,561	13,017	6,728	15,170
Selling and marketing	2,870	3,776	5,718	7,026
Milestone royalties — related parties	2,500	1,500	3,531	1,500
Product royalties — related parties	1,951	1,700	3,032	2,111

Total operating expenses	23,813	28,075	43,156	40,497

Income from operations	43,901	20,859	38,112	21,398
Non-operating income (expense):
Interest income	565	471	1,207	795
Other (expense) income, net	(13)	42	(1)	36

Total non-operating income, net	552	513	1,206	831

Income before income taxes	44,453	21,372	39,318	22,229
Income tax provision	(14,577)	(7,489)	(8,937)	(7,829)

Net income	$29,876	$13,883	$30,381	$14,400

Net income per share:
Basic net income per share	$0.72	$0.40	$0.73	$0.41

Diluted net income per share	$0.71	$0.39	$0.72	$0.41

Weighted average common shares outstanding — basic	41,757	34,990	41,745	34,990

Weighted average common shares outstanding — diluted	42,038	35,505	42,026	35,505

Comprehensive income:
Net income	$29,876	$13,883	$30,381	$14,400
Other comprehensive (loss) income:
Unrealized loss on investments, net of tax effect	(616)	—	(1,456)	—
Foreign currency translation	(325)	(101)	5	(81)

Comprehensive income	$28,935	$13,782	$28,930	$14,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated	Retained
	Class A		Class B		Additional	Other	Earnings	Total
	Common Stock		Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity
Balance at December 31, 2007	15,538,518	$155	26,191,050	$262	$96,680	$(393)	$(10,176)	$86,528
Stock issued upon exercise of stock options	57,000	1	—	—	403	—	—	404
Employee stock option expense, net of tax benefit	—	—	—	—	511	—	—	511
Foreign currency translation	—	—	—	—	—	5	—	5
Unrealized loss on investments, net of tax effect	—	—	—	—	—	(1,456)	—	(1,456)
Net income	—	—	—	—	—	—	30,381	30,381

Balance at June 30, 2008	15,595,518	$156	26,191,050	$262	$97,594	$(1,844)	$20,205	$116,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$30,381	$14,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	212	60
Deferred tax (benefit) provision	(4,543)	4,367
Stock-based compensation	440	6,071
Accretion of discounts on investments	(122)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,336)	(31,379)
Unbilled accounts receivable	204	—
Product royalties receivable	(1,616)	(7,532)
Prepaid and income taxes receivable and payable, net	15,213	3,454
Accounts payable	53	659
Accrued expenses	1,732	4,321
Deferred revenue	9,521	(11,234)
Other assets and liabilities, net	462	3,989

Net cash provided by (used in) operating activities	50,601	(12,824)

Cash flows from investing activities:
Purchases of investments	(111,304)	—
Proceeds from the sales of investments	38,950	24
Maturities of investments	22,500	—
Purchases of property and equipment	(302)	(1,340)
Excess tax benefits from share-based payments	71	—

Net cash used in investing activities	(50,085)	(1,316)

Cash flows from financing activities:
Proceeds from exercise of stock options	404	—
Payments of initial public offering costs	—	(632)

Net cash provided by (used in) financing activities	404	(632)

Effect of exchange rates on cash and cash equivalents	4	(69)

Net increase (decrease) in cash and cash equivalents	924	(14,841)
Cash and cash equivalents at beginning of period	25,559	22,481

Cash and cash equivalents at end of period	$26,483	$7,640

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
     The Company is party to a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Takeda) to jointly develop and commercialize AMITIZA® (lubiprostone) for chronic idiopathic constipation, irritable bowel syndrome with constipation, opioid-induced bowel dysfunction and other gastrointestinal indications in the United States and Canada. In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration (FDA) for AMITIZA’s first indication to treat chronic idiopathic constipation in adults. Commercialization of AMITIZA began in April 2006 throughout the United States. On April 29, 2008, the Company received marketing approval from the FDA for AMITIZA to treat irritable bowel syndrome with constipation in women 18 years of age or older. Commercialization for this indication began in May 2008 throughout the United States. The Company is currently conducting Phase III pivotal clinical trials of AMITIZA for the treatment of opioid-induced bowel dysfunction.
     The Company’s founders own directly or indirectly the majority holdings in multiple companies. One of the Company’s founders serves as the Chairman of the Board of Directors, Chief Executive Officer and Chief Scientific Officer of the Company.
     The Company’s international operations are conducted through its subsidiaries in the United Kingdom and Japan.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.
     The condensed consolidated financial statements include the accounts of Sucampo and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated accounts.
2. Summary of Significant Accounting Policies
Current and Non-Current Investments
     Current and non-current investments consist primarily of U.S. Treasury bills and notes and auction rate securities. The Company’s investments in these securities are classified as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Although the auction rate securities have variable interest rates which typically reset every seven to 49 days through a competitive bidding process known as a “Dutch auction”, they have long-term contractual maturities usually exceeding ten years, and therefore are not classified as cash equivalents. These investments have historically been classified within current assets because the holder of the auction rate security has had the ability to liquidate these securities if needed within a short time frame, usually at the next auction. However, as a result of liquidity issues related to the auction rate security market during 2008, the Company has classified $20.9 million of its auction rate securities as non-current as of June 30, 2008. The Company classified $3.9 million of its auction rate securities as current investments as of June 30, 2008 due to its redemption at par value on July 2, 2008.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     The available-for-sale securities are accounted for at fair market value and unrealized gains and losses on these securities, if any, are included in accumulated other comprehensive loss in stockholders’ equity. The fair value of the securities is measured in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157), which was adopted by the Company on January 1, 2008. SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. The Company assesses the recoverability of its available-for-sale securities and, if impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. Other-than-temporary impairments are included in the condensed consolidated statement of operations and comprehensive income. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to other comprehensive income.
     Interest and dividend income is recorded when earned and included in interest income. Premiums and discounts on investments, if any, are amortized or accreted to maturity and included in interest income. The Company uses the specific identification method in computing realized gains and losses on sale of its securities. During the three and six months ended June 30, 2008 and 2007, there were no gains or losses realized on the sale of investments.
     The adoption of SFAS 157 did not materially affect the Company’s financial condition, results of operations, or cash flow. The Company is now required to provide additional disclosures as part of its financial statements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. See additional disclosures related to the determination of the fair value of the Company’s investments in Note 4.
     The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, on January 1, 2008. The adoption of SFAS 159 did not materially affect the Company’s financial condition, results of operations, or cash flows.
Certain Risks, Concentrations and Uncertainties
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash and cash equivalents, restricted cash and investments with highly rated financial institutions. At June 30, 2008 and December 31, 2007, the Company had approximately $133.0 million and $85.9 million, respectively, of cash and cash equivalents, restricted cash and investments in excess of government insured limits. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.
     As of June 30, 2008, all of the Company’s auction rate securities consisted of AAA rated non-mortgage related auction rate securities which are insured against loss of principal and interest by bond insurers. During the three and six months ended June 30, 2008, the Company reduced its investment in auction rate securities by either redeeming or selling $625,000 and $33.9 million, respectively, of investments at par value, net of purchases. At June 30, 2008, the Company continues to hold $24.8 million of investments in auction rate securities at fair value. As a result of the disruptions and failures in the auction rate securities market, the Company recorded an unrealized loss of $844,000, or $453,000 net of tax effect, for the three months ended June 30, 2008, and $2.2 million, or $1.3 million net of tax effect, for the six months ended June 30, 2008, related to its investment in auction rate securities. This unrealized loss was recorded as other comprehensive loss during the three and six months ended June 30, 2008. Although recent actions initiated primarily by the issuers of the auction rate securities led to redemptions and successful auctions of certain securities, it remains uncertain as to when the liquidity issues relating to these investments will be fully resolved. Therefore, the Company classified all of its investments in auction rate securities as non-current investments as of June 30, 2008, with the exception of the $3.9 million investment that was redeemed at par value in July 2008. The Company does not anticipate having to sell the remaining securities in order to operate its business. If this changes, however, the Company may be unable to liquidate some holdings of the auction rate securities and, as a result, may suffer losses from these investments. Although a very limited secondary market exists for these securities, the Company does not currently intend to use the secondary market to dispose of the auction rate securities. In addition, given the complexity of auction rate securities and their valuations, the Company’s estimates of their fair value may differ from the actual amount that the Company would be able to collect in an ultimate sale.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     The Company’s product, AMITIZA, and other candidates under development require approval from the FDA or other international regulatory agencies prior to commercial sales. For those product candidates that have not yet been approved by the FDA, or international regulatory agencies, there can be no assurance the products will receive the necessary approval. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company.
     The Company’s product, AMITIZA, competes in a rapidly changing, highly competitive market, which is characterized by advances in scientific discovery, changes in customer requirements, evolving regulatory requirements and developing industry standards. Any failure by the Company to anticipate or to respond adequately to scientific developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services could have a material adverse effect on the Company’s business, operating results and future cash flows.
     The Company’s expected activities will necessitate significant uses of working capital throughout 2008 and beyond. The Company’s working capital requirements will depend on many factors, including the successful sales of AMITIZA, research and development efforts to develop new products, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s new products by physicians and patients. The Company plans to continue financing operations in part with cash received from its initial public offering, from milestones and other revenue related to its joint collaboration and license agreement and the supplemental agreement entered into with Takeda (see Note 9), as well as continued product royalties.
     The Company depends significantly upon the collaboration with Takeda and the Company’s activities may be affected if this relationship is disrupted. Revenues from Takeda accounted for more than 99% of the Company’s total revenues for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 91% and 99% of the Company’s accounts receivable, unbilled accounts receivable and product royalties receivable at June 30, 2008 and December 31, 2007, respectively (see Note 9).
     The Company has an exclusive supply arrangement with R-Tech Ueno, Ltd (R-Tech), an affiliate, to provide it with commercial and clinical supplies of its product and product candidates. Any difficulties or delays in performing the services under this exclusive supply arrangement may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (see Note 8).
     The Company has previously entered into a restated license agreement with Sucampo AG (SAG) to grant the Company a royalty-bearing, exclusive, worldwide license to develop prostone compounds, including AMITIZA and cobiprostone. SAG is a Swiss-patent holding company and an affiliate. The Company’s success depends, in part, on SAG’s ability to obtain and maintain proprietary protection for the intellectual property rights relating to the prostone technology and products (see Note 8).
Deferred Revenue
     Consistent with the Company’s policy on revenue recognition, deferred revenue represents payments received or receivables for licensing fees, option fees, consulting, research and development contracts and related cost sharing and supply agreements that are reflected as deferred revenue until revenue can be recognized under the Company’s revenue recognition policy. Deferred revenue is classified as current if management believes the Company will be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. During the three months ended June 30, 2008, the Company agreed to receive quarterly prepayments from Takeda for its research and development expenses under the agreements with Takeda. As of June 30, 2008, approximately $8.1 million of deferred revenue relates to these prepayments (see Note 6).
Cumulative Out-of-Period Adjustment
     The Company recorded a cumulative adjustment of approximately $871,000 and $148,000 during the three and six months ended June 30, 2008, respectively, to recognize additional research and development expenses that had not been recorded in prior periods. The error resulted from incorrect accounting for investigator services for the Phase 2b study of lubiprostone for adult chronic idiopathic constipation initiated in Japan in the fourth quarter of 2007. The effect of this adjustment on the consolidated financial statements was not material for the year ended December 31, 2007, for the three months ended March 31, 2008 or for the period in which it was recorded, as the adjustment consisted of insignificant amounts related to each of these periods.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Reclassifications
     Certain amounts in the previously issued financial statements have been reclassified to conform with the current presentation. The Company reclassified expenses that have been previously included within general and administrative expenses to research and development expenses. Such expenses primarily include salaries and other employee benefits of personnel who oversee the research and development process, and allocated depreciation and rent expenses and insurance costs. The Company also reclassified allocated depreciation and rent expenses and insurance costs from general and administrative expenses to selling and marketing expenses. During the three months ended June 30, 2007, the Company reclassified $734,000 and $51,000 of general and administrative expenses to research and development expenses and selling and marketing expenses, respectively. During the six months ended June 30, 2007, the Company reclassified approximately $1.4 million and $69,000 of general and administrative expenses to research and development expenses and selling and marketing expenses, respectively.
Change in Estimate
     In June 2006, a joint committee comprised of representatives of the Company and Takeda (the Joint Commercialization Committee) granted approval for the Company and Takeda to begin three studies related to funding arrangements discussed in the collaboration and license agreement and its supplement. The Company accounts for these three required deliverables as a single unit of accounting for revenue recognition purposes. Effective April 1, 2008, as a result of lower-than-expected patient enrollment in one of the studies, the Joint Commercialization Committee approved an increase in funding for patient recruitment. Additionally, the Company concluded that the estimated completion of these trials would be extended from June 2009 to December 2009. As such, the Company determined that the recognition period for associated research and development revenue should be extended. The related research and development revenue is limited to the lesser of the actual cumulative reimbursable costs incurred or the cumulative straight-line amount of revenue recognized over the estimated performance period. As a result of the extended completion date and an increase of total expected reimbursable costs, the Company deferred approximately $1.7 million in research and development revenue as of June 30, 2008. Under the provision of SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), the Company will recognize this as a change in estimate on a prospective basis from April 1, 2008. This change in estimate has the following impact on net income and basic and diluted net income per share for the three and six months ended June 30, 2008:

(In thousands, except per share data)
Decrease in revenue and income before income taxes	$(1,693)
Impact on basic net income per share	(0.04)
Impact on diluted net income per share	(0.04)
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The GAAP hierarchy previously resided in the American Institute of Certified Public Accountants’ statements on auditing standards, which are directed to the auditor rather than the reporting entity. SFAS 162 moves the GAAP hierarchy to the accounting literature, thereby directing it to reporting entities since it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 will not have any impact on the Company’s consolidated financial statements.
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
     The computation of net income per share for the three and six months ended June 30, 2008 and 2007 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Basic net income per share:
Net income	$29,876	$13,883	$30,381	$14,400

Weighted average class A and B common shares outstanding	41,757	34,990	41,745	34,990

Basic net income per share	$0.72	$0.40	$0.73	$0.41

Diluted net income per share:
Net income	$29,876	$13,883	$30,381	$14,400

Weighted average class A and B common shares outstanding for diluted net income per share	41,757	34,990	41,745	34,990
Assumed exercise of stock options under the treasury stock method	281	515	281	515

	42,038	35,505	42,026	35,505

Diluted net income per share	$0.71	$0.39	$0.72	$0.41

     For the periods listed above, the potentially dilutive securities used in the calculations of diluted historical net income per share as of June 30, 2008 and 2007 are as follows:

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	June 30,
(In thousands)	2008	2007
Employee stock options	583	641
Non-employee stock options	470	510
     For the periods listed above, the following securities were excluded from the computation of diluted net income per share as their effect would be anti-dilutive as of June 30, 2008 and 2007:

	June 30,
(In thousands)	2008	2007
Employee stock options	260	—
4. Current and Non-Current Investments
     At June 30, 2008 and December 31, 2007, current and non-current available-for-sale investments consisted of the following securities:

	June 30, 2008
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$83,826	$3	$(166)	$83,663
Auction rate securities	3,900	—	—	3,900
Money market funds	52	—	—	52

Total	$87,778	$3	$(166)	$87,615

Non-current:
Auction rate securities	$23,150	$—	$(2,218)	$20,932

	December 31, 2007
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
Auction rate securities	$51,500	$—	$—	$51,500
Money market funds	52	—	—	52

Total	$51,552	$—	$—	$51,552

Non-current:
Auction rate securities	$9,400	$—	$—	$9,400

     The Company’s assets measured at fair value on a recurring basis, which are subject to the disclosure requirements of SFAS 157, at June 30, 2008 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total as of
(In thousands)	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
U.S. Treasury bills and notes	$83,663	$—	$—	$83,663
Auction rate securities	—	3,900	20,932	24,832
Other available-for-sale securities	52	—	—	52

Total assets measured at fair value	$83,715	$3,900	$20,932	$108,547

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     Based on market conditions, the Company changed its valuation methodology for auction rate securities to a valuation method that includes market and income approaches during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s valuation hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008. The Level 2 securities consist of the auction rate security that was redeemed at par subsequent to June 30, 2008.
     The following table presents the Company’s assets measured at fair value on a recurring basis using significant observable inputs (Level 2) and significant unobservable inputs (Level 3) as defined in SFAS 157 during the six months ended June 30, 2008:

Auction Rate
(In thousands)	Securities
Balance at January 1, 2008	$9,400
Transfers to Level 2	3,900
Transfers to Level 3	51,500
Total gains (losses) (realized or unrealized):
Included in earnings	—
Included in other comprehensive loss	(2,218)
Purchases	5,100
Settlements	(38,950)

Balance at June 30, 2008	$24,832

5. Accrued Expenses
     Accrued expenses consist of the following as of:

	June 30,	December 31,
(In thousands)	2008	2007
Research and development costs	$5,266	$4,422
Selling and marketing costs	245	384
Employee compensation	1,556	1,867
Legal service fees	179	226
Product royalty liability — related party	1,952	1,536
Other accrued expenses	1,206	295

	$10,404	$8,730

6. Deferred Revenue
     At June 30, 2008 and December 31, 2007, total deferred revenue was approximately $19.2 million and $9.7 million, respectively.
     Total deferred revenue consists of the following as of:

	June 30,	December 31,
(In thousands)	2008	2007
Deferred revenue — current	$10,867	$1,062
Deferred revenue, net of current portion	8,344	8,626

	$19,211	$9,688

     During the three months ended June 30, 2008, the Company began receiving quarterly prepayments for its research and development expenses under the agreement with Takeda. As of June 30, 2008, approximately $8.1 million of deferred revenue relates to these prepayments.
7. Commitments
Operating Leases
     The Company leases office space in the United States, United Kingdom and Japan under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases are as follows as of June 30, 2008:

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(In thousands)
2008	$759
2009	1,421
2010	969
2011	938
2012	963
2013 and thereafter	4,243

Total minimum lease payments	$9,293

     Rent expense for all operating leases was $292,000 and $297,000 for the three months ended June 30, 2008 and 2007, respectively, and $577,000 and $464,000 for the six months ended June 30, 2008 and 2007, respectively.
Research and Development Costs
     The Company routinely enters into agreements with third-party clinical research organizations (CROs) to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs under these agreements as of June 30, 2008 were approximately $18.4 million.
8. Related Party Transactions
R-Tech Ueno, Ltd.
     The Company is a party to multiple exclusive supply agreements with R-Tech, whereby R-Tech manufactures and supplies AMITIZA and other prostone compounds for Sucampo. During the three months ended June 30, 2008 and 2007, the Company purchased from R-Tech $127,000 and $402,000, respectively, and $525,000 and $1.6 million for the six months ended June 30, 2008 and 2007, respectively, of clinical supplies under the terms of these agreements.
     The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

	June 30,	December 31,
(In thousands)	2008	2007
Deferred revenue — current	$419	$419
Deferred revenue, net of current portion	6,653	6,862

	$7,072	$7,281

     The Company recognized approximately $105,000 of deferred revenue relating to its agreements with R-Tech for the three months ended June 30, 2008 and 2007 and approximately $209,000 for the six months ended June 30, 2008 and 2007, which was recorded as contract and collaboration revenue in the condensed consolidated statements of operations and comprehensive income.
Sucampo AG License Agreements
     During the first quarter of 2008, the Company submitted a Marketing Authorization Application (MAA) for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in nine European countries using the decentralized procedure. The submission of the MAA triggered the obligation on the part of the Company under the license agreement with SAG to make a $1.0 million payment to SAG. The Company recorded the expense as milestone royalties — related parties in the first quarter of 2008 and paid the milestone in the second quarter of 2008.
     The Company expensed approximately $1.9 million and $1.7 million in product royalties — related parties under the license agreement with SAG for the three months ended June 30, 2008 and 2007, respectively, and approximately $3.0 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.

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
     Takeda made an up-front payment of $20.0 million in 2004 and, upon its receipt, the Company deferred approximately $2.4 million because the amount was associated with the Company’s obligation to participate in joint committees with Takeda. Approximately $1.8 million of the initial up-front payment remains deferred as of June 30, 2008, and is being recognized on a straight-line basis over the remaining life of the Takeda Agreement through 2020.
     The Company has also received a total of $80.0 million in development milestone payments through June 30, 2008 for this development work. In June 2007, the Company submitted the supplemental new drug application (sNDA) to the FDA for irritable bowel syndrome with constipation and received a $30.0 million milestone from Takeda that was recognized as revenue in the second quarter of 2007. The Company received a $50.0 million milestone from Takeda as a result of the FDA’s approval on April 29, 2008 of the sNDA for irritable bowel syndrome with constipation in women 18 years of age and older and recognized the payment as research and development revenue in the second quarter of 2008. Subject to future development and commercial milestones, the Company is potentially entitled to receive up to $10.0 million in additional development milestone payments and up to $50.0 million in commercial milestone payments, under the collaboration and license agreements with Takeda, although there can be no assurance that the Company will receive any such payments.
     The following table summarizes the cash streams and related collaboration and research and development revenue recognized under the collaboration and license agreements with Takeda for the six months ended June 30, 2008:

			Revenue	Change in
		Cash Received	Recognized	Accounts
		for the	for the	Receivable
	Amount	Six Months	Six Months	for the Six	Amount
	Deferred at	Ended	Ended	Months Ended	Deferred at
	December 31,	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2008	2008	2008	2008
Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint committees with Takeda	$1,911	$—	$74	$—	$1,837

Research and development revenue:
Development milestones	$—	$50,000	$50,000	$—	$—
Reimbursement of research and development expenses	—	20,545	11,546	(881)	8,118

Total	$—	$70,545	$61,546	$(881)	$8,118

Product royalty revenue	$—	$15,471	$16,981	$1,616	$106

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

			Revenue
		Cash Received	Recognized
		for the	for the
	Accounts	Six Months	Six Months	Accounts	Amount
	Receivable at	Ended	Ended	Receivable at	Deferred at
	December 31,	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007*	2008	2008	2008*	2008
Research and development revenue:
Development milestones	$—	$50,000	$50,000	$—	$—

Reimbursement of research and development expenses	$6,887	$20,545	$11,546	$6,006	$8,118

Product royalty revenue	$8,667	$15,471	$16,981	$10,283	$106

Co-promotion revenue	$360	$2,442	$2,458	$376	$—

*	Includes billed and unbilled accounts receivable.
     In connection with the Company’s MAA filing for lubiprostone in Europe, the Company agreed with Takeda to make a one-time payment of approximately $1.8 million, which will permit the Company to use in Europe, the Middle East and Africa certain data and information developed under the Takeda Agreement relating to the use of lubiprostone to treat chronic idiopathic constipation. The Company recognized this payment as a research and development expense in the first quarter of 2008.
10. Stock Option Plan
     The following table summarizes the employee stock option activity for the six months ended June 30, 2008 under the Company’s 2001 Incentive Plan:

			Weighted
		Weighted Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(In thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Options outstanding, December 31, 2007	640,900	$10.24
Options exercised	(17,000)	10.00
Options forfeited	(34,850)	10.00
Options expired	(21,250)	10.00

Options outstanding, June 30, 2008	567,800	10.27	6.49	$261

Options exercisable, June 30, 2008	552,925	10.28	6.45	$251

     The following table summarizes the employee stock option activity for the six months ended June 30, 2008 under the Company’s 2006 Incentive Plan:

			Weighted
		Weighted Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(In thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Options outstanding, December 31, 2007	267,500	$14.44
Options granted	30,000	12.25
Options forfeited	(12,750)	14.12
Options expired	(10,000)	14.12

Options outstanding, June 30, 2008	274,750	14.09	8.47	$—

Options exercisable, June 30, 2008	62,500	14.46	8.25	$—

     The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and the year ended December 31, 2007 were $6.15 and $7.19, respectively. As of June 30, 2008, approximately $1.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.47 years.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     The following table summarizes the non-employee stock option activity for the six months ended June 30, 2008 under the Company’s 2001 Incentive Plan:

			Weighted
		Weighted Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(In thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Options outstanding, December 31, 2007	510,000	$5.85
Options exercised	(40,000)	5.85

Options outstanding, June 30, 2008	470,000	5.85	6.83	$2,294

Options exercisable, June 30, 2008	470,000	5.85	6.83	$2,294

11. Income Taxes
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
     For the three months ended June 30, 2008 and 2007, the Company’s consolidated effective tax rate was 32.8% and 35.0%, respectively. For the six months ended June 30, 2008 and 2007, the Company’s consolidated annualized effective tax rate was 22.7% and 35.2%, respectively. For the three months ended June 30, 2008 and 2007, the Company recorded a tax provision of $14.6 million and $7.5 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded a tax provision of $8.9 million and $7.8 million, respectively. As a result of the FDA approval of the sNDA for irritable bowel syndrome with constipation and the related impact on projected income in 2008 and future years based on the $50.0 million milestone payment and expected product royalties, the Company believes that its U.S. deferred tax assets will likely be realized. Accordingly, the tax provision recorded during the six months ended June 30, 2008 reflects a discrete release of U.S. deferred tax asset valuation allowances of $4.8 million and a reduction in the projected 2008 effective tax rate applied to first and second quarter 2008 pre-tax income.
     As required under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2008 and 2007 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods.
12. Uncommitted Line of Credit
     On March 5, 2008, the Company entered into a line of credit providing for uncommitted borrowings of up to $30.0 million. The lender has no obligation to make advances under this line of credit but may do so in its sole discretion. The line of credit is collateralized by our current and non-current investments. Advances made under this line of credit will bear an interest rate based on LIBOR plus a predetermined percentage based on the amount of the advance and other conditions. Borrowings under this line of credit are due upon the demand of the lender and the lender can make a repayment demand at its sole option at any time for any or no reason. As of June 30, 2008, the Company had not drawn down any funds under this line of credit.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Segment Reporting
     The Company has determined that it has three reportable geographic segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the United States, Europe and Japan. The Company evaluates the performance of these segments based on income (loss) from operations, as well as other factors, including the progress of its research and development activities. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services by the European and Japanese entities to the United States entity. Following is a summary of financial information by reportable geographic segment.

				Intercompany
(In thousands)	United States	Europe	Japan	Eliminations	Consolidated
Three Months Ended June 30, 2008
Research and development revenue	$55,436	$—	$—	$—	$55,436
Product royalty revenue	10,901	—	—	—	10,901
Co-promotion revenue	1,236	—	—	—	1,236
Contract and collaboration revenue	141	—	210	(210)	141

Total revenues	67,714	—	210	(210)	67,714
Depreciation and amortization	108	—	2	—	110
Other operating expenses	20,561	584	2,768	(210)	23,703

Income (loss) from operations	47,045	(584)	(2,560)	—	43,901
Interest income	590	1	—	(26)	565
Other non-operating expense, net	(6)	(32)	(1)	26	(13)

Income (loss) before income taxes	$47,629	$(615)	$(2,561)	$—	$44,453

Capital expenditures	$128	$—	$3	$—	$131

Three Months Ended June 30, 2007
Research and development revenue	$38,087	$—	$—	$—	$38,087
Product royalty revenue	9,562	—	—	—	9,562
Co-promotion revenue	1,134	—	—	—	1,134
Contract and collaboration revenue	141	—	220	(210)	151

Total revenues	48,924	—	220	(210)	48,934
Depreciation and amortization	37	—	(1)	—	36
Other operating expenses	27,409	144	696	(210)	28,039

Income (loss) from operations	21,478	(144)	(475)	—	20,859
Interest income	471	—	—	—	471
Other non-operating income (expense), net	8	(5)	39	—	42

Income (loss) before income taxes	$21,957	$(149)	$(436)	$—	$21,372

Capital expenditures	$1,244	$—	$—	$—	$1,244

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Intercompany
(In thousands)	United States	Europe	Japan	Eliminations	Consolidated
Six Months Ended June 30, 2008
Research and development revenue	$61,546	$—	$—	$—	$61,546
Product royalty revenue	16,981	—	—	—	16,981
Co-promotion revenue	2,458	—	—	—	2,458
Contract and collaboration revenue	283	—	417	(417)	283

Total revenues	81,268	—	417	(417)	81,268
Depreciation and amortization	208	—	4	—	212
Other operating expenses	37,505	2,422	3,437	(420)	42,944

Income (loss) from operations	43,555	(2,422)	(3,024)	3	38,112
Interest income	1,246	5	3	(47)	1,207
Other non-operating (expense) income, net	(33)	(13)	1	44	(1)

Income (loss) before income taxes	$44,768	$(2,430)	$(3,020)	$—	$39,318

Capital expenditures	$299	$—	$3	$—	$302

Six Months Ended June 30, 2007
Research and development revenue	$47,453	$—	$—	$—	$47,453
Product royalty revenue	11,871	—	—	—	11,871
Co-promotion revenue	2,267	—	—	—	2,267
Contract and collaboration revenue	283	—	441	(420)	304

Total revenues	61,874	—	441	(420)	61,895
Depreciation and amortization	58	—	2	—	60
Other operating expenses	39,614	309	934	(420)	40,437

Income (loss) from operations	22,202	(309)	(495)	—	21,398
Interest income	791	—	4	—	795
Other non-operating income (expense), net	5	(8)	39	—	36

Income (loss) before income taxes	$22,998	$(317)	$(452)	$—	$22,229

Capital expenditures	$1,340	$—	$—	$—	$1,340

As of June 30, 2008
Property and equipment, net	$2,268	$—	$87	$—	$2,355

Identifiable assets	$173,195	$471	$3,070	$(12,041)	$164,695

As of December 31, 2007
Property and equipment, net	$2,182	$—	$83	$—	$2,265

Identifiable assets	$114,490	$2,381	$1,987	$(8,831)	$110,027

14. Subsequent Events
     On July 28, 2008, the Company announced that it had enrolled its first patient in a single-center Phase II trial evaluating its clinical stage compound, cobiprostone, for the treatment of portal hypertension in patients with liver cirrhosis. Cirrhosis, a chronic degenerative liver disease characterized by fibrous scar tissue on the lobes, inhibits liver function and restricts normal blood flow. The obstruction in blood flow from cirrhosis is a common cause of portal hypertension.
      On August 8, 2008, the Company’s broker agreed to a settlement in principle with the SEC and various state regulatory authorities, which includes a program to redeem auction rate securities held by customers who purchased the securities through the broker. The broker has informed the Company that the program will provide the Company an opportunity during a two-year period beginning June 30, 2010 to have all auction rate securities it purchased through the broker redeemed at par value, if such securities have not already been redeemed.

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
Overview
     We are a specialty biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. In January 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for our first product, AMITIZA, for the treatment of chronic idiopathic constipation in adults. On April 29, 2008, the FDA approved AMITIZA for its second indication, the treatment of irritable bowel syndrome with constipation in women 18 years of age or older.
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
     We first generated product royalty revenue for commercial sales of AMITIZA in the second quarter of 2006. Although we reported net income for the years ended December 31, 2007 and 2006, we have historically incurred operating losses, resulting principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for the next several years as we continue to expand our research and development activities, seek regulatory approvals for additional indications for AMITIZA and for other compounds in the United States and abroad, expand our international operations and augment our sales and marketing capabilities. While we expect future profitability, whether we are able to sustain profitability will depend upon our ability to generate revenues and receive payments under our contracts with Takeda or similar future arrangements. In the near term, our ability to generate product revenues will depend primarily on the successful commercialization and continued development of additional indications for AMITIZA.
     As a result of the FDA approval of AMITIZA for the treatment of the irritable bowel syndrome with constipation in women 18 years and older, we received a development milestone payment of $50.0 million from Takeda in the second quarter of 2008 and we recognized the payment as research and development revenue. Consequently, in accordance with the restated license agreement with SAG, we paid and recorded as research and development expense a $2.5 million milestone royalty to SAG during the three months ended June 30, 2008, reflecting 5% of the $50.0 million development milestone payment that we received from Takeda.

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

In February 2008, we submitted a Marketing Approval Application, or MAA, for lubiprostone, 24 micrograms, or mcg, for the indication of chronic idiopathic constipation in adults in the United Kingdom. The MAA was submitted using the decentralized procedure with the United Kingdom, through its Medicines and Healthcare Products Regulatory Agency, serving as the reference member state, with additional applications subsequently submitted to the member states of Belgium, Denmark, France, Germany, Ireland, the Netherlands, Spain and Sweden. In May 2008, we received notification that all of the MAAs have been received and validated by the individual regulatory agencies. In June 2008, we submitted a MAA for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in Switzerland.

In November 2007, we initiated a multi-center Phase 2b dose-ranging study in Japan to evaluate the safety and efficacy of lubiprostone for treating chronic idiopathic constipation in adults and we expect to complete this trial by the end of the fourth quarter of 2008.

•	Cobiprostone. We are developing orally administered cobiprostone to treat various gastrointestinal and liver disorders, including non-steroidal anti-inflammatory drug-induced ulcers, portal hypertension, non-alcoholic fatty liver disease and gastrointestinal disorders associated with cystic fibrosis. We also are planning to develop an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease. Our near term focus is on the development of cobiprostone as a treatment for non-steroidal anti-inflammatory drug-induced ulcers. We commenced a Phase II clinical trial of cobiprostone for the treatment of non-steroidal anti-inflammatory drug-induced ulcers in the third quarter of 2007. We expect to enroll approximately 120 patients in this clinical trial, which we plan to complete in mid-2009. We also initiated a Phase II proof-of-concept study of cobiprostone for the treatment of portal hypertension in patients with liver cirrhosis in July 2008 and we expect to complete the trials by mid-2009.

•	SPI-017. We are developing SPI-017 to treat vascular disease and central nervous system disorders. We are initially focused on developing an intravenous formulation of this product candidate for the treatment of peripheral arterial disease. We also are developing an oral formulation of SPI-017 for the treatment of Alzheimer’s disease. We plan to initiate Phase I clinical trials of the intravenous and oral formulation of SPI-017 by the end of 2008.
Results of Operations
Reclassifications
     We have reclassified certain amounts in the previously issued financial statements to conform with the current presentation. We reclassified expenses that have been previously included within general and administrative expenses to research and development expenses. Such expenses primarily include salaries and other employee benefits of personnel who oversee research and development projects, and allocated depreciation and rent expenses and insurance costs. We also reclassified allocated depreciation and rent expenses and insurance costs from general and administrative expenses to selling and marketing expenses. During the three months ended June 30, 2007, we reclassified $734,000 and $51,000 of general and administrative expenses to research and development expenses and selling and marketing expenses, respectively. During the six months ended June 30, 2007, we reclassified approximately

$1.4 million and $69,000 of general and administrative expenses to research and development expenses and selling and marketing expenses, respectively.
Comparison of three months ended June 30, 2008 and June 30, 2007
Revenues
     The following table summarizes our revenues for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
(In thousands)	2008	2007
Research and development revenue	$55,436	$38,087
Product royalty revenue	10,901	9,562
Co-promotion revenue	1,236	1,134
Contract and collaboration revenue	141	151

Total	$67,714	$48,934

     Total revenues were $67.7 million for the three months ended June 30, 2008 compared to $48.9 million for the three months ended June 30, 2007, an increase of $18.8 million or 38.4%.
     Research and development revenue was $55.4 million for the three months ended June 30, 2008 compared to $38.1 million for the three months ended June 30, 2007, an increase of $17.3 million or 45.6%. The increase was primarily due to the $50.0 million development milestone received from Takeda in May 2008 upon FDA approval of AMITIZA for the treatment of the irritable bowel syndrome with constipation in adult women compared to the $30.0 million development milestone earned from Takeda upon filing of the supplemental new drug application, or sNDA, for AMITIZA to treat irritable bowel syndrome with constipation in June 2007. The increase in research and development revenue was partly offset by the recognition of AMITIZA-related deferred revenue during the second quarter of 2007 resulting from payments previously received from Takeda for the development of AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation. We recognized revenue for this development work ratably over the estimated performance period, which was completed in June 2007 when we filed the sNDA for the irritable bowel syndrome with constipation indication, and there is no corresponding revenue in 2008.
     The following table summarizes the cash streams and related revenue recognition under the Takeda Agreements:

			Revenue	Change in
		Cash Received	Recognized	Accounts
		for the	for the	Receivable
	Amount	Six Months	Six Months	for the Six	Amount
	Deferred at	Ended	Ended	Months Ended	Deferred at
	December 31,	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2008	2008	2008	2008
Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees with Takeda	$1,911	$—	$74	$—	$1,837

Research and development revenue:
Development milestones	$—	$50,000	$50,000	$—	$—
Reimbursement of research and development	—	20,545	11,546	(881)	8,118

Total	$—	$70,545	$61,546	$(881)	$8,118

Product royalty revenue	$—	$15,471	$16,981	$1,616	$106

			Revenue
		Cash Received	Recognized
		for the	for the
	Accounts	Six Months	Six Months	Accounts	Amount
	Receivable at	Ended	Ended	Receivable at	Deferred at
	December 31,	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007*	2008	2008	2008*	2008
Research and development revenue:
Development milestones	$—	$50,000	$50,000	$—	$—

Reimbursement of research and development expenses	$6,887	$20,545	$11,546	$6,006	$8,118

Product royalty revenue	$8,667	$15,471	$16,981	$10,283	$106

Co-promotion revenue	$360	$2,442	$2,458	$376	$—

*	Includes billed and unbilled accounts receivable.
     Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in accordance with the Takeda Agreements. For the three months ended June 30, 2008 and 2007, we recognized $10.9 million and $9.6 million, respectively, of product royalty revenue. The increase reflects the continuing acceptance by patients and physicians of AMITIZA® 24 mcg for the treatment of chronic idiopathic constipation in adults and also sales from initial stockings of AMITIZA 8 mcg for irritable bowel syndrome with constipation as a result of the recent FDA approval. Product royalty revenue for the corresponding periods in 2007 reflected the impact of the withdrawal of Novartis’ Zelnorm® in April 2007. As a result of the withdrawal, our partner Takeda, significantly increased inventory levels in the second quarter of 2007. Based on stipulations of our agreement with Takeda, we were able to recognize a majority of the royalty revenue resulting from the increase in the inventory levels at that time. We launched AMITIZA for irritable bowel syndrome with constipation in mid-May 2008. As in the second quarter of 2007, we were able to recognize in the second quarter of 2008 the guaranteed portion of the royalty revenue in the amount of approximately $1.9 million, which represents a majority of the royalty revenue, resulting from the initial stockings of AMITIZA® 8 mcg for the treatment of irritable bowel syndrome with constipation at that time. Accordingly, we do not expect product royalty revenue necessarily will grow as significantly in future periods as it did in the second quarter of 2008.
     Co-promotion revenues represent reimbursement by Takeda of certain co-promotion costs for our specialty sales force and costs associated with miscellaneous marketing activities in connection with the commercialization of AMITIZA. For the three months ended June 30, 2008 and 2007, we recognized $1.2 million and $1.1 million, respectively, of co-promotion revenues for reimbursement of sales force costs.
Research and Development Expenses
     The following summarizes our research and development expenses for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
(In thousands)	2008	2007
Direct costs:
AMITIZA	$10,040	$5,759
Cobiprostone	1,276	1,442
SPI — 017	937	204
Other	164	332

Total	12,417	7,737

Indirect costs	514	345

Total	$12,931	$8,082

     Total research and development expenses for the three months ended June 30, 2008 were $12.9 million compared to $8.1 million for the three months ended June 30, 2007, an increase of $4.8 million or 60.0%. Approximately $2.2 million of this increase was due to our on-going clinical development programs of AMITIZA for the treatment of opioid-induced bowel dysfunction and cobiprostone for the treatment of non-steroidal anti-inflammatory drug-induced ulcers, and preclinical and basic development costs associated with

SPI-017. We also incurred filing and data purchase costs of approximately $2.5 million in the second quarter of 2008, which were necessary to submit our European MAAs.
     We recorded a cumulative adjustment of approximately $871,000 during the three months ended June 30, 2008, to recognize additional research and development expenses that had not been recorded in prior periods. The error resulted from incorrect accounting for investigator services for the Phase 2b study of lubiprostone for adult chronic idiopathic constipation initiated in Japan in the fourth quarter of 2007. The effect of this adjustment on the consolidated financial statements was not material for the three months ended June 30, 2008, as the adjustment consisted of insignificant amounts related to this period.
General and Administrative Expenses
     The following summarizes our general and administrative expenses for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
(In thousands)	2008	2007
Salaries, benefits and related costs	$1,206	$862
Legal and consulting expenses	595	647
Stock-based compensation	58	43
Founders’ stock-based award	—	10,187
Other operating expenses	1,702	1,278

Total	$3,561	$13,017

     General and administrative expenses were $3.6 million for the three months ended June 30, 2008 compared to $13.0 million for the three months ended June 30, 2007, an decrease of $9.4 million or 72.6%. This decrease was primarily due to a one-time expense of $10.2 million recorded in the second quarter of 2007 related to a stock-based award granted to the founders, partially offset by an increase in operational headcount, an increase in expenses associated with our new office space and an increase in over-all costs associated with the compliance and regulatory requirements of being a publicly traded company with international operations.
Selling and Marketing Expenses
     Selling and marketing expenses were $2.9 million for the three months ended June 30, 2008 compared to $3.8 million for the three months ended June 30, 2007, a decrease of $0.9 million or 24.0%. This decrease was primarily due to cost savings related to completing our initial build-out of our own internal dedicated sales force to provide AMITIZA to patients in long-term care facilities, as well as in medical schools and university hospitals.
Product Royalties — Related Parties
     Product royalties — related parties represent 3.2% of AMITIZA net sales for the respective periods payable to SAG and increased to $2.0 million for the three months ended June 30, 2008 from $1.7 million for the three months ended June 30 2007 in line with the increase of product royalty revenue.
Milestone Royalties — Related Parties
     Milestone royalties — related parties expense was $2.5 million for the three months ended June 30, 2008. As a result of our sNDA approval for AMITIZA to treat irritable bowel syndrome with constipation, we paid SAG $2.5 million, reflecting 5% of the $50.0 million development milestone payment that we received from Takeda. We recorded $1.5 million in milestone royalties — related parties expense for the three months ended June 30, 2007, reflecting the 5% we owed SAG in respect of the $30.0 million development milestone earned from Takeda during that period upon the filing of our sNDA.

Non-Operating Income and Expense
     The following table summarizes our non-operating income and expense for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
(In thousands)	2008	2007
Interest income	$565	$471
Other (expense) income, net	(13)	42

Total non-operating income, net	$552	$513

     Interest income was $565,000 for the three months ended June 30, 2008 compared to $471,000 for the three months ended June 30, 2007, an increase of $94,000 or 20.0%. The increase was primarily due to an increase in the funds available for investment as a result of our receipt of the $30.0 million development milestone payment from Takeda in June 2007, net proceeds of $28.2 million from our initial public offering in August 2007 and our receipt of the $50.0 million development milestone payment from Takeda in May 2008, partially offset by cash used in operations.
Income Taxes
     For the three months ended June 30, 2008 and 2007, our consolidated effective tax rate was 32.8% and 35.0%, respectively. For the three months ended June 30, 2008 and 2007, we recorded a tax provision of $14.6 million and $7.5 million, respectively. As a result of the FDA approval of the sNDA for irritable bowel syndrome with constipation in adult women and the related impact on projected income in 2008 and future years from the $50.0 million milestone payment and expected product royalties, we believe that our U.S. deferred tax assets will likely be realized. Accordingly, the tax provision recorded for the three months ended June 30, 2008 is affected by a reduction in the projected 2008 effective tax rate applied to our pre-tax income.
Comparison of six months ended June 30, 2008 and June 30, 2007
Revenues
     The following table summarizes our revenues for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Research and development revenue	$61,546	$47,453
Product royalty revenue	16,981	11,871
Co-promotion revenue	2,458	2,267
Contract and collaboration revenue	283	304

Total	$81,268	$61,895

     Total revenues were $81.3 million for the six months ended 2008 compared to $61.9 million for the six months ended June 30, 2007, an increase of $19.4 million or 31.3%.
     Research and development revenue was $61.5 million for the six months ended June 30, 2008 compared to $47.5 million for the three months ended June 30, 2007, an increase of $14.0 million or 29.7%. The increase was primarily due to the $50.0 million development milestone received from Takeda in May 2008 upon FDA approval of AMITIZA for the treatment of the irritable bowel syndrome with constipation in adult women compared to the $30.0 million development milestone earned from Takeda upon filing of the sNDA for AMITIZA to treat irritable bowel syndrome with constipation in June 2007. The increase in research and development revenue was partly offset by the recognition of $11.0 million of AMITIZA-related deferred revenue during the first six months of 2007 resulting from payments previously received from Takeda for development of AMITIZA to treat chronic idiopathic constipation and irritable bowel syndrome with constipation. We recognized revenue for this development work ratably over the estimated performance period, which was completed in June 2007 when we filed the sNDA for the irritable bowel syndrome with constipation indication, and there is no corresponding amount in 2008.
     Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in accordance with the Takeda Agreements. For the six months ended June 30, 2008 and 2007, we recognized $17.0 million and $11.9 million, respectively, of product royalty revenue, an increase of $5.1 million or 43.0%. The increase reflects the continuing acceptance by patients and physicians of AMITIZA® 24 mcg for the treatment of chronic idiopathic constipation in adults and also sales from initial stockings of AMITIZA 8 mcg for irritable bowel syndrome with constipation as a result of the recent FDA approval. Product royalty revenue for the corresponding periods in 2007 reflects the impact of the withdrawal of Novartis’ Zelnorm® in April 2007. As a result of the withdrawal, our partner Takeda, significantly increased inventory levels in the second quarter of 2007. Based on stipulations of our agreement with Takeda, we were able to recognize a majority of the royalty revenue resulting from the increase in the inventory levels at that time. We launched AMITIZA for irritable bowel syndrome with constipation in mid-May 2008. As in the second quarter of 2007, we were able to recognize in the second quarter of 2008 the guaranteed portion of the royalty revenue in the amount of approximately $1.9 million, which represents a majority of the royalty revenue resulting from the initial stockings of AMITIZA® 8 mcg for the treatment of irritable bowel syndrome with constipation at that time. Accordingly, we do not expect product royalty revenue necessarily will grow as significantly in future periods as it did in the second quarter of 2008.
     Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force and costs associated with miscellaneous marketing activities in connection with the commercialization of AMITIZA. For the six months ended June 30, 2008 and 2007, we recognized $2.5 million and $2.3 million, respectively, of co-promotion revenues for reimbursement of sales force costs.
Research and Development Expenses
     The following summarizes our research and development expenses for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Direct costs:
AMITIZA	$19,026	$10,709
Cobiprostone	2,270	2,226
SPI — 017	1,616	755
Other	299	405

Total	23,211	14,095

Indirect costs	936	595

Total	$24,147	$14,690

     Total research and development expenses for the six months ended June 30, 2008 were $24.1 million compared to $14.7 million for the six months ended June 30, 2007, an increase of $9.4 million or 64.4%. This increase was primarily due to our on-going clinical development programs of AMITIZA for the treatment of opioid-induced bowel dysfunction and cobiprostone for the treatment of non-steroidal anti-inflammatory drug-induced ulcers, and preclinical and basic development costs associated with SPI-017. We incurred filing and data purchase costs of approximately $2.5 million, which were necessary to submit our European MAAs.
General and Administrative Expenses
     The following summarizes our general and administrative expenses for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Salaries, benefits and related costs	$2,124	$1,891
Legal and consulting expenses	1,249	1,367
Stock-based compensation	102	(203)
Founders’ stock-based award	—	10,187
Other	3,253	1,928

Total	$6,728	$15,170

     General and administrative expenses were $6.7 million for the six months ended June 30, 2008 compared to $15.2 million for the six months ended June 30, 2007, a decrease of $8.5 million or 55.6%. This decrease was primarily due to a one-time expense of $10.2 million recorded in the second quarter of 2007 related to a stock-based award granted to the founders, partially offset by an increase in operational headcount, an increase in expenses associated with our new office space and an increase in over-all costs associated with the compliance and regulatory requirements of being a publicly traded company with international operations.
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
Selling and Marketing Expenses
     Selling and marketing expenses were $5.7 million for the six months ended June 30, 2008 compared to $7.0 million for the six months ended June 30, 2007, a decrease of $1.3 million or 18.6%. This decrease was primarily due to cost savings related to completing our initial build-out of our own internal dedicated sales force to provide AMITIZA to patients in long-term care facilities, as well as in medical schools and university hospitals.
Product Royalties — Related Parties
     Product royalties — related parties was $3.0 million for the six months ended June 30, 2008 compared to $2.1 million for the six months ended June 30, 2007, an increase of $0.9 million or 43.7%, in line with the increase of product royalty revenue.
Milestone Royalties — Related Parties
     Milestone royalties — related parties expense was $3.5 million for the six months ended June 30, 2008. We are obligated to pay SAG a $1.0 million milestone in connection with our first NDA filing, or comparable foreign regulatory filing, such as an MAA, in each of the three following territories covered by the license agreement with SAG: North, Central and South America (including the Caribbean); Asia; and the rest of the world. Our MAA represents the first such filing for the rest-of-the-world territory. As a result of our sNDA approval for AMITIZA to treat irritable bowel syndrome with constipation, we paid SAG $2.5 million, reflecting 5% of the $50.0 million development milestone payment that we received from Takeda. We recorded $1.5 million in milestone royalties — related parties expense for the six months ended June 30, 2007, reflecting the 5% we owed SAG in respect of the $30.0 million development milestone earned from Takeda during that period upon the filing of our sNDA.
Non-Operating Income and Expense
     The following table summarizes our non-operating income and expense for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Interest income	$1,207	$795
Other (expense) income, net	(1)	36

Total non-operating income, net	$1,206	$831

     Interest income was $1.2 million for the six months ended June 30, 2008 compared to $795,000 for the six months ended June 30, 2007, an increase of $412,000 or 51.8%. The increase was primarily due to an increase in the funds available for investment as a result of our receipt of the $30.0 million development milestone payment from Takeda in June 2007, net proceeds of $28.2 million from our initial public offering in August 2007 and our receipt of the $50.0 million development milestone payment from Takeda in May 2008, partially offset by cash used in our operations.
Income Taxes
     For the six months ended June 30, 2008 and 2007, our consolidated effective tax rate was 22.7% and 35.2%, respectively. For the six months ended June 30, 2008 and 2007, we recorded a tax provision of $8.9 million and $7.8 million, respectively. As a result of the FDA approval of the sNDA for irritable bowel syndrome with constipation in adult women and the related impact on projected income in 2008 and future years from the $50.0 million milestone payment and expected product royalties, we believe that our U.S. deferred tax assets will likely be realized. Accordingly, the tax provision recorded for the six months ended June 30, 2008 reflects a discrete release of U.S. deferred tax asset valuation allowances of $4.8 million and a reduction in the projected 2008 effective tax rate applied to our pre-tax income.
Reportable Geographic Segments
     We have determined that we have three reportable geographic segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the United States, Europe and Japan. We evaluate the performance of these segments based on income (loss) from operations, as well as other factors, including the progress of research and development activities. The following is a summary of financial information by reportable segment.

				Intercompany
(In thousands)	United States	Europe	Japan	Eliminations	Consolidated
Three Months Ended June 30, 2008
Total revenues	$67,714	$—	$210	$(210)	$67,714
Income (loss) from operations	47,045	(584)	(2,560)	—	43,901

Three Months Ended June 30, 2007
Total revenues	$48,924	$—	$220	$(210)	$48,934
Income (loss) from operations	21,478	(144)	(475)	—	20,859

Six Months Ended June 30, 2008
Total revenues	$81,268	$—	$417	$(417)	$81,268
Income (loss) from operations	43,555	(2,422)	(3,024)	3	38,112

Six Months Ended June 30, 2007
Total revenues	$61,874	$—	$441	$(420)	$61,895
Income (loss) from operations	22,202	(309)	(495)	—	21,398

Identifiable Assets
At June 30, 2008	$173,195	$471	$3,070	$(12,041)	$164,695
At December 31, 2007	114,490	2,381	1,987	(8,831)	110,027
Liquidity and Capital Resources
Sources of Liquidity
     We require cash principally to meet our operating expenses. We have financed our operations with a combination of private placements of equity securities, our initial public offering, up-front payment, milestone and royalty payments received from Takeda and R-Tech Ueno, Ltd., a Japanese pharmaceutical manufacturer and affiliate, and research and development expense reimbursements from Takeda. We have raised net proceeds of $55.3 million from private equity financings and net proceeds of $28.2 million from our initial public offering. We have also received an aggregate of $190.5 million in up-front, milestone, option and expense reimbursement payments from third parties.
     As of June 30, 2008, we had cash and cash equivalents of $26.5 million, current investments of $87.6 million and non-current investments of $20.9 million compared to cash and cash equivalents of $25.6 million, current investments of $51.6 million and non-current investments of $9.4 million at December 31, 2007. Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with the original maturity at time of purchase of 90 days or less.
     As of June 30, 2008, our non-current investments include $20.9 million in auction rate securities, net of an unrealized loss of $2.2 million, or $1.3 million net of tax effect. As a result of the liquidity issues related to the auction rate security market during 2008, our assessment of the market conditions and our belief that the market for these investments may take more than twelve months to recover, we classified $20.9 million of our auction rate securities as non-current investments as of June 30, 2008. We classified $3.9 million of our auction rate securities as current investments as of June 30, 2008 due to their redemption at par value on July 2, 2008.
     Our investments in auction rate securities consist of AAA-rated non-mortgage related securities and are insured against loss of principal and interest by bond insurers. At June 30, 2008, the fair market values of these securities were determined through an independent valuation using two valuation methods: the market approach and income approach. The valuation included an assessment of all key underlying data and assumptions. Considerable judgment was involved in reaching these determinations. As a result of the disruptions and failures in the auction rate securities market, we recorded an unrealized loss of $844,000, or $453,000 net of tax effect, for the three months ended June 30, 2008,and $2.2 million, or $1.3 million net of tax effect, for the six months ended June 30, 2008, related to its investment in auction rate securities. This unrealized loss was recorded to other comprehensive loss during the three and six months ended June 30, 2008. We attribute the declines in the values of our auction rate securities to liquidity issues rather than credit issues. If the credit ratings of the issuer, the bond insurer or the collateral deteriorate or the carrying value of the investments decline for any other reason, we may need to adjust the carrying value of these investments. Although recent actions initiated primarily by the issuers of securities led to redemptions and successful auctions of certain securities, it remains uncertain as to when the liquidity issues relating to these investments will be fully resolved. Therefore, we classified all of our investments in auction rate securities as non-current investments as of June 30, 2008, with the exception of the $3.9 million investment that was redeemed at par value in July 2008. No active secondary market currently exists for these securities and we do not intend, at this time, to use the secondary market to dispose of the auction rate securities.
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
     On March 5, 2008, we entered into a line of credit providing for uncommitted borrowings of up to $30.0 million. The lender has no obligation to make advances under this line of credit but may do so in its sole discretion. The line of credit is collateralized by our current and non-current investments. Advances made under this line of credit will bear an interest rate based on LIBOR plus a predetermined percentage based on the amount of the advance and other conditions. Borrowings under this line of credit are due upon the demand of the lender and the lender can make a repayment demand at its sole option at any time for any or no reason. As of June 30, 2008, we had not drawn down any funds under this line of credit.
Cash Flows
     The following table summarizes our cash flows for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Cash provided by (used in):
Operating activities	$50,601	$(12,824)
Investing activities	(50,085)	(1,316)
Financing activities	404	(632)
Effect of exchange rates	4	(69)

Net increase (decrease) in cash and cash equivalents	$924	$(14,841)

Six Months Ended June 30, 2008
     Net cash provided by operating activities was $50.6 million for the six months ended June 30, 2008 and reflected net income of $30.4 million, an increase of $15.2 million in prepaid and income taxes receivable and payable, net, and an increase of $9.5 million in deferred revenue, partially offset by a non-cash reversal of deferred tax asset valuation allowances of $4.5 million.
     Net cash used in investing activities of $50.1 million for the six months ended June 30, 2008 primarily reflected our purchases of $111.3 million of investments, offset by proceeds from the sales and maturities of investments of $61.5 million.
     Net cash provided by financing activities of $404,000 for the six months ended June 30, 2008 resulted from the net proceeds from the exercise of stock options.
Six Months Ended June 30, 2007
     Net cash used in operating activities was $12.8 million for the six months ended June 30, 2007. The net income of $14.4 million was offset by an increase in accounts receivable and product royalties receivables of $38.9 million and a decrease in deferred revenue of $11.2 million. The decrease in deferred revenue primarily related to the amortization of deferred research and development revenue over the performance period of the development of AMITIZA.
     Net cash used in investing activities of $1.3 million for the six months ended June 30, 2007 reflected our purchases of property and equipment.
     Net cash used in financing activities of $632,000 for the six months ended June 30, 2007 reflected payments incurred for our initial public offering expenses.

Funding Requirements
     We will need substantial amounts of capital to continue growing our business. We will require this capital to:
•	fund our 30% share of the two post-marketing studies of AMITIZA to evaluate its safety in patients with renal impairment and patients with hepatic impairment;

•	fund regulatory efforts in Europe and Japan for AMITIZA;

•	fund development and regulatory activities for cobiprostone and SPI-017;

•	fund research and development activities for prostone compounds other than AMITIZA, cobiprostone and SPI-017;

•	fund the expansion of our commercialization activities in the United States and the initiation of commercialization efforts in non-U.S. markets; and

•	fund costs for capital expenditures to support the growth of our business.
     The timing of these funding requirements is difficult to predict due to many factors, including the outcomes of our research and development programs and when those outcomes are determined, the timing of obtaining regulatory approvals and the presence and status of competing products. Our capital needs may exceed the capital available from our future operations, collaborative and licensing arrangements and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including, but not limited to:
•	the revenue from AMITIZA;

•	the future expenditures we may incur to increase revenue from AMITIZA;

•	the cost and time involved to pursue our research and development programs;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and

•	any future change in our business strategy.
     To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for research and development funding and potential future development milestone payments of up to $10.0 million, and potential future commercial milestone payments of up to $50.0 million, none of which we can assure you that we will receive, we do not currently have any commitments for future external funding.
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
Recent Accounting Pronouncements
     Recent accounting pronouncements applicable to our financial statements are described in Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight deposits that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.
     Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We mitigate default risk by investing in investment grade securities. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of June 30, 2008.
     Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash and cash equivalents, restricted cash and investments with highly rated financial institutions. As of June 30, 2008, we had $133.0 million of cash and cash equivalents, restricted cash and investments in excess of federally insured limits.
     Our investments in the auction rate securities and related risks are further described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.”
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon this evaluation, management has concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently a party to any legal proceedings of which the ultimate outcome, in our judgment, would have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
     Except for the risk factors listed below, we do not believe there have been material changes to the risk factors affecting our business that we included in our Annual Report on Form 10-K for the year ended December 31, 2007.
We depend significantly upon Takeda’s sales force to market AMITIZA. In addition to its own sales force, Takeda has been utilizing a sales force within an affiliated joint venture for this purpose, and the joint venture was recently terminated. Any disruptions in the marketing of AMITIZA by the Takeda sales force as a result of this development could cause a decline in our revenues.
     Under our collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, Takeda markets AMITIZA broadly to office-based specialty physicians and primary care physicians. For this purpose, Takeda has been utilizing its own sales force and a sales force within an affiliated joint venture, TAP Pharmaceutical Products, Inc., or TAP, which Takeda jointly owned with Abbot Pharmaceuticals, or Abbott. Takeda and Abbott recently announced that they have concluded the TAP joint venture. Takeda has informed us that the TAP sales force marketing AMITIZA will become a Takeda sales force following the termination of the joint venture. These developments could cause some short-term distraction and dislocation in the Takeda sales force promoting AMITIZA, which could cause some disruption in the marketing of AMITIZA and in turn lead to declining or deferred sales of AMITIZA. While we expect any such disruptions would be temporary and short-term, we cannot assure you that will be the case. Any longer-term disruptions could cause a material decline in our revenues.
The resignations of our chief financial officer and our vice president of business development and company operations could be disruptive to our business, and our inability to replace them on a timely basis could compromise our ability to manage our company.
     Mariam E. Morris, our chief financial officer, resigned her position with us effective July 31, 2008. Our board of directors has appointed Jan Smilek, our chief accounting officer, as acting chief financial officer and initiated a search for a permanent replacement. However, we face significant competition for such an executive. We may not be able to find a suitable successor in a timely manner and we cannot be sure that a new chief financial officer, once in place, would meet the expectations of the board of directors. Any failure to hire on a timely basis and implement a smooth transition to a new chief financial officer could hurt our ability to manage our finance and accounting functions.
     In addition, Kei S. Tolliver, our vice president of business development and company operations, resigned her position effective as of May 31, 2008. Our failure to successfully transition her responsibilities to other employees could make it difficult for us to pursue our business strategy.
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
     As of June 30, 2008, we have used approximately $16.5 million of the net proceeds from the offering as follows:
•	approximately $1.2 million to fund our share of two post-marketing studies of AMITIZA to evaluate its safety in patients with renal impairment and patients with hepatic impairment;

•	approximately $5.9 million to fund development and regulatory activities for SPI-8811 and SPI-017;

•	approximately $8.4 million to fund regulatory efforts by Sucampo Europe and Sucampo Japan for AMITIZA;

•	approximately $600,000 for research and development activities for prostone compounds other than AMITIZA, cobiprostone and SPI-017; and

•	approximately $400,000 to fund costs in connections with computers, software and information technology to support growth in our business.

     We have invested the remaining net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on June 5, 2008. Of the total number of common shares outstanding on April 16, 2008, a total of 9,413,537 shares of class A common stock and a total of 26,191,050 shares of class B common stock were represented in person or by proxy at the annual meeting. Results of votes with respect to proposals submitted at the annual meeting are set forth below.
(a)	To elect five nominees to serve as directors and hold officer for a term of one year. Our stockholders voted to elect all five nominees to serve as directors. Votes recorded, by nominee, were as follows:

Nominee	For	Against/Withheld
Ryuji Ueno, M.D., Ph.D., Ph.D.	271,318,829	5,208
Anthony C. Celeste	271,318,834	5,203
Timothy I. Maudlin	271,318,834	5,203
V. Sue Molina	271,318,834	5,203
John C. Wright	271,318,834	5,203
(b)	To consider and vote upon a proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. Votes recorded were as follows:

For	Against	Abstain
271,315,634	4,400	4,002

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description	Reference

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed August 8, 2007)

3.2	Form of Restated Bylaws	Exhibit 3.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.
August 14, 2008	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors (Principal Executive Officer)

August 14, 2008	By:	/s/ JAN SMILEK
Jan Smilek
Vice President, Finance and Acting Chief Financial Officer (Principal Financial Officer)

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