Form 10-K
period 2008-12-31
Sucampo Pharmaceuticals, Inc.
filed 2009-03-16
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-33609
SUCAMPO PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0520478 (I.R.S. employer identification no.)
4520 East-West Highway, Suite 300 Bethesda, MD 20814 (Address of principal executive offices, including zip code)	(301) 961-3400 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock, par value $0.01	The NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the 11,398,483 shares of class A common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter) was $122 million.

As of March 5, 2009, there were outstanding 15,651,849 shares of the registrant’s class A common stock, par value $0.01 per share, and 26,191,050 of the registrant’s class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on May 28, 2009, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Sucampo Pharmaceuticals, Inc.

Form 10-K

PART I

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may” or other similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors are described under “Risk Factors” set forth below. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

ITEM 1.	BUSINESS

Overview

We are an international biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. We conduct our business through our subsidiaries based in the United States, the United Kingdom and Japan.

We believe that most prostones function as activators of cellular ion channels. As a result, prostones appear to be effective at promoting fluid secretion and enhancing cell protection, including recovery of barrier function. This activity may give prostones wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostone-based compounds for the treatment of gastrointestinal, vascular, respiratory, and central nervous system diseases and disorders for which there are unmet or underserved medical needs and significant commercial potential.

The therapeutic potential of prostones was first identified by one of our founders, Dr. Ryuji Ueno. To date, two prostone-based products have received marketing approval: Amitiza® (lubiprostone) for the treatment of chronic idiopathic constipation in adults and irritable bowel syndrome with constipation in adult women and Rescula® (unoprostone isopropyl) for the treatment of glaucoma. Rescula, which was developed by R-Tech Ueno, Ltd, or R-Tech, under the leadership of Dr. Ueno and our other founder, Dr. Sachiko Kuno, was the first commercially available prostone-based drug. Although we do not hold any rights to Rescula, we believe that the successful development of Amitiza and Rescula demonstrates the initial therapeutic potential of prostones.

Amitiza® in the United States and Canada

In January 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for our first product, Amitiza, for the treatment of chronic idiopathic constipation in adults of all ages. Amitiza is the only prescription product for the treatment of chronic idiopathic constipation that has been approved by the FDA for use by adults of all ages and that has demonstrated safety and effectiveness for use beyond 12 weeks. Constipation becomes chronic when a patient suffers specified symptoms for more than 12 non-consecutive weeks within a 12-month period and is idiopathic if it is not caused by other diseases or by use of medications. Studies published in The American Journal of Gastroenterology estimate that approximately 42 million people in the United States suffer from constipation. Based on these studies, we estimate that approximately 12 million people can be characterized as suffering from chronic idiopathic constipation.

In April 2008, we received a second marketing approval from the FDA for Amitiza for the treatment of irritable bowel syndrome with constipation in adult women. Irritable bowel syndrome is a disorder of the intestines with symptoms that include severe cramping, pain, bloating and extreme changes of bowel habits, such as diarrhea or constipation. According to the American College of Gastroenterology, irritable bowel syndrome affects approximately 58 million people in the U.S. and irritable bowel syndrome with constipation accounts for approximately one-third of these cases.

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

In October 2004, we entered into a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, to jointly develop and commercialize Amitiza for chronic idiopathic constipation, irritable bowel syndrome with constipation, and opioid-induced bowel dysfunction and other gastrointestinal indications in the United States and Canada. Commercial sales of Amitiza were initiated in the United States in April 2006 for the treatment of chronic idiopathic constipation and in May 2008 for the treatment of irritable bowel syndrome with constipation. We retained the rights to develop and commercialize Amitiza in the United States and Canada for indications other than gastrointestinal indications.

We are primarily responsible for Amitiza research and development efforts and are the holder of the new drug application, or NDA. Takeda is primarily responsible for the marketing and commercialization of Amitiza in the United States and Canada and markets Amitiza broadly to office-based specialty physicians and primary care physicians in the United States and funds a significant portion of the research and development activities. We have the right to co-promote Amitiza in the U.S. and Canada through a specialty sales force in the institutional marketplace, including specialist physicians based in academic medical centers and long-term care facilities. This institutional market is characterized by a concentration of elderly patients, who we believe to be a key market for Amitiza to treat gastrointestinal indications, and by physicians who are key opinion leaders in the gastrointestinal field.

We are currently pursuing marketing approval for Amitiza for opioid-induced bowel dysfunction in patients with non-malignant pain, a constipation-related gastrointestinal indication. In December 2008, we completed enrollment of two phase 3 pivotal clinical trials of Amitiza for this indication. According to the American Pain Foundation, over 50 million Americans suffer from chronic pain, and nearly 25 million Americans experience acute pain each year due to injuries or surgery. Opioid pain relievers are widely prescribed for these patients, many of whom also develop opioid-induced bowel dysfunction.

Amitiza in Japan

In February 2009, we entered into a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott, for Amitiza in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone for the treatment of chronic idiopathic constipation and also received the right of first refusal to any additional indications for which lubiprostone is developed in Japan. Abbott is responsible for all commercialization expenses and efforts.

We received an upfront payment of $10 million and could receive additional milestone payments based on achieving specified development, regulatory, and sales goals. We are continuing to lead the development of and regulatory activity for lubiprostone in Japan and will continue to be responsible for the costs of lubiprostone development.

Following marketing authorization and pricing approval, Abbott will purchase finished product from us for distribution in Japan. We have retained the right to co-promote lubiprostone in Japan.

In addition, we and Abbott have separately agreed to negotiate in good faith a license, commercialization and supply agreement for lubiprostone for the rest of the world’s markets outside Japan, the U.S., Canada and Western Europe and to use commercially reasonable efforts to enter into such an agreement.

In September 2008, we reported the successful results of a multi-center phase 2b dose-ranging trial in Japan to evaluate the safety and efficacy of lubiprostone for treating chronic idiopathic constipation in adults. Based on the results of this trial, we plan to initiate phase 3 clinical testing of lubiprostone for chronic idiopathic constipation in Japan during the second quarter of 2009.

Amitiza in other territories

We have retained full rights to develop and commercialize Amitiza for the rest of the world’s markets outside of the U.S., Canada and Japan. We are pursuing marketing approval for Amitiza in Europe and the Asia-Pacific region for appropriate gastrointestinal indications based on local market disease definitions and the reimbursement environment.

In February 2008, we submitted a marketing authorization application, or MAA, for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults. The MAA was filed using the decentralized procedure, with the United Kingdom, through its Medicines and Healthcare Products Regulatory Agency, serving as the reference member state. Additional applications were subsequently filed with the member states of Belgium, Denmark, France, Germany, Ireland, the Netherlands, Spain and Sweden. These applications were received and validated by the individual regulatory authorities and their formal review process of the applications has begun. We also filed a marketing approval application in Switzerland for the same indication.

Other prostone-based product candidates

We are developing other prostone-based compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

•	Cobiprostone is currently in a phase 2 clinical trial for the prevention of ulcers induced by non-steroidal anti-inflammatory drugs, or NSAIDs. We completed enrollment of arthritis patients treated with NSAIDs into this trial in December 2008. We continue to pursue pre-clinical studies of cobiprostone for topical ulcers and wounds, and work to finalize an inhaled formulation of cobiprostone as a potential treatment of respiratory symptoms associated with cystic fibrosis, as well as chronic obstructive pulmonary disease.

•	SPI-017 is current in clinical and pre-clinical testing to evaluate its potential as a treatment of peripheral arterial and vascular disease and central nervous system disorders. In December 2008, we commenced a first-in-humans phase 1 clinical trial of the intravenous formulation of SPI-017 as a potential treatment for peripheral arterial disease in Japan. We continue additional pre-clinical development of SPI-017 in an oral formulation which we hope to enter into phase 1 clinical trials in the United States in 2009 as a potential treatment for Alzheimer’s disease.

Patent and manufacturing arrangements

We hold an exclusive worldwide royalty-bearing license to develop and commercialize Amitiza and other prostone-based compounds covered by patents and patent applications from Sucampo AG, an affiliated Swiss patent-holding company. We are obligated to assign to Sucampo AG all patentable improvements that we make in the field of prostones, which Sucampo AG will in turn license back to us on an exclusive basis. Amitiza, cobiprostone and SPI-017 are covered by perpetual licenses that cannot be terminated unless we default in our payment obligations to Sucampo AG. If we have not committed specified development efforts to any prostone compound other than Amitiza, cobiprostone and SPI-017 by the end of a specified period, which ends on the later of June 30, 2011 or the date upon which Drs. Ryuji Ueno and Sachiko Kuno, our founders and controlling stockholders, no longer control our company, then the commercial rights to that compound will revert to Sucampo AG, subject to a 15-month extension in the case of any compound that we designate in good faith as planned for development within that extension period.

We are party to exclusive supply arrangements with R-Tech Ueno, Ltd., or R-Tech, an affiliated Japanese pharmaceutical manufacturer, to provide us with clinical and commercial supplies of Amitiza and clinical supplies of our product candidates cobiprostone and SPI-017. These arrangements include provisions requiring R-Tech to assist us in connection with applications for marketing approval for these compounds world-wide, including assistance with regulatory compliance for chemistry, manufacturing and controls.

Our two founders, Drs. Ueno and Kuno, together, directly or indirectly, own all of the stock of Sucampo AG and a majority of the stock of R-Tech. Drs. Ueno and Kuno also are controlling stockholders of our company and are married to each other. Dr. Ueno is our chief executive officer and the chairman of our board of directors and Dr. Kuno is a member of our board of directors and also serves as our advisor of international business development.

Product Pipeline

The table below summarizes the development status of Amitiza and our key product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of Amitiza in the United States and Canada, which is covered by our collaboration and license agreement with Takeda.

Product/
Product Candidate	Target Indication	Development Phase	Next Milestone

Amitiza® (lubiprostone)	Chronic idiopathic constipation (adult)	Marketed in the U.S.	—
		Marketing Authorization Application validated in ten European countries	Completion of the formal review of applications by the European countries’ regulatory authorities in 2009 followed by the reimbursement approval process
		Phase 2b dose-ranging study in Japan reported	Initiation of the phase 3 program in Japan in the second quarter of 2009
	Irritable bowel syndrome with constipation (adult women)	Marketed in the U.S.	—
	Chronic idiopathic constipation (pediatric, patients with renal impairment and patients with hepatic impairment)	Phase 4 pediatric, renal impairment and hepatic impairment trials completed	Filings with FDA in 2009
	Opioid-induced bowel dysfunction	Two phase 3 pivotal trials and a safety extension study ongoing, enrollment completed	Filing of supplemental NDA with FDA in early 2010
Cobiprostone	Gastrointestinal
	Prevention of Non-steroidal anti-inflammatory drug (NSAID) induced ulcers	Phase 2 proof of concept trial ongoing, enrollment completed	Phase 2 dose-ranging trial planned to commence in 2010
Liver
	Non-alcoholic fatty liver disease	Phase 2 trial completed	Pending availability of new diagnostic tool
Dermatologic
	Topical ulcers and wounds	Preclinical	Phase 1 trial planned to commence in 2010
Pulmonary
	Cystic fibrosis - respiratory symptoms	Preclinical	Finalize inhaled formulation
	Chronic obstructive pulmonary disease	Preclinical	Finalize inhaled formulation
SPI-017	Peripheral arterial and vascular disease	Phase 1 human clinical safety study initiated in Japan	Completion of phase 1 study in the first quarter 2010 followed by phase 2 proof of concept trial*
	Alzheimer’s disease	Preclinical	Phase 1 trials of oral formulation planned to commence in 2009*

*	Results from phase 1 trials of both intravenous and oral formulations may be useful in development of any of these indications.

Additionally, we are continuing to conduct pre-clinical studies of six additional preclinical prostone compounds, including two combination candidates, as we focus on development and commercialization of therapies for age-related diseases.

Scientific Background of Prostones

Prostones are a class of compounds derived from functional fatty acids that occur naturally in the human body.

Ion Channel Activation

Based on our preclinical studies, we believe that most prostones work as selective ion channel activators, which means that they promote the movement of specific ions into or out of cells. Ions are charged particles, such as sodium, potassium, calcium and chloride ions. The concentration of specific ions within particular types of cells is important to many vital physiological functions, such as maintenance of the membrane potential and control of the activity levels of enzymes and transport molecules. Because ions cannot move freely across cell membranes, they must enter or exit a cell via specific transporters or through protein structures known as ion channels. Ion channels, which are found in every cell in the body, span the cell membrane and regulate the flow of ions into and out of cells by opening and closing in response to particular stimuli, such as changes in membrane potential, ph, cell volume or binding of particular ligands to the channel. Each kind of ion generally moves through its own specific ion channel. Some prostones have been shown to activate or inhibit ion channels, thereby controlling the concentration of specific ions within cells. We believe that these prostones work selectively on specific ion channels and, as a result, can be targeted to induce very specific pharmacological activities without triggering other cellular activity that could lead to undesirable side effects.

In preclinical in vitro tests on human cell lines with the three prostones that we are currently developing, Amitiza, cobiprostone and SPI-017, all three compounds activated a specific ion channel known as the type-2 chloride channel, or ClC-2 channel. The ClC-2 channel is expressed in cells throughout the body and is one of the channels through which chloride ions move into and out of cells. Chloride channels regulate many essential physiological functions within cells, including cell volume, intracellular pH, cellular water and ion balance and regulation of potential difference across the cell membrane (membrane potential) and energy levels. We believe that Amitiza is the first selective chloride channel activator approved by the FDA for therapeutic use in humans.

Potential Beneficial Effects of Prostones

We believe that the mechanism of action of prostones as selective ion channel activators may result in the following beneficial effects:

•	Enhancement of Fluid Secretion. Activating the movement of specific ions into and out of cells can promote the secretion of fluid into neighboring areas following the osmotic gradient. For example, Amitiza promotes fluid secretion into the small intestine by activating the ClC-2 channel in the cells lining the small intestine. Likewise, Rescula is a potassium channel activator that works to treat glaucoma by increasing aqueous humor outflow in ocular cells in the eyes.

•	Recovery of Barrier Function. Disruption of the barrier function in human epithelial cells can trigger cell damage by increasing the permeability of cells and tissue, thereby diminishing the body’s first line of defense. Recently, tight junctions which are the closely associated areas of two cells whose membranes join together forming a virtually impermeable barrier to fluid have been found to play a critical role in the regulation of barrier function in the body. The ClC-2 channel plays an important role in the restoration of these tight junction complexes and in the recovery of barrier function in the body. CIC-2 channels have been detected at the tight junction complex between adjacent intestinal epithelial cells. In preclinical studies, Amitiza appeared to accelerate the recovery of the disrupted barrier function through the restoration of the tight junction structure. This may be a result of Amitiza’s specific effects on the ClC-2 channel. We believe that other prostones that act as ClC-2 channel activators may have a similar barrier recovery function.

•	Localized Activity. Because most prostones act through contact with cells, their pharmacological activity is localized in those areas where the compound is physically present in its active form. Because some prostones are metabolized relatively quickly to an inactive form, we believe their pharmacological effects are not spread to other parts of the body. These properties allow some prostones to be targeted to specific types of cells in specific organs through different routes of administration. For example, when Amitiza is taken orally, it arrives in the small intestine and liver while it is still active and begins to act on the cells lining those organs. By the time it is passed through to the large intestine, it appears to have been largely metabolized and is no longer active. Similarly, we believe that other formulations, such as an inhaled formulation of prostones would act principally in the lungs without having systemic effects.

Products and Product Candidates

AMITIZA® (lubiprostone)

Overview

We are developing Amitiza for the treatment of multiple constipation-related gastrointestinal disorders. Amitiza functions as an activator of the ClC-2 chloride channel through which negatively charged chloride ions flow out of the cells lining the small intestine and into the intestinal cavity. As these negatively charged chloride ions enter the intestine, positively charged sodium ions move through spaces between the cells into the intestine to balance the negative charge of the chloride ions. As these sodium ions move into the intestine, water is also allowed to pass into the intestine through these spaces between the cells. We believe that this movement of water into the small intestine promotes increased fluid content, which in turn softens the stool and facilitates its movement, or motility, through the intestine.

Chronic Idiopathic Constipation

On January 31, 2006, the FDA approved our NDA for Amitiza for the treatment of chronic idiopathic constipation in adults of both genders and all ages without restriction as to duration of use. In collaboration with Takeda, we initiated commercial sales of Amitiza in the United States for the treatment of chronic idiopathic constipation in April 2006. When used for this indication, Amitiza gelatin capsules are taken orally twice daily in doses of 24 micrograms each.

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

Current Treatment.  Some patients suffering from chronic idiopathic constipation can be successfully treated with lifestyle modification, dietary changes and increased fluid and fiber intake, and these treatments are generally tried first. For patients who fail to respond to these approaches, physicians typically recommend laxatives, most of which are available over-the-counter. The most commonly used laxatives can be categorized as stimulants, stool softeners, bulk-forming agents, osmotics or lubricants. Though somewhat effective in treating chronic idiopathic constipation, stimulants and stool softeners can be habit forming, while bulk-forming agents are often ineffective in patients with moderate-to-severe constipation. Osmotics, such as MiraLaxtm (polyethylene glycol 3350) and lactulose are labeled for use only for treating occasional constipation, not chronic idiopathic constipation, and they may cause fluid and electrolyte imbalance, which, if left untreated, can impair normal function of the nerves and muscles. MiraLax was approved in late 2008 for sale as an over-the-counter treatment. In addition, lubricants, such as orally administered mineral oil, can be inconvenient and unpleasant for patients to ingest. For those patients who failed to respond to laxatives, Zelnorm® (tegaserod maleate), a 5-HT4 serotonin-receptor agonist, was often prescribed. However, in March 2007, at the request of the FDA, Zelnorm was withdrawn from the U.S. market by Novartis Pharmaceuticals Corporation, or Novartis. The FDA requested that Novartis discontinue marketing Zelnorm based on a finding of an increased risk of serious cardiovascular adverse events associated with use of the drug. The FDA announced in July 2007 that it would permit the restricted use of Zelnorm under a treatment IND. On

April 2, 2008, after more than eight months of availability, Novartis re-assessed the treatment program and made a decision to close it.

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

We believe that Amitiza has a number of advantages over existing treatment options that could help it capture a significant portion of, and potentially expand, the existing market for chronic idiopathic constipation therapies. These advantages include the following:

•	Amitiza is approved for administration to adults of all ages, including those over 65 years of age;

•	Amitiza is approved without limitation on duration of use; and

•	Amitiza has not been associated with the serious side effects observed with some other treatment options, such as ischemic colitis, electrolyte imbalance and cardiovascular ischemic events.

Clinical Trial Results.  In connection with obtaining FDA marketing approval of Amitiza, we conducted a comprehensive program of clinical trials of this drug for use in treating chronic idiopathic constipation. This clinical program included two phase 3 pivotal trials and three long-term safety and efficacy trials.

Efficacy Results in Two Pivotal Clinical Trials.  In August 2002 and September 2003, we completed two multi-center, double-blind, randomized, placebo-controlled, four-week, phase 3 clinical trials of substantially identical design to assess the safety and efficacy of Amitiza for the treatment of chronic idiopathic constipation. In each of these trials, we enrolled approximately 240 participants aged 18 or older with a history of chronic idiopathic constipation. The primary efficacy endpoint in these trials was the frequency of spontaneous bowel movements during the first week of treatment. Secondary efficacy endpoints included the frequency of spontaneous bowel movements during the second, third and fourth weeks of treatment, the percentage of participants with a spontaneous bowel movement within 24 hours after administration, the time to first spontaneous bowel movement and weekly subjective assessments by participants of average stool consistency, degree of straining, severity of constipation, overall treatment effectiveness and prevalence of other related symptoms, such as bloating and discomfort.

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

Efficacy Results in Long-term Safety Trials.  Between November 2001 and January 2005, we conducted three multi-center, open-label, long-term clinical safety and efficacy trials of Amitiza in patients with a history of chronic idiopathic constipation. The trials consisted of one six-month trial and two twelve-month trials and enrolled a total of 881 patients age 18 or older. The primary objective of these trials was to demonstrate the safety of Amitiza when administered to participants in twice-daily doses of 24 micrograms each. A secondary objective was to provide further evidence of the long-term efficacy of Amitiza in treating the symptoms of chronic idiopathic constipation. In these trials, Amitiza produced statistically significant improvements from baseline in subjective assessments of constipation severity, abdominal bloating and abdominal discomfort over both the six-month and the twelve-month treatment periods with a p-value less than or equal to 0.0001. Subjective assessment of constipation severity was improved by an average of 1.47 points on a five-point scale in the six-month trial and 1.38 points in the twelve-month trial; subjective assessment of abdominal bloating was improved by an average of 0.98 points in the six-

month trial and 1.00 points in the twelve-month trial; and subjective assessment of abdominal discomfort was improved by an average of 0.91 points in the six-week trial and 0.87 points in the twelve-month trial.

Safety Profile and Withdrawal Effects.  Amitiza was well tolerated in twice-daily doses of 24 micrograms each in an earlier phase 2 trial, the two phase 3 pivotal trials and the three long-term clinical safety and efficacy trials. These trials revealed no apparent increased risk of serious adverse events as a result of treatment with Amitiza. The most common adverse events reported by participants in these six trials were nausea, which was reported by 31% of all trial participants, and diarrhea and headache, which were each reported by 13% of all trial participants. The incidence of nausea was lower among participants 65 years of age or older, with only 18.6% of those participants reporting this side effect. In addition, because Amitiza demonstrated a potential to cause fetal loss in guinea pigs in preclinical studies, its label provides that it should be used during pregnancy only if the potential benefit justifies the potential risk to the fetus. The label further states that women who could become pregnant should have a negative pregnancy test prior to beginning therapy with the drug and should be capable of complying with effective contraceptive measures.

Post-marketing Studies.  In connection with our marketing approval for Amitiza for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, patients with renal impairment and in patients with hepatic impairment. We initiated the studies in January 2007. We completed the study in patients with renal impairment and submitted the clinical study report to the FDA in April 2008. We have completed the study in patients with hepatic impairment and studies in pediatric patients and our analysis of results are under way.

Japanese Studies.  In November 2007, we commenced a multi-center phase 2b dose-ranging study in Japan to evaluate the safety and efficacy of lubiprostone for chronic idiopathic constipation in adults. This randomized, parallel group, double-blind, placebo-controlled study compared the dose response of oral lubiprostone with that of placebo in Japanese patients diagnosed with chronic idiopathic constipation. The study evaluated 170 patients who were randomized to one of three twice-daily doses of lubiprostone (8, 16 or 24 micrograms) or placebo. Participants in the study had a statistically significant increase in the mean change in spontaneous bowel movements, or SBM, from baseline after one week on treatment, the study’s primary endpoint, for patients taking Amitiza 24 micrograms twice daily versus placebo, with a p. value of less than .0001. Patients taking Amitiza 24 micrograms also had statistically significant improvement versus placebo for several secondary endpoints, including change in SBM after two weeks, mean weekly SBM, percentage of patients having first SBM within 24 and 48 hours, degree of straining and stool consistency, abdominal bloating, abdominal discomfort, global assessment of severity of constipation, global assessment of treatment efficacy as well as quality of life evaluation of treatment satisfaction.

Amitiza was well-tolerated with the most commonly reported adverse events, reported in greater than 5% of patients, being diarrhea, nausea, and stomach discomfort, which are consistent with previously reported Amitiza data.

Irritable Bowel Syndrome with Constipation

On April 29, 2008, the FDA approved our supplemental NDA, or sNDA, for Amitiza for the treatment of irritable bowel syndrome with constipation in adults. In collaboration with Takeda, we initiated commercial sales of Amitiza in the United States for this indication in May 2008. When used for this indication, Amitiza gelatin capsules are taken orally twice daily in doses of 8 micrograms each.

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

Current Treatment.  Most treatment options for irritable bowel syndrome with constipation focus on separately addressing symptoms, such as pain or infrequent bowel movements. Some patients suffering from irritable bowel syndrome with constipation can be successfully treated with dietary measures, such as increasing fiber and fluid intake, and these treatments are generally tried first. If these measures prove ineffective, laxatives are frequently used for the management of this condition. Zelnorm was the only FDA-approved drug indicated for the treatment of irritable bowel syndrome with constipation before it was withdrawn in March 2007. In December 2005, the European Medicines Agency denied marketing approval for Zelnorm for the treatment of irritable bowel syndrome with constipation in women, citing the inconclusiveness of clinical studies in demonstrating its effectiveness. In March 2006, the agency denied an appeal of that decision.

Market Opportunity.  According to the American College of Gastroenterology, irritable bowel syndrome affects approximately 58 million people in the United States, and irritable bowel syndrome with constipation accounts for approximately one-third of these cases.

Development Status.  In June 2004, we completed a multi-center, double-blind, randomized, placebo-controlled, dose-response, 12-week phase 2 clinical trial to assess the safety and efficacy of Amitiza for the treatment of irritable bowel syndrome with constipation in daily doses of 16, 32 and 48 micrograms. In this trial, we enrolled approximately 200 participants meeting the International Congress of Gastroenterology’s working criteria for the diagnosis of irritable bowel syndrome with constipation, referred to as the Rome II criteria. The objective of this trial was to evaluate the safety and efficacy of multiple dose levels of Amitiza in this patient population in order to select the appropriate dose for phase 3 pivotal studies.

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

Based on the results of this phase 2 trial, we initiated two pivotal phase 3 clinical trials of Amitiza in men and women for irritable bowel syndrome with constipation in May 2005, each involving 570 or more participants meeting the Rome II criteria for irritable bowel syndrome with constipation at 65 investigative study sites in the United States. These phase 3 pivotal trials were designed as double-blind, randomized, 12-week clinical trials to demonstrate the efficacy and safety of Amitiza for the treatment of symptoms of irritable bowel syndrome with constipation using twice daily doses of 8 micrograms each, or 16 micrograms total. The primary efficacy endpoint for these trials was a subjective assessment of the participant’s overall relief from the symptoms of irritable bowel syndrome with constipation determined by the question “How would you rate your relief of irritable bowel syndrome symptoms (abdominal discomfort/pain, bowel habits, and other irritable bowel syndrome symptoms) over the past week compared to how you felt before you entered the study?” Patient responses were recorded using a seven-point balanced scale. Treatment responders were defined in each month as those reporting at least “significantly relieved”, which was the highest scale category, for two out of four weeks or “moderately relieved”, the second highest category, for four out of four weeks. To qualify as an overall treatment responder, and count toward the primary efficacy endpoint, patients had to be a monthly treatment responder for at least two out of three months.

The secondary efficacy endpoints were similar to those for our phase 2 clinical trials of Amitiza for this indication and involved subjective assessments of such factors as abdominal discomfort and pain, bloating, straining, stool consistency, severity of constipation and quality of life components. The first of the two pivotal studies was followed by a randomized withdrawal period to assess the effects, if any, associated with withdrawal of Amitiza over a four-week period. We also initiated an additional follow-on open-label safety and efficacy study to assess the long-term use of Amitiza as a treatment for this indication. This study included 476 patients who were treated for an additional 36 weeks following the initial 12 or 16 week treatment period.

In the two pivotal phase 3 trials, participants receiving Amitiza at a dose of 8 micrograms twice daily were more likely to achieve overall relief from symptoms compared to those receiving the placebo, with 17.9% of the Amitiza group achieving overall relief compared to 10.1% for the placebo group, with a p-value of 0.001. In both trials individually, participants receiving Amitiza experienced overall relief from symptoms at higher rates than those receiving the placebo, 18.2% compared to 9.8% with a p-value of 0.009 in one trial and 17.7% compared to 10.4% with a p-value of 0.031 in the other.

In the combined phase 3 trials, the secondary endpoints, which were measured on a five-point scale, were improved with statistical significance in participants receiving Amitiza compared to those receiving the placebo. At the end of the three-month treatment period, subjective assessments of abdominal discomfort and pain by participants receiving Amitiza improved from baseline by an average of 0.45 points, compared to average improvements in participants receiving the placebo of 0.35 points; subjective assessments of stool consistency improved by an average of 0.51 points compared to 0.38 points; subjective assessments of straining improved by an average of 0.60 points compared to 0.47 points; subjective assessments of constipation severity improved by an average of 0.52 points compared to 0.40 points; and subjective assessments of abdominal bloating improved by an average of 0.45 points compared to 0.36 points. At the end of the three-month treatment period, the overall composite score for subjective assessments of quality of life improved from baseline an average of 17.1 points on a 100-point scale for participants receiving Amitiza compared to an average improvement of 14.4 points for those receiving the placebo. Statistical significance was seen for each of these secondary endpoints, with the subjective assessments of abdominal discomfort and pain having a p-value of 0.013, stool consistency having a p- value of 0.006, straining having a p-value of 0.020, constipation severity having a p-value of 0.005, abdominal bloating having a p-value of 0.024 and quality of life having a p-value of 0.021.

The first of the two phase 3 trials also assessed the rebound effect from the withdrawal of Amitiza following 12 weeks of treatment with an 8 microgram dose twice daily. In this trial, withdrawal of Amitiza did not result in a rebound effect. Amitiza was well-tolerated in the phase 2, phase 3, and long-term safety studies. In the combined phase 2 and phase 3 studies and at the recommended dose, there was a similar incidence of serious adverse events, 1% in both the Amitiza group and the placebo group, and treatment-related adverse events, with 26% in the Amitiza groups compared to 21% in the placebo groups. The most common treatment-related adverse events were nausea, which was reported by 8% of participants receiving Amitiza and 4% of those receiving the placebo, and diarrhea, which was reported by 7% of the Amitiza groups and 4% of the placebo groups. Abdominal pain occurred at a similar rate in the placebo groups and the Amitiza groups, with 5% reporting this adverse event.

Opioid-Induced Bowel Dysfunction

Disease Overview.  Opioid-induced bowel dysfunction comprises a variety of gastrointestinal side effects originating from the use of narcotic medications such as morphine and codeine, which are referred to as opioids. Physicians prescribe opioids for patients with advanced illnesses, such as cancer and AIDS, patients undergoing surgery and patients who experience chronic pain. Despite their pain-relieving effectiveness, opioids are known to produce gastrointestinal side effects that lead to opioid-induced constipation, including inhibition of large intestine motility, decreased gastric emptying and hard stools.

Current Treatment.  There are currently no FDA-approved oral products that are specifically indicated for treatment of opioid-induced bowel dysfunction. Current treatment options for opioid-induced bowel dysfunction include the use of stool softeners, enemas, suppositories and peristaltic stimulants such as senna, which stimulate muscle contractions in the bowel. The effectiveness of these products for the treatment of opioid-induced bowel dysfunction is limited due to the severity of the constipation caused by opioids. In addition, physicians often cannot prescribe peristaltic stimulants for the duration of narcotic treatment because of the potential for dependence upon these stimulants. The FDA recently approved Relistor (methylnaltrexone bromide) for opioid-induced constipation in patients with late-stage and advanced illness who experience severe constipation. However, Relistor is available only as an injectable medication and is not recommended for patients with known or suspected intestinal obstructions. Common side effects of Relistor include abdominal pain, gas, nausea, dizziness and diarrhea.

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

Development Status

We have completed preclinical studies of Amitiza as a potential therapy for opioid-induced bowel dysfunction. In a model of morphine-induced constipation in mice, Amitiza was shown to improve intestinal transit time and did not result in any reduction of the analgesic effect of morphine. Based on these preclinical results, we determined to pursue development of Amitiza as a treatment for opioid-induced bowel dysfunction.

We commenced two pivotal phase 3 clinical trials of orally administered Amitiza for the treatment of opioid-induced bowel dysfunction in September 2007. Each trial enrolled approximately 420 participants at 190 participating sites. These phase 3 pivotal trials are designed as double-blind, randomized, 12-week clinical trials to demonstrate the efficacy and safety of Amitiza for the treatment of opioid-induced bowel dysfunction in adults using twice daily doses of 24 micrograms each, or 48 micrograms total. The primary efficacy endpoint for these trials is the change from baseline in SBM frequency at week 8. In addition, several secondary endpoints include change from baseline in SBM frequency at week 12 and overall; percentage of patients with a first post-dose SBM within 24 hours or 48 hours; overall responder rates; overall mean change from baseline in straining, stool consistency, constipation severity, abdominal bloating, abdominal discomfort, and bowel habit regularity; and overall treatment effectiveness. These two pivotal trials, which were fully enrolled in late November 2008, are being followed by a nine month open-label extension trial in approximately 440 participants to assess the long-term safety and efficacy profile of Amitiza in subjects with opioid-induced bowel dysfunction.

Cobiprostone

Overview

We are developing the prostone compound cobiprostone for oral administration to treat various gastrointestinal and liver disorders, including NSAID-induced ulcers and portal hypertension. We also plan to develop an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease. We believe that cobiprostone, like Amitiza, is an activator of the chloride ion channel ClC-2, which is known to be present in gastrointestinal, liver and lung cells. We are also developing cobiprostone as a topical preparation for the treatment of ulcers and wounds based on preclinical results from coetaneous tissue blood flow studies and incision wound healing studies.

We completed two phase 1 clinical trials of cobiprostone in healthy volunteers in Japan in 1997. In these trials, orally administered cobiprostone was generally well tolerated both when it was administered three times daily for a period of seven days at doses we expect to be clinically relevant and when it was administered in single doses that were significantly higher than those we expect to be clinically relevant. Several incidents of loose or watery stools were reported, but at doses higher than those we expect to use in planned additional clinical trials. No serious adverse events were experienced by any participants in these trials, and no participants withdrew from these trials due to adverse events, even at dose levels several times higher than what we expect to be clinically-relevant doses of cobiprostone.

Non-Steroidal Anti-Inflammatory Drug-Induced Ulcers

We commenced a phase 2 clinical trial of cobiprostone for the prevention and treatment of NSAID-induced ulcers in September 2007.

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

After NSAID-induced ulcers have developed, proton pump inhibitors, such as Nexium® (esomeprazole magnesium) and Prevacid® (lansoprazole), are prescribed to treat most gastric ulcer patients, either alone or in combination with other treatments. H2 receptor blockers, such as Pepcid® (famotidine), Tagamet® (cimetidine) and Zantac® (ranitidine hydrochloride), help to reduce stomach acid and are typically prescribed as a second line of therapy for gastric ulcers, when proton pump inhibitors are not effective, or are used in conjunction with proton pump inhibitors. Although both proton pump inhibitors and H2 blockers can aid in the repair of existing gastric ulcers, neither of these drug categories has been shown to be effective in preventing ulcer development. Furthermore the therapeutic effects of these products are only observed at high doses and in some types of at-risk patients, such as those with a prior history of ulcers or those 65 years of age or older.

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

Development Status.  We have completed preclinical studies of cobiprostone as a potential therapy for the prevention of NSAID-induced ulcers. In preclinical tests in rats, cobiprostone protected against formation of ulcers induced by indomethacin, an NSAID, and ulcers induced by stress and demonstrated an acceptable safety profile at what we believe are clinically relevant doses. In the third quarter of 2007, we commenced a phase 2 clinical trial for cobiprostone. This phase 2 multi-center, randomized, placebo-controlled study was fully enrolled at the end of December 2008 with 124 participants at 12 sites. The trial is designed to assess the efficacy and safety of cobiprostone in preventing nonsteroidal anti-inflammatory drug induced gastroduodenal injury in patients taking Naproxen 500mg twice daily. Study patients are randomized to one of three daily doses of cobiprostone (18, 36 or 54 micrograms) or placebo. The efficacy endpoints for the trial include the overall incidence of gastric, duodenal, and gastroduodenal ulcers, the incidence of gastric, duodenal, and gastroduodenal ulcers and erosions at weeks 4, 8, and 12, the changes in numbers of ulcers and erosions, and evaluation of GI mucosa ischemia. We believe that cobiprostone may have utility in preventing other gastric injury in addition to NSAID-induced ulcers. Accordingly, as we progress through our clinical program for cobiprostone, we may seek to broaden our indication for this compound by exploring other gastrointestinal lesions, including hemorrhages, erosions and ulcerations.

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

In preclinical tests, cobiprostone:

•	decreased portal pressure in two rodent models of portal hypertension disease;

•	increased cutaneous blood flow in two additional animal models in the presence of chemical agents known to constrict the peripheral vasculature; and

•	reduced vascular resistance in the liver induced by a chemical agent in an isolated liver model.

In the third quarter of 2008, we commenced a phase 2 proof-of-concept study of cobiprostone in patients with portal hypertension. The trial was designed to assess the efficacy and safety of an initial single oral dose of cobiprostone at 36 or 54 micrograms, followed by multiple doses of cobiprostone at 36 micrograms/day (12 micrograms three times daily) and 54 micrograms/day (18 micrograms three times daily) over a four — week period. The trial was discontinued in December 2008 due to lower than anticipated enrollment resulting from lack of patient eligibility interest and study compliance. The trial design is being reviewed to determine if future study for this indication is warranted.

Cystic Fibrosis.  Cystic fibrosis is a congenital disease that usually develops during childhood and causes pancreatic insufficiency and pulmonary disorder. The gene product responsible for cystic fibrosis is a protein called the cystic fibrosis transmembrane conductance regulator, or CFTR. CFTR is found in cells lining the internal surfaces of the lungs, salivary glands, pancreas, sweat glands, intestine and reproductive organs and acts as a channel transporting chloride ions out of the cell. Cystic fibrosis is caused by a defect in the CFTR protein, which prevents the transport of chloride ions out of cells, causing the body to develop thick, sticky mucus in the lungs, pancreas and liver. According to the Cystic Fibrosis Foundation, cystic fibrosis currently affects approximately 30,000 people in the United States and is usually diagnosed in infants and children.

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

In 2003, we conducted an open-label, dose-escalating phase 2 trial of orally administered cobiprostone in 24 participants with documented cystic fibrosis. These participants were assigned to one of three dose cohorts at four sites in the United States and treated with cobiprostone for seven days. Cobiprostone was generally well tolerated by trial participants, although one participant experienced a serious adverse event and was hospitalized for exacerbation, or short-term worsening, of the disease, possibly as a result of treatment with cobiprostone. Although this trial focused primarily on safety, we also examined the effect of cobiprostone on chloride secretion in cells lining the nose and salivary glands as well as overall quality of life as measured by a questionnaire published by the Cystic Fibrosis Foundation. The results for chloride secretion were inconclusive, which we believe was likely due to the rapid metabolization of the drug in the gastrointestinal tract, the short duration of the trial and the limited number of participants enrolled in the trial. As a result, we are focusing our initial development efforts on an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis.

Chronic Obstructive Pulmonary Disease.  Chronic obstructive pulmonary disease is characterized by the progressive development of airflow limitation in the lungs that is not fully reversible and encompasses chronic bronchitis and emphysema. According to the National Heart, Lung and Blood Institute, or the NHLBI, a division of the National Institutes of Health, approximately 12 million adults 25 years of age or older in the United States are diagnosed with chronic obstructive pulmonary disease. The NHLBI further estimates that approximately 24 million adults in the United States have evidence of impaired lung function, indicating in their view that this disease is under diagnosed. Anticholinergics, smooth muscle relaxers that can help to widen air passageways to the lungs, have been the primary therapy to treat chronic obstructive pulmonary disease. Recently, combination agents, such as steroid/Beta-2 agonists, have enjoyed increased use as chronic obstructive pulmonary disease treatments. However, these treatments relieve only the symptoms of chronic obstructive pulmonary disease, such as chronic cough or shortness of breath, and have limited effect on reducing the incidence of exacerbation of the disease.

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

SPI-017

Overview

We are conducting preclinical development of SPI-017 for the treatment of peripheral arterial and vascular disease, central nervous system disorders. Initially, we are working on the development of an intravenous formulation of SPI-017 for the treatment of peripheral arterial disease and stroke. We also are developing an oral formulation of SPI-017 for the treatment of Alzheimer’s disease.

We commenced a phase 1 clinical trial of the intravenous formulation of SPI-017 in December 2008. We also plan to commence a phase 1 clinical trial of the oral formulation in 2009. Results from the phase 1 trials of both the intravenous and the oral formulations may be useful in the development of multiple indications.

In preclinical in vitro tests on human cell lines, SPI-017 activated chloride and potassium channels in very low concentrations on a variety of cell types found in the central nervous system and peripheral blood vessels. We are currently evaluating the safety profile of various SPI-017 dosage forms in preclinical toxicology studies.

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

Anti-platelet medications, vasodilators and prostaglandins represent the most frequently prescribed treatments for peripheral arterial disease, but they have little or no impact on symptoms or the underlying atherosclerotic process. Palux® (alprostadil) and Liple® (alprostadil) are used for the treatment of chronic arterial occlusion in Japan, but alprostadil is not approved for this indication in the United States. In addition, Palux and other prostaglandin E1 drug products should not be administered to patients with bleeding disorders or patients being treated with chronic anti-platelet medications, such as aspirin, due to the detrimental effect of these products on platelet aggregation. Despite the need for additional treatments, we believe that few novel therapies are being explored.

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

The brain comprises a complex network of neurons that enable memory, sensation, emotion and other cognitive functions. Neurons are highly specialized cells that are capable of communicating with each other through biochemical transmission across junctions called synapses. For this communication to occur, neurons secrete chemicals, known as neurotransmitters, which bind to receptors on neighboring neurons. Coordinated communication across synapses is essential for the formation of memories. The molecular mechanisms and hypotheses of Alzheimer’s disease are complex.

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

Preclinical studies of SPI-017 in a cholinergic lesion rat model of Alzheimer’s disease suggest that orally administered SPI-017 facilitates memory formation and cognitive behaviour. In addition, the survival and structural integrity of cholinergic neurons in the nucleus basalis magnocellularis were preserved in SPI-017 treated animals. The efficacy of SPI-017 was comparable to Aricept, an acetylcholine esterase inhibitor which is currently marketed for the treatment of moderate to severe Alzheimer’s disease. Since the mechanisms of action of SPI-017 are different from inhibition of neuronal acetylcholine esterase we are planning additional studies to further test the activity of SPI-017 in different animal models of Alzheimer’s disease.

Marketing and Sales

In 2006, we exercised the co-promotion rights under our collaboration and license agreement with Takeda to begin developing a specialized sales force to market Amitiza to complement Takeda’s marketing efforts among primary care physicians. We have implemented a selling model that we believe has produced increased sales growth for Amitiza in geographies covered by a Sucampo representative within the United States.

Takeda markets Amitiza broadly to office-based specialty physicians and primary care physicians in the United States. We complement Takeda’s marketing efforts by promoting Amitiza through a specialty sales force in the institutional marketplace, including specialist physicians based in academic medical centers and long-term care facilities. This institutional market is characterized by a concentration of elderly patients, who we believe to be a key market for Amitiza to treat gastrointestinal indications, and by physicians who are key opinion leaders in the gastrointestinal field.

We intend to evaluate strategic acquisitions, in-licensing or co-promotion opportunities to supplement our existing product pipeline, especially those that would add products complementary to the focus of our specialty sales force.

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

Commercialization Funding Commitment.  Takeda is obliged to maintain a specific level of funding for activities in relation to the commercialization of Amitiza. If we and Takeda jointly determine to conduct a full-scale direct-to-consumer television advertising campaign for Amitiza, Takeda’s funding obligation for commercialization activities will be $80.0 million per year for three years. If there is no full-scale direct to consumer advertising campaign in a 12 month period, then the total commercialization funding commitment will be $40.0 million per year for a three year period following the NDA approval for the irritable bowel syndrome with constipation indication.

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

Medical and Scientific Activities.  We also are entitled to receive cost reimbursement from Takeda on a case-by-case negotiated basis for a part of our commercialization efforts with respect to specific medical and scientific activities undertaken by us. Takeda is to retain overall responsibility for managing these medical and scientific activities. We were responsible for the development of all publications directed at a scientific audience until January 31, 2007, with this work being reimbursed by Takeda up to a specified limit. We retain all intellectual property rights over the material in these publications. After January 31, 2007, Takeda is primarily responsible for the development of these publications.

Licensing Fees, Milestone Payments and Royalties.  Takeda made an up-front payment of $20.0 million in 2004 and has paid total development milestone payments of $130.0 million through December 31, 2008. Subject to reaching future development and commercial milestones, we are entitled to receive up to $10.0 million in additional development milestone payments and up to $50.0 million in commercial milestone payments. In addition, upon commercialization of any product covered by the agreement, Takeda is required to pay us a quarterly royalty on net sales revenue on sales of the commercialized product.

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

Term.  The Takeda agreement continues until 2020 unless earlier terminated. We may terminate the agreement if Takeda fails to achieve specific levels of net sales revenue or if Takeda comes under the control of another party and launches a product competitive with Amitiza. Alternatively, either party has the right to terminate the agreement in the following circumstances:

•	a breach of the agreement by the other party that is not cured within 90 days, or 30 days in the case of a breach of payment obligations;

•	a change of control of the other party in which the new controlling party does not expressly affirm its continuing obligations under the agreement; or

•	insolvency of the other party.

Intellectual Property

Our success depends in part on our ability, and that of Sucampo AG, to obtain and maintain proprietary protection for the technology and know-how upon which our products are based, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights.

We hold an exclusive worldwide royalty-bearing license from Sucampo AG to develop and commercialize Amitiza and other prostone compounds covered by patents and patent applications held by Sucampo AG. As of December 31, 2008, we had licensed from Sucampo AG rights to a total of 51 U.S. patents, 19 U.S. patent applications, 22 European patents, 14 European patent applications, 25 Japanese patents and 19 Japanese patent applications. Many of these patents and patent applications are counterparts of each other. Our portfolio of licensed patents includes patents or patent applications with claims directed to the composition of matter, including both compound and pharmaceutical formulation, or method of use, or a combination of these claims, for Amitiza, cobiprostone and SPI-017. Depending upon the timing, duration and specifics of FDA approval of the use of a compound for a specific indication, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act.

The patent rights relating to Amitiza licensed by us consist of nine issued U.S. patents and five issued European patents relating to composition of matter and methods of use. These patent rights also include various U.S., European and Japanese patent applications relating to dosing, pharmaceutical formulation and other claims. The U.S. patents relating to composition of matter expire between 2014 and 2020. The other U.S. and foreign patents expire between 2009 and 2022.

The patent rights relating to cobiprostone licensed by us consist of ten issued U.S. patents, four issued European patents, and six issued Japanese patents relating to composition of matter and methods of use. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulation and other claims. The U.S. patents relating to composition of matter expire between 2011 and 2020. The other U.S. and foreign patents expire between 2010 and 2022.

The patent rights relating to SPI-017 licensed by us consist of ten issued U.S. patents, six issued European patents and six issued Japanese patents relating to methods of use. These patent rights also include various U.S., European and Japanese patent applications relating to composition of matter and methods of use. The U.S. patent relating to composition of matter expires in 2021. The U.S. patents relating to methods of use and the other U.S. and foreign patents expire between 2010 and 2022.

In addition, we share joint ownership of eight U.S. patents with R-Tech. These patents cover prostone compounds, formulations and manufacturing methods.

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

License from Sucampo AG

On June 30, 2006, we entered into a restated license agreement with Sucampo AG. Under this agreement, Sucampo AG has granted to us a royalty-bearing, exclusive, worldwide license, with the right to sublicense, to develop and commercialize Amitiza, cobiprostone and SPI-017 and any other prostone compounds, other than Rescula, subject to Sucampo AG’s patents. Under the terms of the restated license agreement, which became effective upon our initial public offering in 2007, we are obligated to assign to Sucampo AG any patentable improvements derived or discovered by us relating to Amitiza, cobiprostone and SPI-017 through the term of the license. In addition, we are obligated to assign to Sucampo AG any patentable improvements derived or discovered by us relating to other licensed prostone compounds prior to the date which is the later of June 30, 2011 or the date on which Drs. Ueno and Kuno cease to control our company. For purposes of this agreement, Drs. Ueno and Kuno will be deemed to control our company as long as either they together own a majority of the voting power of our stock or at least one of them is a member of our board of directors. All compounds assigned to Sucampo AG under this agreement will be immediately licensed back to us on an exclusive basis.

In consideration of the license, we are required to make milestone and royalty payments to Sucampo AG. The milestone payments include:

•	a payment of $500,000 upon the initiation of the first phase 2 clinical trial for each compound in each of three territories covered by the license: North, Central and South America (including the Caribbean), Asia and the rest of the world; and

•	a payment of $1.0 million for the first NDA filing or comparable foreign regulatory filing for each compound in each of the same three territories.

Upon payment of the above milestones, no further payments will be required either for new indications or formulations or for further regulatory filings for the same compound in additional countries within the same territory.

In addition, we are required to pay Sucampo AG 5% of any up-front or milestone payments that we receive from sublicensees.

Under the license and an addendum we entered in February 2009, we also are required to pay Sucampo AG, on a country-by-country basis, ongoing patent royalties as follows:

•	In the case of products covered by patents existing at the time of our initial public offering in 2007, or pre-IPO patents, a royalty of 2.2% of net sales in the case of sales of Amitiza in North, Central and South America, including the Caribbean, and Asia, Australia and New Zealand; and 4.5% of net sales in the case of sales of Amitiza in other territories or sales of other compounds. These royalties are payable until the last pre-IPO patent covering each relevant compound in the relevant country has expired.

•	After the expiration of all pre-IPO patents, in the case of products covered by new patents or improvement patents that were granted after our initial public offering, or post-IPO patents, a royalty of 1.1% of net sales in the case of sales of Amitiza in North, Central and South America, including the Caribbean, and Asia, Australia and New Zealand; and 2.25% of net sales in the case of sales of Amitiza in other territories or sales of other compounds. These royalties are payable until the last post-IPO patent covering each relevant compound has expired.

In addition, we are required to pay Sucampo AG, on a country-by-country basis, a know-how royalty of 1% of net sales in the case of sales of Amitiza in North, Central and South America, including the Caribbean, and Asia, Australia and New Zealand; and 2% of net sales in the case of sales of Amitiza in other territories or sales of other compounds, until the fifteenth anniversary of the first sale of the respective compound. All product royalties required to be paid under the license are based on total product net sales, whether by us or a sublicensee, and not on amounts actually received by us.

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

As part of this license, we have assumed the responsibility to pay the patent filing and maintenance costs related to the licensed rights. In return, we have control over patent filing and maintenance decisions. The license agreement also specifies how we and Sucampo AG will allocate costs to defend patent infringement litigation brought by third parties and costs to enforce patents against third parties. As of December 31, 2008, we have not incurred any cost relating to defending or enforcing patents against third parties.

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

We have entered into an exclusive supply arrangement with R-Tech. Under the terms of this arrangement, we have granted to R-Tech the exclusive right to manufacture and supply Amitiza to us to meet our commercial and clinical requirements in the Americas, Europe, the Middle East and Africa until 2026. With the exception of the exclusive supply agreements with Takeda described below, R-Tech is prohibited from supplying Amitiza to anyone other than us during this period. Our supply arrangement with R-Tech also provides that R-Tech will assist us in connection with applications for marketing approval for Amitiza in the United States and elsewhere, including assistance with regulatory compliance for chemistry, manufacturing and controls. In consideration of these exclusive rights, R-Tech has paid to us $8.0 million in up-front and milestone payments as of December 31, 2008. Either we or R-Tech may terminate the supply arrangement with respect to us or Sucampo Europe in the event of the other party’s uncured breach or insolvency.

In anticipation of the commercial development of Amitiza, we entered into a 16-year supply agreement with Takeda and R-Tech in October 2004, which was supplemented by a definitive supply and purchase agreement in January 2006. Under these agreements, R-Tech agreed to supply and Takeda agreed to purchase all of Takeda’s commercial requirements, including product samples, for Amitiza in the United States and Canada. Pursuant to the terms of these agreements, Takeda is required to provide R-Tech with a rolling 24-month forecast of its product and sample requirements and R-Tech is required to keep adequate levels of inventory in line with this forecast. In addition, these agreements require R-Tech to maintain a six-month supply of the active ingredient used in manufacturing Amitiza and a six-month supply of Amitiza in bulk form as backup inventory. Upon a termination of the collaboration and license agreement between Takeda and us, either Takeda or we may terminate these supply agreements by notice to R-Tech.

On February 23, 2009, we entered into an Exclusive Manufacturing and Supply Agreement with R-Tech under which we granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet our commercial and clinical requirements in Asia, Australia and New Zealand. In consideration, R-Tech will make an up-front payment of $250,000 and will be obligated to make milestone payments of $500,000 upon regulatory approval of lubiprostone in Japan and $250,000 upon the commercial launch in Japan. In addition, R-Tech is required to maintain at least a six-month supply of lubiprostone and a three-month supply of the active ingredient used in manufacturing lubiprostone as a backup inventory.

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

R-Tech operates a manufacturing facility near Osaka, Japan that we believe is compliant with current good manufacturing practices, or cGMP. R-Tech received approval from the FDA in October 2005 and from the Medicines and Healthcare Products Regulatory Agency or MHRA in October 2008 to manufacture Amitiza at this facility. In addition, R-Tech manufactures its own prostone product Rescula at this facility and has been the sole supplier of this product to the marketplace since 1994 without interruption.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and resources provide us with competitive advantages, we face potential competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Amitiza and any other product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

Several companies also are working to develop new drugs and other therapies for these same diseases and conditions. Some of these potential competitive drug products include:

•	Drugs targeting serotonin receptors for the treatment of irritable bowel syndrome with constipation, such as Renzapride, being developed by Alizyme plc. and DDP733, being developed by Dynogen Pharmaceuticals, Inc. currently in phase 2 clinical trials. Based on the limited clinical efficacy in phase 3 clinical trials, Alizyme discontinued further clinical development for Renzapride and in the light of a recent filing under Chapter 7 of U.S. Bankruptcy Code by Dynogen, it is unclear about the future clinical trials for DDP733.

•	Opioid antagonists such as methylnaltrexone, being developed by Progenics Pharmaceuticals, Inc., for the treatment of opioid-induced bowel dysfunction. Progenics and its collaboration partner Wyeth Pharmaceuticals received FDA approval of methylaltrexone in 2008 for the subcutaneous formulation of this drug in treating opioid-induced bowel dysfunction in patients receiving palliative care. Progenics continues to move forward with an oral form of methylaltrexone for similar indications; and

•	TD-5108, being developed by Theravance, Inc. for the treatment of chronic constipation, and linaclotide, being developed by Microbia, Inc. for the treatment of irritable bowel syndrome with constipation, both of which have recently completed phase 2 clinical trials.

•	Resolor (prucalopride), being developed by Movetis for the treatment of chronic constipation in adults. In May 2008, the European Medicines Agency has accepted the MAA filed by Movetis for Resolor (prucalopride).

We face similar competition from approved therapies and potential drug products for the diseases and conditions to be addressed by cobiprostone, SPI-017 and our other product candidates. The current standard of care for NSAID induced ulcers is the usage of PPI medications.

The key competitive factors affecting the success of all of our product candidates are likely to be their efficacy, safety, price and convenience.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, and it’s implementing regulations. The FDA has jurisdiction over all of our products and administers requirements covering the safety, effectiveness, manufacturing, quality control distribution, labeling, marketing, advertising, dissemination of information and post-marketing study and surveillance of our pharmaceutical products. Information that must be submitted to the FDA in order to obtain approval to market a drug varies depending upon whether the drug is a new product whose safety and efficacy have not previously been demonstrated in humans or a drug whose active ingredients and certain other properties are the same as those of a previously approved drug. The results of product development, preclinical studies and clinical trials must be submitted to the FDA as part of the approval process. The FDA may deny approval if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval.

Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an IND with the FDA. In addition, there are three phases of human testing:

•	Phase 1 consists of safety tests for human clinical experiments, generally in normal, healthy people;

•	Phase 2 programs expand safety tests and are conducted in people who are sick with the particular disease condition that the drug is designed to treat; and

•	Phase 3 programs are greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population.

The data from these tests is combined with data regarding chemistry, manufacturing and animal toxicology and is then submitted in the form of a New Drug Application, or NDA, to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources.

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

The FDA extensively regulates all aspects of manufacturing quality under its current good manufacturing practices (cGMP) regulations. The FDA inspects the facility or the facilities at which drug products are manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process or manufacturing facilities, are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.

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

Post-Approval Requirement

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, the FDA may require post marketing, or phase 4, trials to assess the product’s long-term safety or efficacy. In addition, holders of an approved NDA are required to report certain adverse drug reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain fiscal, procedural, substantive and recordkeeping requirements.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings, precautions and contraindications. Also, new government requirements, including those resulting from new legislation, may be established that could delay or prevent regulatory approval of our products under development.

Regulation Outside the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions most notably by the European Medicines Agency in the European Union and the Ministry of Health, Labor and Welfare in Japan. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the United States before we can commence clinical trials or marketing of the product in those countries The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country, and the time for approval may be longer or shorter than that required by the FDA.

Europe

In Europe medicinal products are governed by a framework of European Union regulations which apply across all European Union member states. To obtain regulatory approval of a drug under the European Union regulatory system, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for a member state, known as the reference member state, to assess an application, with one or more other, or concerned, member states subsequently approving that assessment. The European Union also governs among other areas, the authorization and conduct of clinical trials, the marketing authorization process for medical products, manufacturing and import activities, and post-authorization activities including pharmacovigilance. The European Union has established new regulations on pediatric medicines which impose certain obligations on pharmaceutical companies with respect to the investigation of their products in children.

Sucampo’s wholly owned subsidiary, Sucampo Pharma Europe Ltd., located in Oxford, UK and Basel, Switzerland is subject to a number of regulatory requirements and inspection by the authorities. The Basel office was inspected in 2008 for compliance with applicable licenses and permits.

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

Regulation of the Health Care Industry

In addition to the regulatory approval requirements described above, we are or will be directly or indirectly through our customers, subject to extensive regulation of the health care industry by the federal and state government and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•	The federal Medicare and Medicaid Anti-Kickback laws, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	Other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

•	The federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•	The federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	The Foreign Corrupt Practices Act, which prohibits certain payments made to foreign government officials; and

•	State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations.

If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

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

Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals, and the drug candidates that we are developing.

Another development that may affect the pricing of drugs is proposed Congressional action regarding drug re-importation into the United States. Proposed legislation would allow the re-importation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. If such legislation or similar regulatory changes were enacted, they could reduce the price we receive for any approved products, which, in turn, could adversely affect our revenues.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions permit products to be marketed only after a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits.

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

Executive Officers

The following table lists our executive officers and their ages as of March 5, 2009.

Name	Age	Position

Ryuji Ueno, M.D., Ph.D., Ph.D.	55	Chief Executive Officer, Chief Scientific Officer and Director, Chairman of the Board of Directors
Jan Smilek	42	Chief Financial Officer
Gayle R. Dolecek	66	Senior Vice President of Research and Development
Stanley G. Miele	44	Senior Vice President of Sales and Marketing

Ryuji Ueno, M.D., Ph.D., Ph.D.  Dr. Ueno is a founder of our company and has been our Chief Executive Officer since September 2006 and our Chief Scientific Officer since August 2004. Dr. Ueno also became the Chairman of our Board of Directors effective June 1, 2007 following the resignation of Dr. Sachiko Kuno from that position. Dr. Ueno also served as Chief Operating Officer from December 1996 to November 2000 and again from March 2006 to September 2006 and as Chief Executive Officer from December 2000 to September 2003. Dr. Ueno has been a director since 1996 and served as Chairman of our Board of Directors from December 2000 to September 2006. Dr. Ueno co-founded our affiliate R-Tech in September 1989 and served as its President from 1989 to March 2003. Dr. Ueno also co-founded Sucampo AG in December 1997 and served as its Chairman of the Board or Vice Chairman of the Board since its inception. Dr. Ueno received his M.D. and a Ph.D. in medical chemistry from Keio University in Japan, and he received a Ph.D. in Pharmacology from Osaka University. Dr. Ueno is married to Dr. Sachiko Kuno, one of our founders and a member of our board of directors.

Jan Smilek.  Mr. Smilek joined us in February 2008 as Vice President of Finance and Corporate Controller. He was subsequently promoted to Acting Chief Financial Officer in August 2008 and to Chief Financial Officer in December 2008. Prior to joining our company, he was the Senior Director of Finance at Vanda Pharmaceuticals beginning in January 2006. Before that, he was Senior Director of Financial Reporting, Analysis and General Accounting at McGraw-Hill Companies from January 2005 to January 2006. He also worked at PricewaterhouseCoopers, LLP for 13 years beginning in 1991 in Prague, Miami and Washington, D.C. Mr. Smilek is a Certified Public Accountant in the United States, and is a graduate of the School of Economics, Bratislava, Slovakia and holds an International Executive M.B.A. degree from Georgetown University, McDonough School of Business.

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

Stanley G. Miele.  Mr. Miele has been our Senior Vice President since October 2008. Prior to his new role, he was our Vice President of Sales and National Director of Sales since February 2006. Prior to joining Sucampo, Mr. Miele, as a Sales Director, managed a national level team of specialty sales representatives and engineering consultants that sold and marketed blood gas analyzers and point of care diagnostic equipment used in acute-care areas within hospitals at Abbott Point of Care beginning October 2005. Prior to that, Mr. Miele held a series of positions at Millennium Pharmaceuticals (and COR Therapeutics prior to its acquisition by Millennium) including National Sales Director, Cardiology where he was responsible for managing the overall hospital-based cardiovascular sales function beginning January 2003. Previously, Mr. Miele was a Division Sales Representative with Abbott Labs’ Hospital Products Division, of Abbott Park, Illinois, and a Sales Representative for Syntex Labs, of Palo Alto, California. Mr. Miele earned a B.A. in Management/Communications from the University of Dayton.

Employees

As of March 5, 2009, we had 94 full-time employees, including 34 with doctoral or other advanced degrees. Of our workforce, 30 employees are engaged in research and development, 39 are engaged in sales and marketing and 25 are engaged in business development, legal, finance and administration. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Our Dual Class Capital Structure

We have two classes of common stock authorized; class A common stock and class B common stock. Holders of class A common stock and class B common stock have identical rights, except that holders of class A common stock are entitled to one vote per share and holders of class B common stock are entitled to ten votes per share on all matters on which stockholders are entitled to vote.

As of March 5, 2009, we had outstanding 15,651,849 shares of class A common stock and 26,191,050 shares of class B common stock. The class B common stock represents approximately 95% of the combined voting power of our outstanding common stock. All of the shares of class B common stock are owned by S&R Technology Holding, LLC, or S&R, an entity wholly-owned by our founders, Drs. Ueno and Kuno. As a result, Drs. Ueno and Kuno will be able to control the outcome of all matters upon which our stockholders vote, including the election of directors, amendments to our certificate of incorporation and mergers or other business combinations.

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

Our Corporate Information

Our predecessor was incorporated under the laws of Delaware in December 1996.

In December 2008, we implemented a new holding company structure. In this reorganization, Sucampo Pharmaceuticals, Inc. became a wholly owned subsidiary of a newly formed Delaware holding company, then known as Sucampo Pharma Holdings, Inc., which became the publicly traded company. Each share of Sucampo Pharmaceuticals, Inc. stock was automatically converted into equivalent shares of the holding company with the same rights and privileges as the converted shares.

Immediately after the reorganization, Sucampo Pharmaceuticals, Inc. was renamed Sucampo Pharma Americas, Inc. and the holding company succeeded to the name Sucampo Pharmaceuticals, Inc. Sucampo Pharma Americas, Inc. then distributed to the new holding company the stock of its two wholly owned subsidiaries, Sucampo Pharma Ltd. and Sucampo Pharma Europe Ltd. As a result, those two companies are now also wholly owned subsidiaries of the new holding company.

The final corporate structure consists of a public holding company named Sucampo Pharmaceuticals, Inc., which has three wholly owned subsidiaries: Sucampo Pharma Ltd., based in Tokyo and Osaka, Japan, in which we conduct our Asian operations; Sucampo Pharma Americas, Inc., based in Bethesda, Maryland, in which we conduct operations in North and South America; and Sucampo Pharma Europe Ltd., based in Oxford, U.K., and Basel, Switzerland, in which we conduct operations in Europe and the rest of the world.

Our principal executive offices are located at 4520 East-West Highway, Suite 300, Bethesda, Maryland 20814, and our telephone number is (301) 961-3400.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.sucampo.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission, or the SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, the following factors should be considered carefully in evaluating our business and our company.

Risk Related to Current Worldwide Economic Downturn

The recent downturn in the global economy and the recent pressure on capital markets increases the possibility of and may exacerbate the impact of any adverse effects on our financial position and business prospects.

The recent downturn in the U.S. economy and economies around the world and the extraordinary pressure being placed on both debt and equity markets have led to significant retraction in U.S. businesses, sudden and severe decreases in the prices of U.S. equities generally and a severe shortage in available credit. These factors have made it more difficult, in general, for companies to expand or maintain their current operations and have increased the likelihood that companies will fail. Although we cannot say with certainty the impact the current economic crises has had on us to date or may have on us in the future, continued pressure on the U.S. economy and its capital markets may have the effect of, among other things, reducing demand for Amitiza and other medicines, imposing significant pricing pressure, compromising the ability of our collaborators to timely satisfy their performance obligations, increasing the cost to manufacture our products, or making it more difficult for us to raise capital or enter into strategic relationships, each of which could hurt our business and business prospects. If the economic downturn in foreign economies is prolonged, this could harm our ability to pursue our strategy of developing and commercializing Amitiza and other compounds in Europe, Japan and other territories. The economic downturn may also lead to, or accelerate, a decrease in the trading price of our class A common stock.

We recently implemented a cost saving initiative by reducing our headcount and refocusing our research and development plans and our sales and marketing efforts.

To conserve cash and more closely align our spending towards our strategic objectives, we implemented a cost reduction initiative in early 2009, including a workforce reduction in our administrative, research and development and sales and marketing staffs and a refocusing of our research and development plans. These reductions could make it more difficult to manage our business and might compromise our ability to pursue our development and commercialization strategies.

Risks Related to Our Limited Commercial Operations

Although we reported profit for three consecutive years ending December 31, 2008, we may not maintain operating profitability in the future.

We initiated commercial sales of our first product, Amitiza, for the treatment of chronic idiopathic constipation in adults in April 2006 and for the treatment of irritable bowel syndrome with constipation in May 2008 and we first generated product royalty revenue in the quarter ended June 30, 2006. Although we had net income of $25.0 million in 2008 and our retained earnings turned positive to $14.8 million in 2008 as compared to $10.2 million deficit in 2007, this was primarily attributable to our development milestones of $50.0 million and $30.0 million earned in 2008 and 2007, respectively. Our primary cost drivers result from expenses incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for at least the next several years as we continue our research activities and conduct development of, and seek regulatory approvals for, additional indications for Amitiza and for other drug candidates. Whether we are able to achieve sustainable operating profitability in the future will depend upon our ability to generate revenues that exceed our expenses. Changes in market conditions, including the failure or approval of competing products, may require us to incur more expenses or change the timing of expenses such that we may incur unexpected losses. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our class A common stock may decline.

If we are unable to continue successful commercialization of our first product, Amitiza, for the treatment of chronic idiopathic constipation in adults and irritable bowel syndrome with constipation and other indications for which we are developing this drug, or experience significant delays in doing so, our ability to generate product-based revenues and achieve profitability will be jeopardized.

In the near term, our ability to increase product-based revenues will depend on the continued growth in commercialization and continued development of Amitiza. The growth in sale of Amitiza will depend on several factors, including the following:

•	the effectiveness of Takeda’s sales force, as supplemented by our internal specialty sales force, in marketing and selling Amitiza in the United States;

•	our ability to complete clinical trials and secure regulatory approval of lubiprostone in Japan and the ability of Abbott to commercialize it if we do so;

•	the ability of R-Tech, which has the exclusive right to manufacture and supply Amitiza, or any substitute manufacturer to supply quantities sufficient to meet market demand and at acceptable levels of quality and price;

•	continued and growing acceptance of the product within the medical community and by third-party payors;

•	successful completion of clinical trials of Amitiza for the treatment of other constipation-related gastrointestinal indications beyond chronic idiopathic constipation and irritable bowel syndrome with constipation, and acceptance of the results of these trials by regulatory authorities; and

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities for other indications.

If we are not successful in maintaining continued growth in commercializing Amitiza or are significantly delayed in doing so, our business will be materially harmed.

We have limited experience commercializing drug products. If we are not successful in maintaining the transition from a pre-commercial stage company to a commercial company, our ability to continue profitability will be compromised.

For most of our operating history, we have been a pre-commercial stage company. Our operations to date have been limited largely to organizing and staffing our company, developing prostone technology, undertaking preclinical and clinical trials of our product candidates and coordinating the U.S. regulatory approval process for Amitiza. To make the transition to a commercial company, we will need to continue to develop internally, or contract with third parties to provide us with, the capabilities to manufacture a commercial scale product and to conduct the sales and marketing activities necessary for successful product commercialization. While we are currently utilizing R-Tech to perform these manufacturing functions and Takeda to perform many of these sales and marketing functions with respect to the sale of Amitiza in the United States, we may nevertheless encounter unforeseen expenses, difficulties, complications and delays as we establish these commercial functions for Amitiza and for other products for which we may receive regulatory marketing approval. As we continue to develop and seek regulatory approval of additional product candidates and additional indications for Amitiza, and to pursue regulatory approvals for Amitiza and other products outside the United States, it could be difficult for us to obtain and devote the resources necessary to successfully manage our commercialization efforts. If we are not successful in completing our transition to a commercial company, our ability to remain profitable will be jeopardized and the market price of our class A common stock is likely to decline.

Risks Related to Employees and Managing Growth

If we are unable to retain our chief executive and chief scientific officer and other key executives, we may not be able to successfully develop and commercialize our products.

We are highly dependent on Dr. Ryuji Ueno, our chief executive officer and chief scientific officer, and the other principal members of our executive and scientific teams, including Jan Smilek, our chief financial officer, Stanley Miele, our senior vice president of sales and marketing and Gayle Dolecek, our senior vice president of research and development. The loss of the services of any of these persons might impede the achievement of our product development and commercialization objectives and it might be difficult to recruit a replacement executive for any of their positions. We have employment agreements with these executives, but these agreements are terminable by the employees on short or no notice at any time without penalty to the employee. We do not maintain key-man life insurance on any of our executives.

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

We may encounter difficulties in managing growth, which could disrupt our operations.

To manage future growth in our business, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. This may become more challenging as a result of our recent headcount reductions, which affected our administrative staff. Due to our limited resources, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. Expansion of our operations could lead to significant costs and might divert our management and business development resources. The challenges of managing our growth will become more significant as we expand the operations of Sucampo Europe and Sucampo Japan. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The requirements of being a public company may strain our resources and distract management.

We completed our initial public offering in August 2007. As a public company, we will incur significant legal, accounting, corporate governance and other expenses that we did not incur as a private company. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, The NASDAQ Global Market, and other rules and regulations. These rules and regulations may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. The first time that we and our external auditors were required to issue a report on the design and operating effectiveness of our internal controls over financial reporting was as of December 31, 2008. We currently do not have an internal audit group. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to devote significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns. In addition, we might need to hire additional accounting staff with appropriate public company experience and technical accounting knowledge and we cannot assure you that we would be able to do so in a timely fashion. These strains may become more acute as a result of our recent headcount reductions, which affected our administrative and accounting staff.

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

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and as a result we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we consider to be promising. For example, the efficacy results in two of our phase 2 trials of cobiprostone, specifically the trials for the treatment of non-alcoholic fatty liver disease and for the treatment of symptoms associated with cystic fibrosis, were inconclusive. Therefore, further clinical testing will be required in connection with the development of this compound for these indications;

•	design of or enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays, or participants may drop out of our clinical trials at rates that are higher than we currently anticipate;

•	we might have to suspend or terminate our clinical trials, or perform additional trials, if we discover that the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we currently anticipate;

•	we might have difficulty obtaining sufficient quantities of the product candidate being tested to complete our clinical trials;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•	the effects of our product candidates may not be the desired or anticipated effects or may include undesirable side effects, or the product candidates may have other unexpected characteristics. For example, in preclinical tests of Amitiza, the drug demonstrated a potential to cause fetal loss in guinea pigs and, as a result, its label includes cautionary language as to its use by pregnant women.

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

In connection with our marketing approval for Amitiza for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. In the future, we may be required, or we may elect, to conduct additional clinical trials of Amitiza. In addition, if we seek marketing approval from regulatory authorities in jurisdictions outside the United States, such as the European Medicines Agency, they may require us to submit data from supplemental clinical trials in addition to data from the clinical trials that supported our U.S. filings with the FDA. Any requirements to conduct supplemental trials would add to the cost of developing our product candidates. Additional or supplemental trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in new restrictions on Amitiza’s existing marketing approval or could force us to stop selling Amitiza altogether. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for Amitiza or for other product candidates, could cause regulators to impose restrictive conditions on marketing approvals and could even make it impossible for us to obtain marketing approval. Any of these results could materially impair our ability to generate revenues and to achieve or maintain profitability.

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

We have entered into a joint collaboration and license agreement with Takeda for the commercialization of Amitiza for gastrointestinal indications in the United States and Canada. Takeda markets Amitiza to office-based specialty physicians and primary care physicians in the United States. The Takeda sales force dedicated to selling Amitiza is significantly larger than our internal sales force, and we are therefore heavily dependent on the marketing and sales efforts of Takeda. If our internal sales force is not effective, or if Takeda is less successful in selling Amitiza than we anticipate, our ability to generate revenues and achieve profitability will be significantly compromised. We have also entered into an agreement with Abbott for the development and commercialization of lubiprostone to treat chronic idiopathic constipation in Japan and we are currently negotiating with Abbott to expand their territory to other parts of the world. If we achieve regulatory approval for lubiprostone in Japan or other countries where Abbott has rights to commercialization our compounds, we will be dependent upon their marketing and sales efforts.

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

Several companies also are working to develop new drugs and other therapies for these same diseases and conditions. Some of these potential competitive drug products include:

•	Drugs targeting serotonin receptors for the treatment of irritable bowel syndrome with constipation, such as Renzapride, being developed by Alizyme plc. and DDP733, being developed by Dynogen Pharmaceuticals, Inc. currently in phase 2 clinical trials. Based on the limited clinical efficacy in phase 3 clinical trials, Alizyme discontinued further clinical development for Renzapride and in the light of a recent filing under Chapter 7 of U.S. Bankruptcy Code by Dynogen, it is unclear about the future clinical trials for DDP733.

•	Opioid antagonists such as methylnaltrexone, being developed by Progenics Pharmaceuticals, Inc., for the treatment of opioid-induced bowel dysfunction. Progenics and its collaboration partner Wyeth Pharmaceuticals received FDA approval of methylaltrexone in 2008 for the subcutaneous formulation of this drug in treating opioid-induced bowel dysfunction in patients receiving palliative care. Progenics continues to move forward with an oral form of methylaltrexone for similar indications; and

•	TD-5108, being developed by Theravance, Inc. for the treatment of chronic constipation, and linaclotide, being developed by Microbia, Inc. for the treatment of irritable bowel syndrome with constipation, both of which have recently completed phase 2 clinical trials.

•	Resolor (prucalopride), being developed by Movetis for the treatment of chronic constipation in adults. In May 2008, the European Medicines Agency has accepted the MAA filed by Movetis for Resolor (prucalopride).

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

The withdrawal of Zelnorm from the U.S. market might adversely affect market acceptance of Amitiza. The FDA requested that Novartis discontinue marketing Zelnorm based on a finding of an increased risk of serious cardiovascular adverse events associated with use of the drug. Although the mechanism of action of Amitiza is different from that of Zelnorm, and although Amitiza has not been associated with serious adverse cardiovascular events, nonetheless the withdrawal of Zelnorm may result in heightened concerns in the minds of some patients or physicians about the safety of using alternative treatments such as Amitiza.

In addition, Adolor Corporation, the developer of an opioid antagonist, Entereg® (alvimopan), for the treatment of opioid-induced bowel dysfunction, recently announced that it was withdrawing its protocol for an additional phase 3 clinical trial of Entereg to treat this condition, which had previously been filed with the FDA. This decision was reportedly based upon preliminary phase 3 trial safety results that suggest potential links between use of Entereg and adverse cardiovascular events, tumor development and bone fractures. It is possible that this development, coming so shortly after the withdrawal of Zelnorm, could further confuse patients and physicians and lead to reluctance on their part to use and to prescribe new drugs to treat gastrointestinal conditions, even those with different mechanisms of action such as Amitiza.

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

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we will be required to sell products to Medicare recipients through drug procurement organizations operating pursuant to this legislation. These organizations will negotiate prices for our products, which are likely to be lower than those we might otherwise obtain. Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs, in particular through cost-effectiveness evaluations. Future legislation could limit payments for pharmaceuticals such as Amitiza and the other product candidates that we are developing.

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

We currently have worldwide product liability insurance that covers our clinical trials and our commercial sales of Amitiza up to an annual aggregate limit of $20.0 million. The amount or scope of our product liability insurance may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not be able to obtain insurance coverage that will be adequate to cover any liability that may arise. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limits of our insurance coverage. If we cannot protect against product liability claims, we or our collaborators may find it difficult or impossible to commercialize our products.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, exclusively on R-Tech to supply Takeda and us with Amitiza, cobiprostone and SPI-017 and any future prostone compounds that we may determine to develop or commercialize. We have granted R-Tech the exclusive right to manufacture and supply Amitiza to meet our commercial and clinical requirements throughout the world and we do not have an alternative source of supply for Amitiza. We also do not have an alternative source of supply for cobiprostone or SPI-017, which R-Tech manufactures and supplies to us. If R-Tech is not able to supply Amitiza or these other compounds on a timely basis, in sufficient quantities and at acceptable levels of quality and price and if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms, sales of Amitiza would be significantly impaired and our development programs could be seriously jeopardized.

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

We depend significantly on our collaborations with Takeda and Abbott, and may depend in the future on collaborations with other third parties, to develop and commercialize our product candidates.

A key element of our business strategy is to collaborate where appropriate with third parties, particularly leading pharmaceutical companies, to develop, commercialize and market our products and product candidates. We are currently party to a 16-year joint collaboration and license agreement with Takeda for the development and commercialization of Amitiza for gastrointestinal indications in the United States and Canada. We are also party to an agreement with Abbott for the development and commercialization of lubiprostone in Japan.

The success of our collaboration arrangement will depend heavily on the efforts and activities of Takeda and Abbott. The risks that we face in connection with this collaboration and that we anticipate being subject to in any future collaborations, include the following:

•	our agreements with Takeda and Abbott are, and any future collaboration agreements that we may enter into are likely to be, subject to termination under various circumstances;

•	Takeda, Abbott and other future collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us;

•	Takeda, Abbott and other future collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products or may use committed resources inefficiently;

•	Takeda, Abbott and other future collaborators may not properly maintain or defend our intellectual property rights or may utilize our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential liability; and

•	Takeda, Abbott and other future collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

The ability of our products and product candidates to reach their potential could be limited if Takeda, Abbott or any other future collaborators decrease or fail to increase spending relating to such products, fail to dedicate sufficient resources to developing or promoting our products or change their business focus.

Because we rely upon third parties to provide the sales representatives marketing Amitiza, we may face increased risks arising from their misconduct or improper activities, which would harm our business.

Because we will have only limited capacity to monitor the sales efforts of Takeda’s sales force, we may be exposed to increased risks arising from any misconduct or improper activities of these sales representatives, including the potential off-label promotion of our products or their failure to adhere to standard requirements in connection with product promotion. In addition, we will be exposed to similar risks arising from our previous use of a third-party contractor’s employees to market Amitiza. Although we amended our agreement with the contractor and ceased to use its employees effective July 1, 2007, any misconduct or inappropriate activities by those employees prior to termination could create future liabilities for us, and any misconduct or inappropriate activities might not come to light for an extended period after the termination. Any such improper activities could hurt our reputation, cause us to become subject to significant liabilities and otherwise harm our business.

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

Our founders, Dr. Sachiko Kuno and Dr. Ryuji Ueno, together wholly own Sucampo AG and own a majority of the stock of R-Tech. Drs. Kuno and Ueno are married to each other. Ownership interests of our founders in the stock of R-Tech or Sucampo AG, and Dr. Ueno’s service as a director and executive officer of our Company and Dr. Kuno’s service as a director of our Company, could give rise to conflicts of interest when faced with a decision that could favor the interests of one of the affiliated companies over another. In addition, conflicts of interest may arise with respect to existing or possible future commercial arrangements between us and R-Tech or Sucampo AG in which the terms and conditions of the arrangements are subject to negotiation or dispute. For example, conflicts of interest could arise over matters such as:

•	disputes over the cost or quality of the manufacturing services provided to us by R-Tech with respect to Amitiza, cobiprostone and SPI-017;

•	a decision whether to engage R-Tech in the future to manufacture and supply compounds other than Amitiza, cobiprostone and SPI-017;

•	decisions as to which particular prostone compounds, other than Amitiza, cobiprostone or SPI-017, we will commit sufficient development efforts to so that commercial rights to those compounds will not revert back to Sucampo AG at the end of the specified period;

•	a decision whether to renegotiate the terms of our existing agreements with R-Tech or Sucampo AG; or

•	business opportunities unrelated to prostones that may be attractive both to us and to the other company.

If tax authorities disagree with our transfer pricing policies or other tax positions, we could become subject to significant tax liabilities.

We are a member of an affiliated group of entities, including Sucampo AG and R-Tech, each of which is directly or indirectly controlled by Drs. Ueno and Kuno. We have had and will continue to have significant commercial transactions with these entities. Furthermore, we operate two foreign subsidiaries, Sucampo Japan and Sucampo Europe. We expect to enter into commercial transactions with each of these entities on an ongoing basis. As a result of these transactions, we will be subject to complex transfer pricing regulations in both the United States and the other countries in which we and our affiliates operate. Transfer pricing regulations generally require that, for tax purposes, transactions between our subsidiaries and affiliates and us be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the related party agreements. To the extent that United States or any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties related to prior, existing and future related party agreements. As of December 31, 2008, we performed updated tax analyses wherein liabilities for uncertain tax positions were recorded for certain state jurisdictions based on nexus related to the sourcing of revenues. Should the tax authorities in one or more of these states have different interpretations than us, we may be subject to additional tax liabilities.

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

We are or will be directly or indirectly through our customers, subject to extensive regulation by the federal government, the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•	the federal Medicare and Medicaid Anti-Kickback law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•	other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

•	the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•	the federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the Foreign Corrupt Practices Act, which prohibits certain payments made to foreign government officials; and

•	state and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations.

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

Risks Related to Our Common Stock

Our founders, who are also members of our board of directors, maintain the ability to control all matters submitted to stockholders for approval, which could result in actions of which you or other stockholders do not approve.

Our founders, Dr. Sachiko Kuno, one of our directors, and Dr. Ryuji Ueno, our chief executive officer, chief scientific officer and a director, together beneficially own 1,893,885 shares of class A common stock and 26,191,050 shares of class B common stock, representing approximately 95% of the combined voting power of our outstanding common stock. As a result, Drs. Ueno and Kuno, who are married, acting by themselves, are able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. The concentration of ownership and voting power also may have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Sales of a substantial number of shares of our class A common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our class A common stock in the public market, the market price of our class A common stock could decline significantly. Virtually all of our outstanding shares of common stock are eligible to be resold in the public markets, including approximately 37.5 million shares that first became available for sale in the public market in February 2008 following the expiration of lock-up agreements between our stockholders and the underwriters of our public offering, subject in some cases to volume limitations imposed by federal securities laws. Moreover, holders of an aggregate of approximately 6,751,609 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered the 13,900,900 shares of class A common stock that we may issue in the future under our equity compensation plans, and they can be freely sold in the public market upon issuance.

Due to recent uncertainties in the credit markets, we may be unable to liquidate some holdings of our auction rate securities and as a result, may suffer losses from these investments. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale.

As of December 31, 2008, we had $19.4 million invested in auction rate securities, or ARS. ARS are long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to 49 days. This mechanism generally allows existing investors to roll-over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.

Historically, we invested in ARS for short periods of time as part of our cash management program. Recent uncertainties in the credit markets have prevented us from liquidating some of our holdings of ARS during the year because the amount of securities submitted for sale during the auction exceeded the amount of purchase orders.

On October 16, 2008, we accepted a settlement rights offer from the broker UBS, AG of Auction Rate Security Rights. This offer permits us to require UBS to purchase our ARS at par value between June 30, 2010 and July 2, 2012. In exchange, we granted UBS the right, at their sole discretion, to sell or otherwise dispose of our ARS at any time during the same period.

It is uncertain as to when the liquidity issues relating to these investments will improve. Although we do not currently anticipate having to sell these securities in order to operate our business, if that were to change, or if such liquidity issues continue over a prolonged period, we might be unable to liquidate some holdings of our ARS and, as a result, might suffer losses from these investments. In addition, given the complexity of ARS and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect in an ultimate sale. Although our arrangement with UBS provides some comfort that we will eventually be able to liquidate our ARS holdings, we cannot provide any assurance that UBS will be in a position to honor its commitment to repurchase our ARS during the specified period.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters, including our principal executive office, and some of our commercial, administrative and research and development activities, are located in Bethesda, Maryland. Our lease for this facility, which comprises approximately 25,000 square feet of office space, expires in February 2017. In addition, we have a short-term lease in Fuquay-Varina, North Carolina to house our national sales office.

In July 2007, we vacated our previous headquarters in Bethesda, Maryland. We sublet 1,600 square feet of space under a lease that expires in December 2010 and sublet 11,166 square feet of space under a lease that expires in November 2009. We remain obligated to make rent payments under both leases.

We lease our Asian and European headquarters, located in Tokyo and Osaka, Japan and Oxford, England, under short-term leases, which comprises an aggregate of approximately 3,626 square feet of space.

We believe that our current facilities are sufficient to meet our needs for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings of which the ultimate outcome, in our judgment, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

Quarters Ended:	High	Low

September 30, 2007 (beginning August 2, 2007, our initial public offering date)	$14.50	$10.75
December 31, 2007	$19.75	$10.16
March 31, 2008	$18.01	$8.00
June 30, 2008	$14.32	$8.29
September 30, 2008	$12.88	$6.88
December 31, 2008	$8.44	$2.84

As of March 5, 2009, we had 15,651,849 shares of class A common stock outstanding held by 13 stockholders of record. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of March 5, 2009, the closing price of our class A common stock was $3.88. As of March 5, 2009, we had 26,191,050 shares of class B common stock outstanding held by one stockholder of record.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

On December 9, 2008 our board of directors authorized and approved a stock repurchase program, under which we may use up to $10 million to purchase shares of our class A common stock from time to time in open-market transactions, depending on market conditions and other factors. We did not repurchase any of our equity securities in 2008.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2008.

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

We have derived the following consolidated financial data as of December 31, 2005, 2006, 2007 and 2008 and for the years then ended from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2007 and 2008 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2006, 2007 and 2008 and notes thereto appear elsewhere in this Annual Report. We have derived the following consolidated financial data as of December 31, 2004 from our unaudited consolidated balance sheet and consolidated financial data as of December 31, 2005 and for the two years then ended, from audited consolidated financial statements, which are not included in this Annual Report. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
(In thousands, except per share data)

Statement of operations data
Revenues	$3,839	$40,205	$59,266	$91,891	$112,123
Operating expenses:
Research and development	14,036	31,167	19,204	31,697	46,181
General and administrative	8,216	7,760	11,699	21,423	14,400
Selling and marketing	—	295	11,179	13,474	10,895
Milestone royalties — related parties	1,000	1,500	1,250	2,000	3,531
Product royalties — related parties	—	—	1,171	4,890	6,045

Total operating expenses	23,252	40,722	44,503	73,484	81,052

(Loss) income from operations	(19,413)	(517)	14,763	18,407	31,071
Total non-operating (expense) income, net	(56)	990	2,141	2,616	2,043

(Loss) income before income taxes	(19,469)	473	16,904	21,023	33,114
Income tax (provision) benefit	—	(789)	4,897	(7,833)	(8,163)

Net (loss) income	$(19,469)	$(316)	$21,801	$13,190	$24,951

Basic net (loss) income per share	$(0.60)	$(0.01)	$0.63	$0.35	$0.60

Diluted net (loss) income per share	$(0.60)	$(0.01)	$0.63	$0.35	$0.59

Weighted average common shares outstanding — basic	32,600	32,601	34,383	37,778	41,787

Weighted average common shares outstanding — diluted	32,600	32,601	34,690	38,226	41,973

	As of December 31,
	2004	2005	2006	2007	2008
(In thousands)	(Unaudited)

Balance sheet data:
Cash and cash equivalents	$21,918	$17,436	$22,481	$25,559	$11,536
Short-term investments	3,000	28,435	29,399	51,552	93,776
Working capital	7,850	10,051	40,623	84,313	98,229
Total assets	25,837	47,985	67,084	110,027	150,794
Notes payable — related parties, current	4,040	848	—	—	—
Notes payable — related parties, net of current portion	2,326	2,546	—	—	—
Total liabilities	39,375	58,225	28,551	23,499	37,004
Convertible preferred stock	20,288	20,288	20,288	—	—
Accumulated (deficit) surplus	(44,852)	(45,167)	(23,366)	(10,176)	14,775
Total stockholders’ equity (deficit)	(13,538)	(10,240)	38,533	86,528	113,790

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We generate revenue mainly from product development milestone payments, product royalties, and research and development activities. Although we reported net income for the years ended December 31, 2008, 2007 and 2006, we have incurred operating losses in the past, resulting principally from costs incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant expenses for the next several years as we continue to expand our research and development activities, seek regulatory approvals for additional indications for Amitiza and for other compounds in the United States and abroad and expand our international operations. While we expect future profitability, whether we are able to sustain profitability will depend upon our ability to generate sufficient revenues and receive payments under our contracts with Takeda, Abbott and similar future arrangements. In the near term, our ability to generate product revenues will depend primarily on the growth in our product commercialization, continued development of additional indications for Amitiza and success in new clinical developments currently in progress.

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

Product Development Milestone Payments

We have received the following non-refundable payments from Takeda reflecting our achievement of specific product development milestones, which we recognized either ratably over the estimated development period associated with the chronic idiopathic constipation and irritable bowel syndrome with constipation indications, which was completed in June 2007 or upon completion of performance obligations in case where milestone payments were received after the associated development period.

•	$10.0 million upon the filing of the NDA for Amitiza to treat chronic idiopathic constipation in March 2005;

•	$20.0 million upon the initiation of our phase 3 clinical trial related to Amitiza for the treatment of irritable bowel syndrome with constipation in May 2005;

•	$20.0 million upon the receipt of approval from the FDA for Amitiza for the treatment of chronic idiopathic constipation in adults in January 2006;

•	$30.0 million as a result of submission of supplement to our existing NDA for Amitiza to the FDA seeking marketing approval for Amitiza for the treatment of irritable bowel syndrome with constipation in June 2007; and

•	$50.0 million upon the receipt of approval from the FDA for Amitiza for the treatment of irritable bowel syndrome with constipation in women 18 years and older in May 2008.

Subject to our achieving further product development milestones, we are potentially entitled to receive up to $10.0 million in additional payments from Takeda.

Research and Development Cost-Sharing for Amitiza

Our collaboration agreement and related supplemental agreement with Takeda provides for the sharing with Takeda the costs of our research and development activities for Amitiza in the United States and Canada as follows:

Research and development expense related to Amitiza for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation:

•	Pursuant to the agreement, Takeda is responsible for first $30.0 million in research and development expenses we incurred after October 2004 related to Amitiza for the treatment of chronic idiopathic constipation and irritable bowel syndrome with constipation. We received reimbursement payments from Takeda of $28.5 million in 2005 and $1.5 million in 2004. We recognized these payments as research and development revenue ratably over the development period associated with the chronic idiopathic constipation and irritable bowel syndrome with constipation indications, which was completed in June 2007. We were responsible for the next $20.0 million in research and development expenses related to Amitiza for these indications, of which we incurred $14.5 million of related research and development expense as of December 31, 2008. Based on the agreement, any additional research and development expense in excess of the $50.0 million shall be shared equally between Takeda and us. As of December 31, 2008, the related aggregate research and development expense incurred was $44.5 million.

•	For research and development expenses relating to changing or expanding the labeling of Amitiza to treat chronic idiopathic constipation and irritable bowel syndrome with constipation, Takeda is responsible for 70% of these expenses and we are responsible for 30%. In connection with our marketing approval for Amitiza for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in patients with renal impairment and patients with hepatic impairment. We initiated these studies in January 2007. The expenses of these studies, which we began to incur in the quarter ended September 30, 2006, are being shared 70% by Takeda and 30% by us. Through December 31, 2008, we had incurred $2.2 million of these expenses, of which the agreement requires we be reimbursed approximately $1.5 million by Takeda.

•	The expense of phase 4 clinical trials of Amitiza for the treatment of chronic idiopathic constipation in pediatric patients that we initiated in January 2007 will be borne by Takeda in full. As of December 31, 2008, we had incurred $7.1 million of these expenses, all of which have been or will be reimbursed by Takeda.

•	For expenses in connection with additional clinical trials required by regulatory authorities relating to Amitiza to treat chronic idiopathic constipation or irritable bowel syndrome with constipation, Takeda and we are responsible to share these expenses equally. We have not incurred any expenses of this nature to date.

Research and development expense related to Amitiza for the treatment of gastrointestinal indications other than chronic idiopathic constipation and irritable bowel syndrome with constipation:

•	Takeda is responsible for the first $50.0 million in expenses we incur related to the development of Amitiza for each gastrointestinal indication other than chronic idiopathic constipation and irritable bowel syndrome with constipation and any expenses in excess of $50.0 million are shared equally between Takeda and us. We initiated clinical trials of Amitiza for the treatment of opioid-induced bowel dysfunction in September 2007 and we began incurring expenses for these trials in the third quarter of 2006. Currently, we anticipate the aggregate expenses necessary to complete our development of Amitiza for this indication will be approximately $54.0 million, of which Takeda will be responsible for $52.0 million and we will be responsible for $2.0 million. As of December 31, 2008 we had incurred $32.7 million of these expenses, all of which have been or will be reimbursed by Takeda.

•	Takeda is responsible for the first $20.0 million in expenses we incur related to the development of each new formulation of Amitiza, and any expenses in excess of $20.0 million are shared equally between Takeda and us. We have not incurred any expenses of this nature to date.

Co-Promotion Expense Reimbursements

In connection with our exercise of our co-promotion rights under the collaboration agreement and our entry into a related supplemental agreement in February 2006, Takeda agreed to reimburse us for a portion of our expenses related to our specialty sales force. We recognized $4.8 million, $4.3 million and $3.4 million of co-promotion revenue reflecting these reimbursements for the years ended December 31, 2008, 2007 and 2006 respectively.

Takeda also agreed to reimburse us for all of the costs we incur in connection with specified miscellaneous marketing activities related to the promotion of Amitiza. During the years ended December 31, 2007 and 2006, we recognized $158,000 and $779,000, respectively, as co-promotion revenue reflecting these reimbursements. We completed the miscellaneous marketing activities, to which these reimbursements relate, during the year ended December 31, 2007 and, accordingly, we did not recognize any co-promotion revenue towards miscellaneous marketing activities in 2008 and we do not expect to recognize additional co-promotion revenue related to these activities in the future.

Product Royalty Revenue

Takeda is obligated to pay us a varying royalty based on a percentage of the net sales revenue from the sale of Amitiza in the United States and Canada. The actual percentage depends on the level of net sales revenue attained each calendar year. All sales of Amitiza in the United States and Canada, including those arranged by our specialty sales force, will be made through Takeda. During the years ended December 31, 2008, 2007 and 2006, we recognized a total of $34.4 million, $27.5 million and $6.6 million, respectively, as product royalty revenue.

Commercialization Milestone Payments

Our collaboration agreement also requires Takeda to pay us up to an additional aggregate of $50.0 million conditioned upon the achievement of specified targets for annual net sales revenue from Amitiza in the United States and Canada. We had not met these targets as of December 31, 2008.

Takeda Cash Flows and Revenue

The following table summarizes the cash streams and related collaboration and research and development revenue recognized under the Takeda Agreements:

	Cash Received						Accounts	Amount
	through						Receivable at	Deferred at
	December 31,	Revenue Recognized for the Year Ended December 31,					December 31,	December 31,
	2008	2004	2005	2006	2007	2008	2008*	2008
(In thousands)

Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees with Takeda	$2,375	$23	$147	$147	$147	$147	$—	$1,764

Research and development revenue:
Up-front payment — remainder	$17,624	$1,356	$8,134	$6,157	$1,977	$—	$—	$—
Development milestones	130,000	—	16,154	28,237	35,609	50,000	—	—

Reimbursement of research and development expenses	82,577	1,482	14,672	11,988	21,793	22,293	4,406	14,755

Total	$230,201	$2,838	$38,960	$46,382	$59,379	$72,293	$4,406	$14,755

*	Includes billed and unbilled accounts receivable.

Financial Terms of our License from Sucampo AG

We paid Sucampo AG the following milestone royalty payments that were expensed as incurred and recorded as milestone royalties — related parties in the respective periods.

•	$1.0 million, reflecting 5% of a $20.0 million development milestone payment that we received from Takeda, and $250,000 upon marketing approval of Amitiza by the FDA for the treatment chronic idiopathic constipation in adults in 2006;

•	$1.5 million, reflecting 5% of a $30.0 million milestone payment received from Takeda as a result of our submission to the FDA in June 2007 of the supplement to our existing NDA for Amitiza seeking marketing approval for Amitiza for the treatment of irritable bowel syndrome with constipation;

•	$500,000 upon the initiation of the first phase 2b dose-ranging study in Japan in 2007;

•	$2.5 million, reflecting 5% of a $50.0 million development milestone payment that we received from Takeda as a result of our submission to the FDA in May 2008 of the supplement to our existing NDA for Amitiza seeking marketing approval for Amitiza for the treatment of irritable bowel syndrome with constipation; and

•	$1.0 million milestone royalty payment in connection with our MAA filed in the United Kingdom in February 2008, representing the first such filing for the rest-of-the-world territory.

Additionally, we expensed $6.0 million, $4.9 million and $1.2 million in product royalties to Sucampo AG during the years ended December 31, 2008, 2007 and 2006 respectively, reflecting 3.2% of Amitiza net sales during each of these years, which we recorded as product royalties — related parties on the consolidated statements of operations and comprehensive income.

Supply Agreement with R-Tech

We entered into an exclusive supply arrangement with our affiliate, R-Tech, in March 2003. In return for the exclusive right to manufacture and supply clinical and commercial supplies of Amitiza and a second prostone compound that we are no longer developing in North, Central and South America, including the Caribbean, R-Tech agreed to make the following milestone payments to us:

•	$1.0 million upon entry into the arrangement, which we received in March 2003;

•	$2.0 million upon commencement of a first phase 2 clinical trial relating to Amitiza to treat irritable bowel syndrome with constipation, which we received in April 2003; and

•	$3.0 million upon commencement of a first phase 2 clinical trial for the other compound, which we received in 2003. On March 31, 2005, after evaluating the phase 2 study results, we determined to discontinue any further research and development related to this compound and will not receive any further payments in respect of this compound.

We evaluated the $6.0 million in cash receipts from R-Tech and determined these payments were made for the exclusive right to supply inventory to us and, accordingly, should be deferred until commercialization of the drugs begins. We also were unable to accurately apportion value between Amitiza and the other compound based on the information available to us and determined that the full $6.0 million deferred amount should be amortized over the contractual life of the relationship, which we concluded was equivalent to the commercialization period of Amitiza and the other compound. Accordingly, we began recognizing this revenue during the year ended December 31, 2006 and will continue recognizing it ratably on a straight-line basis over the remaining life of our supply agreement with R-Tech through 2026. We recognized $418,000 for the years ended December 31, 2008 and 2007 and $404,000 for the year ended December 31, 2006 as contract revenue — related parties under this exclusive supply arrangement with R-Tech.

In June 2005, Sucampo Europe entered into an exclusive supply agreement with R-Tech. In return for the exclusive right to manufacture and supply clinical and commercial supplies of Amitiza in Europe, the Middle East and Africa. R-Tech agreed to pay us $2.0 million in anticipation of entering into this agreement, which we received in March 2005. We determined that this payment should be deferred until commercialization of Amitiza begins within the specified territories in Europe, the Middle East and Africa and, accordingly, the entire $2.0 million is reflected as deferred revenue at December 31, 2008.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. Actual results may differ significantly from those estimates under different assumptions and conditions.

We regard an accounting estimate or assumption underlying our financial statements as a critical accounting estimates if:

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

Current and Non-Current Investments

Current and non-current investments consist primarily of U.S. Treasury bills, notes and auction rate securities. We account for these investments under the guidance of Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We classify these investments into current and non-current based on their maturities and our reasonable expectation to recognize these investments in cash. Interest and dividend income is recorded when earned and included in interest income. During the years ended December 31, 2008, 2007 and 2006, there were no current or non-current investments that were purchased at a premium or discount. We use the specific identification method in computing realized gains and losses on sale of our securities. There were no gains or losses realized on the sale of these investments during 2008, 2007 and 2006.

Auction rate securities

As of December 31, 2008, all of our auction rate securities, or ARS, consisted of AAA or A rated non-mortgage related ARS. Although the ARS have variable interest rates which typically reset every seven to 49 days through a competitive bidding process known as a “Dutch auction,” they have long-term contractual maturities usually exceeding ten years, and therefore are not classified as cash equivalents. As a result of recent liquidity issues in the global credit and capital markets, it has been difficult to sell these securities in the open market.

On October 16, 2008, we accepted a settlement rights offer from the broker UBS, AG of Auction Rate Security Rights. This offer permits us to require UBS to purchase our ARS at par value between June 30, 2010 and July 2, 2012. In exchange, we granted UBS the right, at their sole discretion, to sell or otherwise dispose of our ARS at any time during the same period. As of December 31, 2008, we have recorded an asset of $2.8 million for the fair value of settlement rights offered by UBS for redemption of our outstanding ARS at par value.

The unique circumstances associated with the auction rate securities markets and the settlement rights has resulted in the reclassification of our investment in auction rate securities from available-for-sale securities to trading securities, which requires us to record an unrealized gain or loss in the consolidated statement of operations and comprehensive income. Accordingly, we recognized $3.2 million of unrealized losses on auction rate securities for the year ended December 31, 2008. We will continue to record fair value changes for the trading securities as a gain or loss in the statement of operations and comprehensive income.

Other current and non-current investments

Our other investments consist primarily of money market instruments such as U.S. Treasury bills and treasury funds. These investments are classified as available-for-sale securities.

Fair Value Estimates

We adopted the provisions of Statement of Financial Accounting Standards or SFAS No. 157 Fair Value Measurements, effective January 1, 2008 for our financial assets and liabilities. Our financial assets and liabilities subject to the disclosure requirements of SFAS 157 include investments-current and non-current and ARS related settlement rights asset. We determined the fair market value of other financial assets and liabilities to be the carrying values as of yearend.

Fair value estimate for auction rate securities

ARS have historically been long-term notes that acted like short-term debt, because their coupon rates reset in regular and frequent Dutch auctions, typically every seven to 49 days. The recent uncertainties in the credit markets have disrupted the liquidity of this process resulting in failed auctions. The breakdown in the auction process affects our estimate of term to maturity in valuing these investments.

The current lack of marketability prevented us from comparing our ARS directly to securities with quoted market prices or finding secondary market indications of the prices at which investors are willing to buy and sell auction rate securities. Therefore, we used the income approach model as the primary quantitative valuation technique for valuing the ARS during the year ended December 31, 2008. We used the income approach consistently during the year and there are no changes in the valuation technique.

In developing the valuation model, we determined expected cash flows, expected period coupon rate, market rate of return or margin and the expected term of investments as key inputs. The value of the ARS was then determined as equal to the value of the principal plus return on investment discounted at the required market rate of return over the life of our investment. In simulating the estimated coupon rate and other variables, we relied on information obtained from the market interest rate data provided by Barclays Capital (formerly Lehman Brothers), Goldman Sachs, Deutsche Bank, UBS, Merrill Lynch, JP Morgan, Thomson Financial, US Bancorp, and Bloomberg; trade data available from Bloomberg and Municipal Securities Rulemaking Board; and asset appropriate credit transition matrices and recovery rates for any non-government guaranteed assets as provided by Standard & Poor’s, Moody’s, Fitch, and Standard & Poor’s J.J. Kenny PERFORM Municipal Index.

The fair value model calculated market-required rates of return that included a risk-free interest rate and a credit spread. The model discounted the expected coupon rates at the calculated required rate of return to arrive at the price. The model used the market data most recently available as of the valuation date. The cash flows for each security depend on the contractual terms of the security. We estimated the coupon rates for each of the securities by a regression analysis in which the dependent variable was the hypothetical monthly calculated maximum rate over the previous five years of successful auctions and the independent variable was the swap rate. The regression relationship and the current swap rate were used to estimate the future coupon rate. The credit adjustment to the discount rate was calculated as the difference between two interest rates, mainly the interest rate index provided by an investment bank, Barclays Capital or UBS, which was designed to reflect the risk of the security, subtracted from the coupon rate for the most recent successful auction. This credit adjustment was then added to the current value of the index to create a discount rate. We did not use broker quotes or pricing services as the basis for fair value estimate of any ARS.

The valuation model also took into effect the counterparty credit risk and lack of marketability effect in arriving at the fair value of the ARS. We estimated the effect of the counterparty credit risk adjustment and the amount of unrealized gain or loss that would affect the consolidated statement of operations and comprehensive income on account of improvement or decline in counterparty credit rating and concluded it was not material as of December 31, 2008.

Reflecting the settlement rights offer from UBS, we assumed the remaining life of our investment in ARS to be two years as of December 31, 2008. We indentify the expected life of ARS, an input in the estimate of fair value, as one of the key elements to measure the sensitivity of the fair value of ARS. A change in the expected life from two years to four years would result in a $2.2 million decrease in fair value of ARS outstanding as on December 31, 2008. We measured sensitivity for a range of two to four years in line with exercise period available under the UBS settlement agreement for par value redemption.

Fair value estimate for Settlement Rights under UBS agreement

We voluntarily adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, to record the settlement rights related to the auction rate securities at fair value. Accordingly, we recorded $2.8 million within other assets in the consolidated balance sheet as of December 31, 2008 for the fair value of the settlement rights and the corresponding amount as a gain within other expense, net in the consolidated statements of operations and comprehensive income. Subsequent changes in the initial recognition of the fair value of settlement rights will be recorded as other income (loss) in the statement of operations and comprehensive income. The fair value estimate of the settlement rights has been derived from the par value of our investment in ARS and the fair value of ARS as on the recognition date, since the settlement rights obligate UBS to redeem the ARS at par.

Revenue Recognition

Collaboration and License Agreements

Our primary sources of revenue include up-front payments, product development milestone payments, reimbursements of research and development expenses, reimbursement of co-promotion costs related to our specialty sales force and miscellaneous marketing activities, and product royalties. We recognize revenue from these sources in accordance with Staff Accounting Bulletin, or SAB, 104, Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. The application of EITF 00-21 requires subjective analysis and requires us to make estimates and assumptions about whether deliverables within multiple-element arrangements are separable from the other aspects of the contractual arrangement into separate units of accounting and, if so, to determine the fair value to be allocated to each unit of accounting.

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

We have other obligations with Takeda to perform research and development activities, for which Takeda reimburses us after the services have been performed. We recognize these reimbursable costs as research and development revenue using a similar time-based model over the estimated performance period. The research and development revenue for these obligations is limited to the lesser of the actual reimbursable costs incurred or the straight-line amount of revenue recognized over the estimated performance period. In cases where milestone payments are received after the completion of the associated development period, we recognize revenue upon completion of the performance obligation. Revenues are recognized for reimbursable costs only if those costs are supported by an invoice or final contract with a vendor.

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

Accrued Research and Development Expenses

As part of our process of preparing our consolidated financial statements, we are required to estimate an accrual for research and development expenses. This process involves reviewing and identifying services which have been performed by third parties on our behalf and determining the value of these services. Examples of these services are payments to clinical investigators and contracted service organizations. In addition, we make estimates of costs incurred to date but not yet invoiced to us in relation to external contract research organizations and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities for research and development. We must make significant judgments and estimates in determining the accrued balance in any accounting period.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R) Share Based Payments, or SFAS 123(R) using the modified prospective method of implementation. According to the modified prospective method, we have been recognizing compensation expense for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

For recording our stock-based compensation expense under SFAS 123(R), we have chosen to use:

•	the straight-line method of allocating compensation cost under SFAS 123(R);

•	the Black-Scholes-Merton option pricing formula as our chosen option-pricing model;

•	the simplified method to calculate the expected term for options as discussed under SAB No. 107, Share-Based Payment; and

•	an estimate of expected volatility based on the historical volatility of similar entities whose share prices are publicly available.

We account for transactions with non-employees in which services are received in exchange for equity instruments under EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. Under this guidance, the transactions are based on the fair value of the services received from the non-employees or the fair value of the equity instruments issued, whichever is more reliably measured. The three factors which most affect stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded, the vesting term of the options and the volatility of such fair value of common stock. Accounting for these equity instruments requires us to determine the fair value of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating stock-based compensation expenses.

Prior to the completion of our initial public offering in August 2007, our board of directors determined the fair value of our class A common stock for stock option awards given the lack of an active market for our class A common stock. In establishing the estimates of fair value, our board of directors considered the guidance set forth in the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and made retrospective determinations of fair value. The board of directors gave significant consideration to the price of the class A common stock sold to unrelated third parties in the first half of 2006 in determining fair value for purposes of the stock options granted to employees shortly after the sales occurred.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We follow SFAS No. 109, Accounting for Income Taxes. This process requires us to estimate our actual current tax exposure while assessing our temporary differences resulting from the differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. Considerable judgment is involved in developing such estimates. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to earnings for the deferred tax assets in the period in which we make that determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which our deferred tax assets are located.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We recorded a valuation allowance of $5.7 million and $10.8 million as of December 31, 2008 and 2007, respectively, which resulted in a net deferred tax asset of $5.0 million and $639,000 as of December 31, 2008 and 2007, respectively. The increase in the net deferred tax asset is due primarily to the reversal of valuation allowance on the remaining net deferred tax assets in the United States. Significant future events, including continued success in commercialization of products in U.S. markets, regulatory approvals for products in international markets, not in our control could affect our future earnings potential and consequently the amount of deferred tax assets that will be utilized. We determined the amount of the valuation allowance based on our estimates of income in the jurisdictions in which we operate over the periods in which the related deferred tax assets are recoverable.

As of December 31, 2008, we had foreign net operating loss carry forwards of $14.4 million. The foreign net operating loss carry forwards will begin to expire on December 31, 2011.

On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, FIN 48 permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement.

We have recorded a non-current income tax liability of $517,000 for uncertain tax positions as of December 31, 2008. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our consolidated financial statements, and are reflected in other liabilities in the accompanying consolidated balance sheets. The liability for uncertain tax positions as of December 31, 2008 mainly pertains to our interpretation of nexus in certain states related to certain revenue sources for state income tax purposes.

We recognize interest and penalties accrued related to uncertain tax positions as a component of the income tax provision. There were no interest and penalties recorded in 2008. We have identified no uncertain tax position for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions.

We are still open to examination by tax authorities from 2005 forward, although research and experimentation tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities. We are currently under examination for 2005, 2006 and 2007 by the U.S. tax authorities.

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

We determined the estimated fair value of these founders’ awards, totaling $10.2 million on grant date, using the Black-Scholes-Merton option pricing formula, as allowed under SFAS 123(R). For the six months ended June 30, 2007, we recorded $10.2 million of general and administrative expense for these awards, of which $4.1 million was recorded as other liabilities — related parties for the cash settlement portion and $6.1 million as additional paid-in capital for the stock settlement portion. The liability portion of the awards would then be adjusted based upon the final cash settlement amount, but the equity portion was fixed upon the grant date.

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

Results of Operations

Comparison of years ended December 31, 2008 and December 31, 2007

Revenues

The following table summarizes our revenues for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007
(In thousands)

Research and development revenue	$72,293	$59,379
Product royalty revenue	34,438	27,536
Co-promotion revenue	4,826	4,411
Contract and collaboration revenue	566	565

Total	$112,123	$91,891

Total revenues were $112.1 million in 2008 compared to $91.9 million in 2007, an increase of $20.2 million or 22.0%.

Research and development revenue

Research and development revenue was $72.3 million in 2008 compared to $59.4 million in 2007, an increase of $12.9 million or 21.7%. This increase was primarily the result of the $50.0 million research and development milestone payment earned from Takeda in 2008 upon the FDA’s approval of the sNDA of Amitiza for irritable bowel syndrome with constipation as compared to the $30.0 million development milestone payment earned in 2007 when the sNDA was filed, partially offset by a reduction in research and development revenue related to reimbursements for certain ongoing trials during the year ended December 31, 2008.

The research and development revenue for 2008 of $22.3 million as reimbursement from Takeda relates to the following three ongoing activities during the year: post-marketing studies to evaluate the safety of Amitiza in patients with renal and hepatic impairment, phase 4 clinical trials of Amitiza for the treatment of chronic idiopathic constipation in pediatric patients and clinical trials of Amitiza for the treatment of opioid-induced bowel dysfunction. The research and development revenue in 2007 includes $21.7 million towards cost reimbursement for research and development payments from Takeda and $7.7 million in upfront payments and additional milestone payments associated with the completion of development of Amitiza which were recognized ratably over the performance period which was completed in June 2007.

Product royalty revenue

Product royalty revenue represents royalty revenue we earned from Takeda on net sales of Amitiza. In 2008, we recognized $34.4 million of product royalty revenue compared to $27.5 million in 2007, an increase of $6.9 million or 25.1%, reflecting increased sales of Amitiza. The increase reflects the continuing acceptance by patients and physicians of Amitiza 24 mcg for the treatment of chronic idiopathic constipation in adults and sales of Amitiza 8 mcg for irritable bowel syndrome with constipation in adult women, which became available in the second quarter of 2008.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force and costs associated with miscellaneous marketing activities in connection with the commercialization of Amitiza. In 2008, we recognized $4.8 million of co-promotion revenues towards reimbursement of sales force costs. In 2007, we recognized $4.4 million as co-promotion revenues, of which approximately $0.1 million was for reimbursement of costs for miscellaneous marketing activities and $4.3 million was for reimbursement of sales force costs.

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007
(In thousands)

Direct costs:
Amitiza	$33,303	$23,758
Cobiprostone	4,648	4,398
SPI — 017	4,377	1,961
Other	1,625	(36)

Total	43,953	30,081

Indirect costs	2,228	1,616

Total	$46,181	$31,697

Total research and development expenses in 2008 were $46.2 million compared to $31.7 million in 2007, an increase of $14.5 million or 45.7%. These costs primarily reflect our ongoing clinical development programs of Amitiza for the treatment of opioid-induced bowel dysfunction and chronic idiopathic constipation in Japan and cobiprostone for the treatment of non-steroidal anti-inflammatory drug-induced ulcers and portal hypertension in patients with liver cirrhosis, as well as preclinical and basic development costs associated with SPI-017. In 2008, we also incurred filing and data purchase costs of approximately $2.5 million, which were necessary to submit our European MAAs for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults.

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007
(In thousands)

Salaries, benefits and related costs	$4,315	$4,092
Legal and consulting expenses	2,900	2,967
Stock-based compensation	199	47
Founders’ stock-based awards	—	9,188
Lease loss	172	432
Other operating expenses	6,814	4,697

Total	$14,400	$21,423

General and administrative expenses were $14.4 million in 2008 compared to $21.4 million in 2007, a decrease of $7.0 million or 32.8%. The decrease in the general and administrative expenses for 2008 was primarily the result of the absence of an expense of $9.2 million that was recorded in 2007 for a one-time cash and stock-based award granted to our founders for stock options previously granted and terminated, offset by an increase in expenses associated with our new office space in the United States and an increase in overall cost associated with the compliance and regulatory requirements of being a publicly traded company with international operations.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote Amitiza, including salaries, benefits and related costs for our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $10.9 million in 2008 compared to $13.5 million in 2007, a decrease of $2.6 million or 19.1%. This decrease was primarily due to reduced marketing expense in the long term care market and cost savings related to utilization of our own internal dedicated sales force to provide Amitiza to patients in long-term care facilities, medical schools and university hospitals.

Product Royalties — Related Parties

Product royalties — related parties expense represent royalty payments to our affiliate Sucampo AG based on net sales of Amitiza. In 2008, our product royalty expense was $6.0 million compared to $4.9 million in 2007, an increase of $1.1 million, or 23.6%, which was consistent with the increase of product royalty revenue of 25.1%.

Milestone Royalties — Related Parties

Milestone royalties — related parties expense was $3.5 million in 2008 compared to $2.0 million in 2007, a decrease of $1.5 million, or 76.6%. In 2008, we paid Sucampo AG a $1.0 million milestone in connection with our European MAA’s filed in February 2008. As a result of our sNDA approval for Amitiza to treat irritable bowel syndrome with constipation, we paid SAG $2.5 million, reflecting 5% of the $50.0 million development milestone payment that we received from Takeda in May 2008. In 2007, we paid Sucampo AG $1.5 million reflecting the 5%

we owed them for the $30.0 million development milestone earned from Takeda during that period and a $0.5 million milestone for the initiation of a phase 2 trial in Japan.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007
(In thousands)

Interest income	$2,442	$2,465
Other (expense) income, net	(399)	151

Total non-operating income, net	$2,043	$2,616

Interest income during 2008 and 2007 remained flat as interest earned on higher investment balances during 2008 as compared to 2007 was offset by a decrease in yield earned by our investments during 2008 as interest rates declined generally and as the mix of our investment portfolio moved from ARS to lower interest rate U.S. government securities during the year.

Other expenses primarily include an unrealized loss of $3.2 million on trading securities offset by a $2.8 million unrealized gain on settlement rights on our investments in auction rate securities.

Income Taxes

For the years ended December 31, 2008 and 2007, our consolidated effective tax rate was 24.7% and 37.3%, respectively. For the years ended December 31, 2008 and 2007, we recorded a tax provision of $8.2 million and $7.8 million, respectively. The decrease in the effective tax rate in 2008 from 2007 was attributable to the release of valuation allowance on our U.S. deferred tax assets largely due to the recognition of $50.0 million in development milestone revenue during 2008, as well as an increase in projected profits in the United States. As of December 31, 2008, our remaining valuation allowance against our deferred tax assets was $5.7 million solely relating to foreign jurisdictions.

Comparison of years ended December 31, 2007 and December 31, 2006

Revenues

The following table summarizes our revenues for the years ended December 2007 and 2006:

	Year Ended
	December 31,
	2007	2006
(In thousands)

Research and development revenue	$59,379	$46,382
Product royalty revenue	27,536	6,590
Co-promotion revenue	4,411	4,243
Contract and collaboration revenue	565	2,051

Total	$91,891	$59,266

Total revenues were $91.9 million in 2007 compared to $59.3 million in 2006, an increase of $32.6 million, or 55.0%. This increase was primarily due to an increase in payments received from Takeda for research and development services performed by us and product royalties from Amitiza sales.

Research and development revenue was $59.4 million in 2007 compared to $46.4 million in 2006, an increase of $13.0 million, or 28.0%. This increase was due to the recognition of the $30.0 million research and development milestone payment for the completion of our development of Amitiza to treat chronic idiopathic constipation and irritable bowel syndrome with constipation and the recognition of payments previously received from Takeda, offset in part by a decline of $17.0 million of research and development revenue reflecting the recognition of Amitiza -related deferred revenue previously received from Takeda for only six months in 2007 compared with twelve months in 2006. We recognized revenue for this development work ratably over the estimated performance period associated with the development of Amitiza, which was completed in June 2007.

The specific revenue streams associated with research and development revenue for the years ended December 31, 2007 and 2006 were as follows:

•	In October 2004, we received an up-front payment of $20.0 million from Takeda, of which $17.6 million was associated with the development of Amitiza. This amount was recognized ratably over the estimated performance period, resulting in $2.0 million and $6.2 million of research and development revenue in 2007 and 2006, respectively. The smaller amount of revenue recognized in 2007 is a result of the inclusion in 2006 of a full year of revenue recognition compared to 2007, which only included revenue recognition through the first six months. It also reflects our determination in June 2006 to extend the estimated completion of the development period to June 2007, which had the effect of spreading out the remaining revenue over a longer period of time with a smaller amount thus being recognized after that point in each reporting period.

•	In March and May 2005, we received development milestone payments from Takeda totaling $30.0 million related to our efforts to develop Amitiza. We recognized these payments as research and development revenue ratably over the performance period, resulting in $3.4 million of research and development revenue in 2007 and $10.5 million in 2006. The smaller amount of revenue recognized in 2007 is a result of a full year of revenue recognized in 2006 compared to a partial year of revenue recognized in 2007, reflecting the completion of the development period in June 2007.

•	In January 2006, we received a $20.0 million development milestone payment from Takeda related to our efforts to develop Amitiza, which we recognized as research and development revenue ratably over the performance period, resulting in $2.2 million of research and development revenue in 2007 and $17.8 million in 2006. We recognized a significant portion of this milestone payment in the three months ended March 31, 2006, the quarter in which it was received, reflecting the fact that we were then well into the estimated development period. The smaller amount of revenue recognized in 2007 is a result of a full year of revenue recognized in 2006 compared to a partial year of revenue recognized in 2007, reflecting the completion of the development period in June 2007.

•	Since inception of our agreement with Takeda, we have received a total of $30.0 million of reimbursement payments for research and development costs from Takeda related to our efforts to develop Amitiza, which we recognized as research and development revenue ratably over the performance period, resulting in $3.4 million of research and development revenue in 2007 and $10.5 million in 2006. The smaller amount of revenue recognized in 2007 is a result of the full year of revenue recognition in 2006 and also reflects our determination in June 2006 to extend the estimated completion of the development period to June 2007.

•	We also began to perform services and receive payments from Takeda during the third quarter of 2006 for the following three deliverables: post-marketing studies to evaluate the safety of Amitiza in patients with renal impairment and patients with hepatic impairment, phase 4 clinical trials of Amitiza for the treatment of chronic idiopathic constipation in pediatric patients and clinical trials of Amitiza for the treatment of opioid-induced bowel dysfunction. Total research and development revenue associated with these three deliverables in 2007 and 2006 was $18.3 million and $1.1 million, respectively.

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

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
	2007	2006
(In thousands)

Direct costs:
Amitiza	$23,758	$13,757
Cobiprostone	4,398	903
SPI-017	1,961	3,290
Other	(36)	211

Total	30,081	18,161

Indirect costs	1,616	1,043

Total	$31,697	$19,204

Total research and development expenses in 2007 were $31.7 million compared to $19.2 million in 2006, an increase of $12.5 million or 65.1%. The higher costs in 2007 reflect the significant research and development expenses incurred by us during that period in connection with the filing of the sNDA for the treatment of irritable bowel syndrome with constipation; the initiation of post-marketing safety studies in pediatric patients, in patients with renal impairment and in patients with hepatic impairment; the initiation of phase 3 studies for opioid-induced bowel dysfunction; and the initiation of a phase 2 study of NSAID-induced ulcers. In 2006, our research and development expenses were primarily those associated with the ongoing phase 3 clinical trials of Amitiza for the treatment of irritable bowel syndrome with constipation. In September 2007, we enrolled our first patient in a phase 3 study for opioid-induced bowel dysfunction and our first patient in a multi-center phase 2 study of NSAID-induced ulcers.

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
	2007	2006
(In thousands)

Salaries, benefits and related costs	$4,092	$2,730
Legal and consulting expenses	2,967	3,357
Stock-based compensation	47	2,708
Founders’ stock-based awards	9,188	—
Lease loss	432	—
Other operating expenses	4,697	2,904

Total	$21,423	$11,699

General and administrative expenses were $21.4 million in 2007 compared to $11.7 million in 2006, an increase of $9.7 million or 83.1%. This increase was due primarily to the founders’ stock-based award of $9.2 million granted in June 2007, comprising of $6.1 million non-cash compensation expense and $3.1 million in cash settlement expense, offset in part by the decline in stock-based compensation expenses from the $2.7 million recorded in the prior year. This increase also reflected increases in operational headcount, rent for additional leased office space, lease loss related to the abandonment of our former office in Bethesda, Maryland in 2007 and additional costs associated with being a publicly-traded company.

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

Selling and Marketing Expenses

Selling and marketing expenses were $13.5 million in 2007 compared to $11.2 million in 2006, an increase of $2.3 million or 20.5%. This increase was due to increased costs for market research and analysis, marketing and promotional materials and other costs, reflecting the operation of our sales and marketing function for twelve months in 2007 compared to only nine months in 2006.

Product Royalties — Related Parties

We began to incur product royalty expenses for net sales of Amitiza in the second quarter of 2006 following the product launch of Amitiza. In 2007, we expensed $4.9 million in product royalties — related parties compared to $1.2 million in 2006, reflecting higher product sales in 2007.

Milestone Royalties — Related Parties

Milestone royalties — related parties expense were $2.0 million and $1.3 million in 2007 and 2006, respectively. These royalties were paid to Sucampo AG, reflecting the 5% we owed them for the $30.0 million development milestone earned from Takeda during that period and a $500,000 milestone for the initiation of a phase 2 trial in Japan. The milestone royalties — related parties of $1.3 million for the year ended December 31, 2006 were paid to Sucampo AG, reflecting the 5% we owed them for the $20.0 million development milestone payment we received from Takeda during that period, and a $250,000 milestone payment for regulatory approval of Amitiza.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
	2007	2006
(In thousands)

Interest income	$2,465	$1,976
Other (expense) income, net	151	165

Total non-operating income, net	$2,616	$2,141

Interest income was $2.5 million in 2007 compared to $2.0 million in 2006, an increase of $0.5 million or 22.2%. The increase was primarily due to an increase in the funds available for investment as a result of our receipt of development milestone payments from Takeda in June 2007 and the closing of our initial public offering in

August 2007. Interest expense was nil in 2007 compared to $90,000 in 2006, a decrease of $90,000. This decrease reflected our repayment in full in June 2006 of related party debt instruments.

Income Taxes

For the years ended December 31, 2007 and 2006, our consolidated effective tax rate was 37.3% and 29.0%, respectively. We recorded a tax provision of $7.8 million for 2007 and a tax benefit of $4.9 million for 2006. The increase in the effective tax rate in 2007 from 2006 was due to a partial release of the valuation allowance on the U.S. deferred tax assets in 2006 that did not recur in 2007. As of December 31, 2007, our remaining valuation allowance against our deferred tax assets was $10.8 million.

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

				Intercompany
	United States	Europe	Japan	Eliminations	Consolidated
(In thousands)

Year Ended December 31, 2008
Total revenues	$112,123	$—	$840	$(840)	$112,123
Income (loss) from operations	39,875	(3,499)	(5,305)	—	31,071
Identifiable assets	163,660	568	4,469	(17,903)	150,794
Year Ended December 31, 2007
Total revenues	$91,891	$—	$840	$(840)	$91,891
Income (loss) from operations	21,681	(1,127)	(2,155)	8	18,407
Identifiable assets	114,490	2,381	1,987	(8,831)	110,027
Year Ended December 31, 2006
Total revenues	$57,676	$1,500	$161	$(71)	$59,266
Income (loss) from operations	13,974	980	(190)	(1)	14,763
Identifiable assets	68,943	496	2,556	(4,899)	67,084

Liquidity and Capital Resources

Sources of Liquidity

We require cash principally to meet our operating expenses. Historically, we have financed our operations with a combination of up-front payments, milestone and royalty payments and research and development expense reimbursements received from Takeda and other parties, private placements of equity securities and our initial public offering.

Our cash, cash equivalents and investments consist of the following:

	December 31,	December 31,
	2008	2007
(In thousands)

Cash and cash equivalents	$11,536	$25,559
Investments, current	93,776	51,552
Investments, non-current	16,222	9,400

	$121,534	$86,511

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of December 31, 2008, our short term investments consist of money market funds, U.S. Treasury notes and bills which have short term maturities. Our non-current investments primarily consist of investments in ARS.

ARS are long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every seven to 49 days. This mechanism generally allows existing investors to roll-over their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The disruption of liquidity in short-term fixed income markets resulting in failed auctions prevented us from liquidating certain holdings of ARS during the year.

During October 2008, we accepted the settlement rights offer from the broker UBS, AG of our ARS. This right permits us to require UBS to purchase our ARS at par value between June 30, 2010 and July 2, 2012. We do not anticipate having to sell these securities in order to operate our business before the expected redemption dates.

To conserve cash and more closely align our spending towards our strategic objectives, we implemented cost reduction initiatives in early 2009, including a workforce reduction and a refocusing of our research and development plans. We expect these initiatives will result in reduced costs of approximately $3.0 million during 2009. However, there is no assurance that we will be successful in achieving these cost savings if actual spending varies from our budget, or that these cost savings will not hurt our business and our ability to pursue our development and commercialization strategies.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
(In thousands)

Cash provided by (used in):
Operating activities	$37,192	$5,649	$(10,914)
Investing activities	(52,546)	(33,784)	(1,413)
Financing activities	878	31,341	17,421
Effect of exchange rates	453	(128)	(49)

Net increase (decrease) in cash and cash equivalents	$(14,023)	$3,078	$5,045

Year ended December 31, 2008

Net cash provided by operating activities was $37.2 million for the year ended December 31, 2008. This reflected net income of $25.0 million, which included a non-cash unrealized loss on trading securities of $3.2 million, an increase in deferred revenue of $14.0 million offset by a non cash deferred tax benefit of $4.4 million, a non-cash unrealized gain on settlement rights on auction rate securities of $2.8 million and an increase in prepaid and income tax receivable and payable, net of $1.8 million. The increase in deferred revenue primarily related to the prepayments received from Takeda towards research and development expense reimbursement and $3.9 million of additional deferral of revenue due to change in the estimated development period of Amitiza for opioid-induced bowel dysfunction.

Net cash used in investing activities of $52.5 million for the year ended December 31, 2008 primarily reflected our net purchases of investments as a result of our investment of the $50.0 million milestone payment received from Takeda during the year.

Net cash provided by financing activities of $878,000 for the year ended December 31, 2008 resulted mainly from the exercise of stock options and proceeds from the employee stock purchase plan during the year.

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

Commitments and Contingencies

As of December 31, 2008, our principal outstanding contractual obligations related to our office leases in Bethesda, Maryland, England and Japan. The following table summarizes these significant contractual obligations at December 31 for the indicated year:

(In thousands)

2009	$1,537
2010	1,051
2011	938
2012	963
2013	992
2014 and thereafter	3,297

Total minimum lease payments	$8,778

The above table does not include:

•	Contingent milestone and royalty obligations under our license agreement with Sucampo AG to pay:

•	5% of every milestone payment we receive from a sublicensee;

•	$500,000 upon initiation of the first phase 2 clinical trial for each compound in each of the three territories covered by the license;

•	$1.0 million for the first NDA filing or comparable foreign regulatory filing for each compound in each of these three territories covered by the license; and

•	royalty payments ranging from 2.1% to 6.5% of net sales of products covered by patents licensed to us by Sucampo AG.

•	Our share of research and development costs for Amitiza for the treatment of opioid-induced bowel dysfunction, which will not be reimbursed by Takeda. We expect to incur approximately $2.0 million of research and development costs in connection with the development of Amitiza.

•	Expenses under agreements with contract research organizations for clinical trials of our product candidates. The timing and amount of these disbursements are based on a variety of factors, such as the achievement of specified milestones, patient enrollment, services rendered or the incurrence of expenses by the contract research organization. As a result, we estimate that as of December 31, 2008, our current commitments to contract research organizations will be $11.8 million during 2009 and 2010.

Funding Requirements

We will need substantial amounts of capital to continue growing our business. We will require this capital, among other things, to:

•	fund our 30% share of the two post-marketing studies of Amitiza to evaluate its safety in patients with renal impairment and patients with hepatic impairment;

•	fund regulatory efforts in Europe and Japan for Amitiza;

•	fund development and regulatory activities for cobiprostone and SPI-017;

•	fund research and development activities for prostone compounds other than Amitiza, cobiprostone and SPI-017;

•	fund the expansion of our commercialization activities in the United States and the initiation of commercialization efforts in non-U.S. markets;

•	fund costs for capital expenditures to support the growth of our business; and

•	fund the purchase shares of Class A common stock up to $10.0 million, if we elect to do so, pursuant to our board-approved stock repurchase program.

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

Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. In addition, any future equity funding would dilute the ownership of our stockholders.

Effects of Foreign Currency

We currently incur a portion of our operating expenses in the United Kingdom and Japan. The reporting currency for our consolidated financial statements is U.S. Dollars. As such, our results of operations could be adversely affected by changes in exchange rates either due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign exchange rate exposure.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 outlines a common definition of fair value and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities that are subject to recurring fair value measurements and the adoption did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 as of January 1, 2008 for measuring the fair value of settlement rights pursuant to the offer agreement with UBS on our investments in auction rate securities. As a result of this fair value adoption, we recorded $2.8 million as a non-current asset included within other assets in our consolidated balance sheets for the fair value of the settlement rights and the corresponding amount as a gain within other expense, net in the consolidated statements of operations and comprehensive income.

In June 2007, the Emergency Issue Task Force, or EITF, issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3, which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. We adopted EITF 07-3 as of January 1, 2008 and there was no material impact upon its adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 will be applied to acquisitions that close in years beginning after December 15, 2008. Early adoption is not permitted. SFAS 141(R) and SFAS 160 will not have any impact on our future consolidated financial statements unless we undertake an acquisition in the future.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. The consensus prohibits the equity method of accounting for collaborative arrangements under APB 18, The Equity Method of Accounting for Investments in Common Stock, unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable GAAP.

Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance in EITF 07-1 is effective for periods that begin after December 15, 2008 and will apply to arrangements in existence as of the effective date. The effect of the new consensus will be accounted for as a change in accounting principle through retrospective application. We are currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on the consolidated financial statements.

In February 2008, the FASB issued Financial Staff Positions, or FSP, SFAS 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP 157-2 on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on the consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active, or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS 154. The application of the provisions of FSP 157-3 did not materially impact our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

Our sales generally are denominated in U.S. Dollars and our expenses generally are denominated in the respective functional currencies, and are, therefore, not exposed materially to changes in foreign currency exchange rates.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of December 31, 2008.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash and cash equivalents, restricted cash and investments with what we believe to be highly rated financial institutions. Our uninsured cash, cash equivalents and investments as of December 31, 2008 consist primarily of $42.7 million of U.S. Treasury and notes, $18.9 million of money market funds guaranteed under the

U.S. Treasury’s Temporary Guarantee Program and $32.2 million of other money market funds. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

December 31,
2008
(In thousands)

Cash and cash equivalents	$11,536
Investments	109,998
Restricted cash	213
Less: amounts subject to federally insured limits	(3,099)

Total amounts in excess of federally insured limits	$118,648

As of December 31, 2008, we had $16.2 million invested in ARS. These investments consist of AAA or A -rated non-mortgage related auction rate securities and are insured against loss of principal and interest by bond insurers. Recent uncertainties in the credit markets have prevented us from liquidating certain holdings of auction rate securities during 2008. Pursuant to the acceptance of settlement rights offered by our broker, we have the right to require the redemption of all of our outstanding investments in auction rate securities at par value at any time during the two-year period beginning June 30, 2010. In addition, given the complexity of auction rate securities and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect at the time of redemption under the settlement right offer or ultimate sale.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required by this item are included beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Ryuji Ueno, M.D., Ph.D., Ph.D. Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Director (Principal Executive Officer)	Jan Smilek Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by this item will be set forth under Item 1 to this Annual Report on Form 10-K.

The following information will be included in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2008, and is incorporated herein by reference:

•	Information regarding our directors required by this item will be set forth under the heading “Election of Directors”;

•	Information regarding our Audit Committee and designated “audit committee financial experts” will be set forth under the heading “Corporate Governance Principles and Board Matters, Board Structure and Committee Composition — Audit Committee;” and

•	Information regarding Section 16(a) beneficial ownership reporting compliance will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of ethics and business conduct can be found posted in the investor relations section on our website at http://www.sucampo.com.

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

(2) Financial Statement Schedule: Schedule II — Valuation and Qualifying Accounts on page F-39. All other schedules are omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.

(3) Exhibits. See subsection (b) below.

(b) Exhibits. The following exhibits are filed or incorporated by reference as part of this report.

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Reorganization	Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)
3.1		Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)
3.2		Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)
3.3		Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)
4.1		Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)
10	.1ˆ	Amended and Restated 2001 Stock Incentive Plan	Exhibit 10.1 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.2ˆ	Amended and Restated 2006 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)
10	.3ˆ	2006 Employee Stock Purchase Plan	Exhibit 10.3 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.4ˆ	Form of Incentive Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.5ˆ	Form of Nonstatutory Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.5 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.6ˆ	Form of Restricted Stock Agreement for 2006 Stock Incentive Plan	Exhibit 10.6 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.7ˆ	Non-employee Director Compensation Summary	Exhibit 10.7 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10	.8ˆ	Employment Agreement, dated June 16, 2006, between the Company and Ryuji Ueno	Exhibit 10.9 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10	.9ˆ	Form of Executive Employment Agreement	Exhibit 10.10 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.10		Indemnification Agreement, dated May 26, 2004, between the Company and Sachiko Kuno	Exhibit 10.11 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.11		Indemnification Agreement, dated May 26, 2004, between the Company and Ryuji Ueno	Exhibit 10.12 to Registration Statement No. 333-135133, (filed June 19, 2006)

Exhibit
Number		Description	Reference

10.12		Indemnification Agreement, dated May 26, 2004, between the Company and Michael Jeffries	Exhibit 10.13 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.13		Indemnification Agreement, dated May 26, 2004, between the Company and Hidetoshi Mine	Exhibit 10.14 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.14		Form of Investor Rights Agreement	Exhibit 10.16 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.15		Lease Agreement, dated September 16, 1998, between the Company and Plaza West Limited Partnership, successor in interest to Trizechahn Plaza West Limited Partnership, as amended	Exhibit 10.17 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.16		Sublease Agreement, dated October 26, 2005, between the Company and First Potomac Realty Investment L.P.	Exhibit 10.18 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.17		Amended and Restated Patent Access Agreement, dated June 30, 2006, among the Company, Sucampo Pharma Europe Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.19 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10	.18*	Exclusive Manufacturing and Supply Agreement, dated June 23, 2004, between the Company and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.20 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10	.19*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.21 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.20*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.22 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.21*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.23 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.22*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.24 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.23*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.25 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.24*	Services Agreement, dated February 9, 2006, between the Company and Ventiv Commercial Services, LLC	Exhibit 10.26 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.25		Indemnification Agreement, dated September 7, 2006, between the Company and Timothy Maudlin	Exhibit 10.27 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.26		Indemnification Agreement, dated September 7, 2006, between the Company and Sue Molina	Exhibit 10.28 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.27*	Exclusive Manufacturing and Supply Agreement, dated June 24, 2005, between Sucampo Pharma Europe Ltd. and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.29 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10	.28*	SPI-8811 and SPI-017 Exclusive Clinical Manufacturing and Supply Agreement, dated October 4, 2006, between the Company and R-Tech Ueno, Ltd.	Exhibit 10.31 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

Exhibit
Number		Description	Reference

10.29		Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	Exhibit 10.29 to the Company’s Annual Report on Form 10-K (filed March 27, 2008)
10	.30ˆ	Amendment to Employment Agreement, dated November 20, 2006, between the Company and Ryuji Ueno	Exhibit 10.35 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)
10.31		Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.36 to Registration Statement No. 333-135133, Amendment No. 6 (filed May 14, 2007)
10	.32ˆ	Employment Agreement, effective June 1, 2007, between the Company and Sachiko Kuno	Exhibit 10.37 to Registration Statement No. 333-135133, Amendment No. 8 (filed July 17, 2007)
10.34		Indemnification Agreement, dated October 18, 2007, between the Company and Anthony C. Celeste	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)
10	.38ˆ	Amendment, dated December 6, 2007, to Employment Agreement between the Company and Gayle Dolecek	Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10	.40ˆ	Amendment, dated November 26, 2007, to Employment Agreement between the Company and Ryuji Ueno	Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.41		Credit Line Agreement, dated March 5, 2008, between the Company and UBS Bank USA	Exhibit 10.41 to the Company’s Current Report on Form 10-K (filed March 27, 2008)
10.42		Amended and Restated Patent Access Agreement, dated February 18, 2009, among the Company, Sucampo Pharma Europe, Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 19, 2009)
10	.43*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd and Abbott Japan Co. Ltd.	Included herewith
10	.44*	Exclusive Manufacturing and Supply Agreement, dated February 23, 2009, between Sucampo Pharma, Ltd and R-Tech Ueno, Ltd.	Included herewith
10.45		Indemnification Agreement by and between the Company and Andrew J. Ferrara	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 22, 2008)
10.46		Separation Agreement and General Release by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)
10.47		Consulting Agreement by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)
21		Subsidiaries of the Company	Included herewith
23.1		Consent of PricewaterhouseCoopers LLC, Independent Registered Public Accounting Firm	Included herewith
31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

Exhibit
Number	Description	Reference

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

ˆ	Compensatory plan, contract or arrangement.

*	Confidential treatment has been requested for portions of this exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer,
Chief Scientific Officer and
Chairman of the Board of Directors

March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RYUJI UENO Ryuji Ueno, M.D., Ph.D., Ph.D.	Chief Executive Officer (Principal Executive Officer), Chief Scientific Officer and Director	March 16, 2009

/s/ JAN SMILEK Jan Smilek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ ANTHONY C. CELESTE Anthony C. Celeste	Director	March 16, 2009

/s/ GAYLE R. DOLECEK Gayle R. Dolecek Ph.D.	Director	March 16, 2009

/s/ ANDREW J. FERRARA Andrew J. Ferrara	Director	March 16, 2009

/s/ SACHIKO KUNO Sachiko Kuno Ph.D.	Director	March 16, 2009

/s/ TIMOTHY I. MAUDLIN Timothy I. Maudlin	Director	March 16, 2009

/s/ V. SUE MOLINA V. Sue Molina	Director	March 16, 2009

/s/ JOHN C. WRIGHT John C. Wright	Director	March 16, 2009

SUCAMPO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sucampo Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sucampo Pharmaceuticals, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Baltimore, Maryland
March 16, 2009

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2008	2007

ASSETS:
Current assets:
Cash and cash equivalents	$11,536	$25,559
Investments, current	93,776	51,552
Product royalties receivable	9,725	8,667
Unbilled accounts receivable	4,373	5,883
Accounts receivable	878	1,525
Prepaid and income taxes receivable	133	1,922
Deferred tax assets, net	963	88
Prepaid expenses and other current assets	3,641	2,222

Total current assets	125,025	97,418
Investments, non-current	16,222	9,400
Property and equipment, net	2,275	2,265
Deferred tax assets, non-current, net	4,026	551
Other assets	3,246	393

Total assets	$150,794	$110,027

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,433	$3,313
Accrued expenses	9,764	8,730
Deferred revenue, current	15,599	1,062

Total current liabilities	26,796	13,105
Deferred revenue, net of current portion	8,061	8,626
Other liabilities	2,147	1,768

Total liabilities	37,004	23,499

Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at December 31, 2008 and 2007; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Class A common stock, $0.01 par value; 270,000,000 shares authorized at December 31, 2008 and 2007; 15,651,849 and 15,538,518 shares issued and outstanding at December 31, 2008 and 2007, respectively	156	155
Class B common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2008 and 2007; 26,191,050 shares issued and outstanding at December 31, 2008 and 2007	262	262
Additional paid-in capital	98,243	96,680
Accumulated other comprehensive income (loss)	354	(393)
Retained earnings (accumulated deficit)	14,775	(10,176)

Total stockholders’ equity	113,790	86,528

Total liabilities and stockholders’ equity	$150,794	$110,027

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006

Revenues:
Research and development revenue	$72,293	$59,379	$46,382
Product royalty revenue	34,438	27,536	6,590
Co-promotion revenue	4,826	4,411	4,243
Contract and collaboration revenue	566	565	2,051

Total revenues	112,123	91,891	59,266

Operating expenses:
Research and development	46,181	31,697	19,204
General and administrative	14,400	21,423	11,699
Selling and marketing	10,895	13,474	11,179
Milestone royalties — related parties	3,531	2,000	1,250
Product royalties — related parties	6,045	4,890	1,171

Total operating expenses	81,052	73,484	44,503

Income from operations	31,071	18,407	14,763
Non-operating income (expense):
Interest income	2,442	2,465	1,976
Other expense, net	(399)	151	165

Total non-operating income, net	2,043	2,616	2,141

Income before income taxes	33,114	21,023	16,904
Income tax (provision) benefit	(8,163)	(7,833)	4,897

Net income	$24,951	$13,190	$21,801

Net income per share:
Basic net income per share	$0.60	$0.35	$0.63

Diluted net income per share	$0.59	$0.35	$0.63

Weighted average common shares outstanding — basic	41,787	37,778	34,383

Weighted average common shares outstanding — diluted	41,973	38,226	34,690

Comprehensive income:
Net income	$24,951	$13,190	$21,801
Other comprehensive income:
Unrealized gain on investments, net of tax expense	79	—	—
Foreign currency translation	668	(99)	(200)

Comprehensive income	$25,698	$13,091	$21,601

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A							Accumulated	Retained	Total
	Convertible		Class A		Class B		Additional	Other	Earnings	Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-In	Comprehensive	(Accumulated	(Deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit)	Equity

Balance at December 31, 2005	3,780	$20,288	6,392,127	$64	26,191,050	$262	$14,407	$(94)	$(45,167)	$(10,240)
Stock issued upon exercise of stock options	—	—	2,398,758	24	—	—	23,872	—	—	23,896
Exercise of 8,500 options for 8,500 shares of class A common stock	—	—	8,500	—	—	—	2	—	—	2
Foreign currency translation	—	—	—	—	—	—	—	(200)	—	(200)
Employee stock option expense	—	—	—	—	—	—	3,274	—	—	3,274
Net income	—	—	—	—	—	—	—	—	21,801	21,801

Balance at December 31, 2006	3,780	20,288	8,799,385	88	26,191,050	262	41,555	(294)	(23,366)	38,533
Stock issued upon exercise of stock options	—	—	3,125,000	31	—	—	28,191	—	—	28,222
Conversion of series A convertible preferred stock to class A common stock	(3,780)	(20,288)	3,213,000	32	—	—	20,256	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	(99)	—	(99)
Employee stock option expense	—	—	401,133	4	—	—	6,678	—	—	6,682
Net income	—	—	—	—	—	—	—	—	13,190	13,190

Balance at December 31, 2007	—	—	15,538,518	155	26,191,050	262	96,680	(393)	(10,176)	86,528
Stock issued upon exercise of stock options	—	—	111,880	1	—	—	869	—	—	870
Employee stock option expense	—	—	—	—	—	—	686	—	—	686
Stock issued under Employee stock purchase plan	—	—	1,451	—	—	—	8	—	—	8
Foreign currency translation	—	—	—	—	—	—	—	668	—	668
Unrealized gain on investments, net of tax effect	—	—	—	—	—	—	—	79	—	79
Net income	—	—	—	—	—	—	—	—	24,951	24,951

Balance at December 31, 2008	—	$—	15,651,849	$156	26,191,050	$262	$98,243	$354	$14,775	$113,790

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2008	2007	2006

Cash flows from operating activities:
Net income	$24,951	$13,190	$21,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	450	251	69
Loss on disposal of property and equipment	—	63	—
Deferred tax provision (benefit)	(4,401)	4,262	(4,035)
Stock-based compensation	686	6,682	3,274
Unrealized loss on trading securities	3,178	—	—
Unrealized gain on settlement rights on auction rate securities	(2,818)	—	—
Changes in operating assets and liabilities:
Accounts receivable	718	(23)	(813)
Product royalties receivable	(1,058)	(6,638)	(2,029)
Unbilled accounts receivable	1,510	(5,883)	—
Prepaid and income taxes receivable and payable, net	1,789	431	(4,007)
Accounts payable	(2,018)	924	437
Accrued expenses	1,074	3,341	3,023
Deferred revenue	13,972	(11,028)	(26,829)
Other assets and liabilities, net	(841)	77	(1,805)

Net cash provided by (used in) operating activities	37,192	5,649	(10,914)

Cash flows from investing activities:
Purchases of investments	(172,705)	(88,647)	(2,309)
Proceeds from sales of investments	58,125	57,094	1,345
Maturities of investments	62,485	—	—
Purchases of property and equipment	(451)	(2,231)	(236)
Investments in restricted cash	—	—	(213)

Net cash used in investing activities	(52,546)	(33,784)	(1,413)

Cash flows from financing activities:
Issuance of common stock, net of offering costs	—	31,341	23,896
Payments of initial public offering costs	—	—	(2,923)
Issuance of notes payable — related parties	—	—	1,200
Payments on notes payable — related parties	—	—	(4,754)
Proceeds from exercise of stock options	870	—	2
Proceeds from employee stock purchase plan	8	—	—

Net cash provided by financing activities	878	31,341	17,421

Effect of exchange rates on cash and cash equivalents	453	(128)	(49)

Net (decrease) increase in cash and cash equivalents	(14,023)	3,078	5,045
Cash and cash equivalents at beginning of year	25,559	22,481	17,436

Cash and cash equivalents at end of year	$11,536	$25,559	$22,481

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$86

Tax refunds received	$1,957	$1,361	$—

Tax payments made	$11,370	$4,500	$3,161

Upon the completion of the Company’s initial public offering in August 2007, $3.1 million of initial public offering costs incurred in 2006 were reclassified from deposits and other assets to additional paid-in capital.

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc. (Sucampo or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. Sucampo is focused on developing prostones for the treatment of gastrointestinal, respiratory, vascular and central nervous system diseases and disorders for which there are unmet or underserved medical needs and significant commercial potential. Sucampo was established in December 1996.

In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration, or FDA, for its first product, Amitiza® (lubiprostone), to treat chronic idiopathic constipation in adults. In April 2008, the Company received a second marketing approval from the FDA for Amitiza to treat irritable bowel syndrome with constipation in women 18 years of age or older. Amitiza is being marketed and developed under a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, for gastrointestinal indications in the United States and Canada.

Sucampo and Takeda initiated commercial sales of Amitiza in the United States for the treatment of chronic idiopathic constipation in April 2006 and for the treatment of irritable bowel syndrome with constipation in May 2008. In December 2008, the Company completed enrollment of two phase 3 pivotal clinical trials of Amitiza for the treatment of opioid-induced bowel dysfunction, or OBD.

In February 2009, Sucampo entered into a license and commercialization agreement with Abbott Japan Co. Ltd., or Abbott, for Amitiza in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone in Japan for the treatment of chronic idiopathic constipation and received the right of first refusal to any additional indications for which lubiprostone is developed in Japan. Abbott is responsible for all commercialization expenses and efforts. The Company received an upfront payment of $10 million and could receive additional milestone payments based on achieving specified development regulatory, and commercialization goals. The Company continues to lead the development of and regulatory activity for lubiprostone in Japan and will continue to be responsible for the costs of lubiprostone development. Following marketing authorization and pricing approval, Abbott would purchase finished product from Sucampo for distribution in Japan. The Company has retained the right to co-promote lubiprostone in Japan. In addition, Sucampo and Abbott Japan or their respective affiliates have separately agreed to negotiate in good faith a license, commercialization and supply agreement for lubiprostone in markets outside Japan, the U.S., Canada and Western Europe and to use commercially reasonable efforts to enter into such an agreement.

In early 2008, Sucampo submitted marketing authorization applications, or MAAs, for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in ten European countries, using a decentralized procedure with the United Kingdom serving as a reference state. In September 2008, the Company reported the successful results of a multi-center phase 2b dose-ranging study in Japan to evaluate the safety and efficacy of lubiprostone for treating chronic idiopathic constipation in adults.

In addition, the Company is developing other prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

•	Cobiprostone for the treatment of ulcers induced by non-steroidal anti-inflammatory drugs, or NSAIDs, portal hypertension, non-alcoholic fatty liver disease, disorders associated with cystic fibrosis and chronic obstructive pulmonary disease. Sucampo completed enrollment in a phase 2 clinical trial of cobiprostone for the treatment and prevention of NSAID-induced ulcers in December 2008 in the United States. In July 2008, the Company initiated a phase 2 proof-of-concept study of cobiprostone in patients with portal hypertension in the United States.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

•	SPI-017 for the treatment of peripheral arterial and vascular disease and central nervous system disorders. Initially, the Company is working on the development of an intravenous formulation of SPI-017 for the treatment of peripheral arterial disease and commenced its first phase 1 clinical trial in December 2008 in Japan. Sucampo is also developing an oral formulation of SPI-017 for the treatment of Alzheimer’s disease in United States.

The Company’s founders own directly or indirectly the majority holdings in Sucampo as well as in other companies that have significant contractual relationships with Sucampo as described more fully in Note 9. One of the Company’s founders serves as the chairman of the board of directors, chief executive officer and chief scientific officer of the Company and the second founder also serves as a director and employee of the Company, serving as executive advisor of international business development.

In December 2008, the Company implemented a new holding company structure. In this reorganization, Sucampo Pharmaceuticals, Inc. became a wholly owned subsidiary of a newly formed Delaware holding company, then known as Sucampo Pharma Holdings, Inc., which became the publicly traded company. Each share of Sucampo Pharmaceuticals, Inc. stock was automatically converted into equivalent shares of the holding company with the same rights and privileges as the converted shares.

Immediately after the reorganization, Sucampo Pharmaceuticals, Inc. was renamed Sucampo Pharma Americas, Inc. and the holding company succeeded to the name Sucampo Pharmaceuticals, Inc. Sucampo Pharma Americas, Inc. then distributed to the new holding company the stock of its two wholly owned subsidiaries, Sucampo Pharma Ltd. and Sucampo Pharma Europe Ltd. As a result, those two companies are now also wholly owned subsidiaries of the new holding company.

The final corporate structure consists of a public holding company named Sucampo Pharmaceuticals, Inc., which has three wholly owned subsidiaries: Sucampo Pharma Ltd., based in Tokyo and Osaka, Japan, in which the Company conducts Asian operations; Sucampo Pharma Americas, Inc., based in Bethesda, Maryland, in which the Company conducts operations in North and South America; and Sucampo Pharma Europe Ltd., based in Oxford, U.K., and Basel, Switzerland, in which the Company conducts operations in Europe and the rest of the world.

In August 2007, the Company completed its initial public offering of 3,125,000 shares of class A common stock at a public offering price of $11.50 per share, resulting in gross proceeds to the Company of approximately $35.9 million and net proceeds of $28.2 million after deducting underwriter’s discounts, commission and other related expenses of the offering. An additional 625,000 shares of class A common stock were sold by a selling stockholder of the company and 562,500 shares were sold under an overallotment option by S&R Technology Holdings, LLC, or S&R.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The consolidated financial statements include the accounts of Sucampo and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the previously issued financial statements have been reclassified to conform to the current year presentation. The Company reclassified expenses that have been previously included within general and

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

administrative expenses to research and development expenses. Such expenses primarily include salaries and other employee benefits of personnel who oversee the research and development process, and allocated depreciation and rent expenses and insurance costs. The Company also reclassified allocated depreciation and rent expenses and insurance costs from general and administrative expenses to selling and marketing expenses. For the year ended December 31, 2007, the Company reclassified $3.4 million and $245,000 of general and administrative expenses to research and development expenses and selling and marketing expenses, respectively. For the year ended December 31, 2006, the Company reclassified $2.8 million and $76,000 of general and administrative expenses to research and development expenses and selling and marketing expenses, respectively.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

For the purpose of the consolidated balance sheets and statements of cash flows, cash equivalents include all highly liquid investments with an original maturity of 90 days or less at the time of purchase.

Restricted Cash

Restricted cash recorded within other assets on the consolidated balance sheets consists of approximately $213,000 at December 31, 2008 and 2007 of cash securing a letter of credit related to a lease agreement for the Company’s principal office premises at Bethesda, Maryland. This letter of credit renews automatically each year and is required until the lease expires on February 15, 2017.

Current and Non-Current Investments

Current and non-current investments consist primarily of U.S. Treasury bills and notes and auction rate securities. The Company classifies its investment into current and non-current, based on its maturities and management’s reasonable expectation to realize these investments in to cash. These investments are accounted for under the guidance of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in U.S. Treasury bills and notes are classified as available for sale securities and unrealized gain or losses, net of related tax effects, are reported in other comprehensive income.

On October 16, 2008, the Company accepted the settlement rights offered by the Company’s broker UBS, AG (UBS) for auction rate securities. The settlement rights allow the Company to redeem auction rate securities at par within a specified period. In exchange, UBS is granted the right, at their sole discretion, to sell or otherwise dispose of the Company’s auction-rate securities investments at any time between June 30, 2010 and July 2, 2012 (the Exercise Period). Based on this settlement, the Company received $3.5 million on November 3, 2008, representing the par value of its tax-exempt auction rate securities and has the right to request as of December 31, 2008, the redemption of the remaining auction rate securities at par value of $19.4 million during the Exercise Period.

The unique circumstances associated with the auction rate securities markets and the settlement rights has resulted in the reclassification of the Company’s investment in auction rate securities from available-for-sale securities to trading securities, which requires the Company to record an unrealized gain or loss in the statements of operations and comprehensive income. Accordingly, the Company recognized $3.2 million of unrealized losses on auction rate securities for the year ended December 31, 2008. The Company will continue to record fair value changes for these trading securities as a gain or loss in the consolidated statements of operations and comprehensive income.

The Company voluntarily adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis, to record the settlement rights related to the auction rate securities at fair value. Accordingly, the Company recorded $2.8 million within other assets in the consolidated balance sheet as of December 31, 2008 for the fair value of the settlement rights and the corresponding amount as a gain in the consolidated statements of

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

operations and comprehensive income. Subsequent changes in the fair value of the settlement rights will be recorded as other income (loss) in the consolidated statements of operations and comprehensive income. The fair value estimate of the settlement right has been derived from the par value of the Company’s investment in ARS and the fair value of ARS as of the recognition date, since the settlement rights obligate UBS to redeem the ARS at par value.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash and cash equivalents, restricted cash and investments with highly rated financial institutions. At December 31, 2008 and 2007, the Company had approximately $118.6 million and $85.9 million, respectively, of cash and cash equivalents, restricted cash and investments in excess of government insured limits. The Company’s uninsured cash, cash equivalents and investments as of December 31, 2008 consist primarily of $42.7 million of T-bills and notes, of $18.9 million of money market funds guaranteed under the U.S. Treasury’s Temporary Guarantee Program and of $32.2 million of other money market funds. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

As of December 31, 2008, all of the Company’s auction rate securities consisted of AAA or A rated non-mortgage related auction rate securities. The settlement rights between the Company and the auction rate securities broker obligates the broker to redeem the outstanding auction rate securities at par during a two-year period beginning June 30, 2010 if the Company exercises its related settlement rights. The Company does not anticipate having to sell the remaining securities in order to operate its business before the expected redemption dates. Although our arrangement with UBS provides some comfort that the Company will eventually be able to liquidate our ARS holdings, the Company cannot provide any assurance that UBS will be in a position to honor its commitment to repurchase ARS during the exercise period.

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

The Company’s expected activities may necessitate significant uses of working capital. The Company’s working capital requirements will depend on many factors, including the successful sales of Amitiza, research and development efforts to develop new products, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s new products by physicians and patients. The Company plans to continue financing operations with product royalty revenue as well as with cash received from milestones and other revenue related to its joint collaboration and license agreement and the supplemental agreement entered into with Takeda and plans to finance its research and development activities in its subsidiary in Japan with cash received from upfront payments and development milestones related to its license and supply agreement with Abbott Japan entered into in February 2009 (Note 14).

The Company depends significantly upon the collaboration with Takeda and the Company’s activities may be affected if this relationship is disrupted. Revenues from Takeda accounted for 100%, 100% and 98% of the

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 97% and 99% of the Company’s accounts and product royalty receivables at December 31, 2008 and 2007, respectively (Note 10).

The Company has an exclusive supply arrangement with R-Tech Ueno, Ltd (R-Tech), a Japanese manufacturing and research and development company that is majority owned by the Company’s founders, to provide it with commercial and clinical supplies of its product and product candidates. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (Note 9).

The Company has previously entered into a restated license agreement with Sucampo AG (SAG) to grant the Company a royalty-bearing, exclusive, worldwide license to develop prostone compounds, including Amitiza and cobiprostone. SAG is a Swiss-patent holding company and an entity wholly owned by the Company’s founders. The Company’s success depends, in part, on SAG’s ability to obtain and maintain proprietary protection for the intellectual property rights relating to the prostone technology and products (Note 9).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities, independent valuations or internal assessments.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable represent amounts due under the joint collaboration and licensing agreement with Takeda (Note 10). Unbilled accounts receivable represent the research and development expenses that are reimbursable by Takeda but have not been billed to Takeda as of the balance sheet date. The Company did not record an allowance for doubtful accounts at December 31, 2008 or 2007 because it believes that its accounts receivable are fully collectible and it does not have a history of credit losses or write-offs of its accounts receivable.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

There have been no impairment charges recorded during the years ended December 31, 2008, 2007 or 2006 because there have been no indicators of impairment during those years.

Revenue Recognition

Collaboration and License Agreements

The Company’s primary sources of revenue include up-front payments, development milestone payments, reimbursements of development and co-promotion costs and product royalties. The Company recognizes revenue from these sources in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19), and EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The application of EITF 00-21 requires subjective analysis and requires management to make estimates and assumptions about whether deliverables within multiple-element arrangements are separate units of accounting and to determine the fair value to be allocated to each unit of accounting.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Option fees received for other potential joint collaboration and license agreements with Takeda are not recognized as revenue immediately because the transactions do not represent a separate earnings process. Because there are contingent performance obligations by the Company when and if the options are exercised, the Company’s policy is to recognize revenue immediately upon expiration of the option or to commence revenue recognition upon exercise of the option and continue recognition over the estimated performance period. When recognized, option fees are recorded as contract revenue.

Contract Revenue

Contract revenue related to development and consulting activities with related parties is also accounted for under the time-based model.

Deferred Revenue

Deferred revenue represents payments received or receivables for licensing fees, option fees, consulting, research and development contracts and related cost sharing and supply agreements that are deferred until revenue can be recognized under the Company’s revenue recognition policy. Deferred revenue is classified as current if management believes the Company will be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. During the second quarter of 2008, the Company agreed to receive quarterly prepayments from Takeda for its research and development expenses under the agreements with Takeda. As of December 31, 2008, approximately $10.9 million of deferred revenue relates to these prepayments. At December 31, 2008 and 2007, total deferred revenue was approximately $23.7 million and $9.7 million, respectively.

Total deferred revenue consists of the following as of:

	December 31,
(In thousands)	2008	2007

Deferred revenue — current	$15,599	$1,062
Deferred revenue, net of current portion	8,061	8,626

	$23,660	$9,688

Deferred revenue to related parties — current	$419	$419
Deferred revenue to related parties, net of current portion	6,444	6,862

Deferred revenue to related parties, included above	$6,863	$7,281

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses from third parties who conduct research and development activities pursuant to development and

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Selling and Marketing Expenses

Selling and marketing expenses represent costs the Company incurs to co-promote Amitiza, including salaries, benefits and related costs of the Company’s sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses.

Milestone Royalties — Related Parties

The milestone royalties — related parties expense represent royalties paid or due to SAG. The milestone royalty is 5% of milestone payments received under any sublicensing agreements for Amitiza. In addition, for each indication for Amitiza for which the Company obtains regulatory approval, the Company must pay a $250,000 milestone. The Company must also pay a $500,000 milestone upon the initiation of the first phase 2 clinical trial for each compound in each of the three territories covered by the license: (1) North, Central and South America, including the Caribbean, (2) Asia and (3) the rest of the world, and a $1.0 million milestone for the first NDA filing or comparable foreign regulatory filing for each compound in each of the same three territories. Milestone royalties — related parties are expensed as incurred immediately when the related milestones become probable under the guidance of SFAS No. 5, Accounting for Contingencies. For the years ended December 31, 2008 and 2007, the Company expensed $3.5 million and $2.0 million in milestone royalties — related parties, respectively.

Product Royalties — Related Parties

Product royalties — related parties expense represent the Company’s obligation to SAG for 3.2% of Amitiza net sales and are expensed as incurred. For the years ended December 31, 2008 and 2007, the Company expensed approximately $6.0 million and $4.9 million in product royalties, respectively.

Interest Income

Interest income consists of interest earned on the Company’s cash and cash equivalents and current and non-current investments.

Accrued Research and Development Expenses

As part of the process of preparing consolidated financial statements, the Company is required to estimate accrual, for research and development expenses. This process involves reviewing and identifying services which have been performed by third parties on the Company’s behalf and determining the value of these services. Examples of these services are payments to clinical investigators and contracted service organizations. In addition, the Company makes estimates of costs incurred to date but not yet invoiced, in relation to external contract research organizations and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

for research and development. The Company makes significant judgments and estimates in determining the accrued balance in any accounting period.

Employee Stock-Based Compensation

The Company applied SFAS No. 123(R), Share-Based Payments (SFAS 123(R)), which requires the measurement and recognition of expense for all share-based compensation of employees and directors to be based on estimated fair values of the share-based awards. SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations.

The Company adopted SFAS 123(R) utilizing the modified prospective method. Under this method, the Company’s consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R). Upon adoption of SFAS 123(R), the Company decided to utilize the straight-line method of allocating stock-based compensation expense over the vesting term of the stock-based awards and continued to use the Black-Scholes-Merton option pricing formula which was previously used for the Company’s pro-forma information required under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price and assumptions regarding a number of highly complex and subjective variables.

The assumptions used to estimate the fair value of stock options granted for the three years ended December 31, 2008 were as follows:

	Year Ended December 31,
	2008	2007	2006

Expected volatility	53% - 56%	39% - 60%	54% -76%
Risk-free interest rate	2.78% - 3.45%	2.99% - 3.59%	4.72% - 4.93%
Expected term (in years)	6.25	3.25 - 6.25	2.63 - 5.75
Expected dividend yield	0%	0%	0%

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

Expected Term:  Due to the limited history of employee stock options granted by the Company, the Company elected to use the “simplified” method allowed under SAB No. 107, Share-Based Payment (SAB 107), to calculate its expected term as the share-based awards meet the “plain vanilla” definition described in SAB 107. Under this method, the expected term is the weighted average of the vesting term and the contractual term.

Expected Dividend Yield:  The Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

Employee stock-based compensation expense for the three years ended December 2008 has been reduced for estimated forfeitures as such expense is based upon awards expected to ultimately vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2008, 2007 and 2006, the estimated forfeiture rate ranged from 8.0% to 12.0%.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Employee stock-based compensation expense under SFAS 123R recorded in the Company’s consolidated statements of operations and comprehensive income for the three years ended December 31, 2008 was as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006

Research and development expense	$245	$190	$1,001
General and administrative expense	199	405	1,707
Selling and marketing expense	242	333	566
Founders’ stock-based awards (Note 9)	—	6,112	—
Cumulative out-of-period adjustment	—	(358)	—

Total	686	6,682	3,274
Employee stock-based compensation expense per basic share of common stock	$0.02	$0.18	$0.10

Employee stock-based compensation expense per diluted share of common stock	$0.02	$0.17	$0.09

The Company recorded a cumulative out-of-period adjustment of approximately $358,000 during the year ended December 31, 2007 to reduce an overstatement of additional paid-in capital and general and administrative expenses that had been recorded as of and for the year ended December 31, 2006 in connection with certain employee stock options awarded in 2006. The error resulted from applying the incorrect contractual term for certain employee stock options. The impacts of this adjustment were not material to the consolidated financial statements for the years ended December 31, 2007 and 2006.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109), which requires companies to account for deferred income taxes using the asset and liability method. Under the asset and liability method, current income tax provision or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in the income tax provision during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s net deferred tax assets. The Company has recorded a valuation allowance, which resulted in a net deferred tax asset of $5.0 million and $639,000 as of December 31, 2008 and December 31, 2007, respectively. The amount of the valuation allowance has been determined based on management’s estimates of income by jurisdiction in which the Company operates, over the periods in which the related deferred tax assets are recoverable.

For all significant transactions between Sucampo US, Sucampo Europe and Sucampo Japan, the Company’s management has evaluated the terms of the transactions using significant estimates and judgments to ensure that each significant transaction would be on similar terms if the Company completed the transaction with an unrelated party. Although the Company believes there will be no material tax liabilities to the Company as a result of multi-jurisdictional transactions, there can be no assurance that taxing authorities will not assert that transactions were entered into at monetary values other than fair values. If such assertions were made, the Company’s intention would

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

be to vigorously defend its positions; however, there can be no assurance that additional liabilities may not occur as a result of any such assertions.

Uncertain Tax Positions

On January 1, 2007, the Company adopted Financial Accounting Standards Board, or FASB, Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, FIN 48 permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more than 50 percent likely to be realized upon settlement.

The Company has recorded a non-current income tax liability of $517,000 for uncertain tax positions as of December 31, 2008. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in other liabilities in the accompanying consolidated balance sheets. The liability for uncertain tax positions as of December 31, 2008 mainly pertains to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of the income tax provision. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions.

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries, Sucampo Europe and Sucampo Japan, into U.S. dollars at the current exchange rate in effect at the end of the year and maintains the capital accounts of these subsidiaries at the historical exchange rates. The revenue, income and expense accounts of the foreign subsidiaries are translated into U.S. dollars at the average rates that prevailed during the relevant period. The gains and losses that result from this process are included in accumulated other comprehensive income in the stockholders’ equity section of the balance sheet.

Realized and unrealized foreign currency gains or losses on assets and liabilities denominated in a currency other than the functional currency are included in net income.

Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income be reported in the financial statements during the period in which they are recognized. Comprehensive income is net income plus certain other items that are recorded directly to stockholders’ equity. The Company has reported comprehensive income in the consolidated statements of operations and comprehensive income.

As of December 31, 2008, the Company has outstanding intercompany loans and investments between its subsidiaries which are eliminated for purposes of the consolidated financial statements. These intercompany loans are not expected to be repaid or settled in the foreseeable future. Accordingly the currency transaction gains or losses on these intercompany loans are recorded as part of other comprehensive income in the consolidated financial statements.

Segment Information

Management has determined that the Company has three reportable segments, which are based on its method of internal reporting by geographical location. The Company’s reportable segments are the United States, Europe and Japan.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Change in Estimate

The preparation of consolidated financial statements requires the Company to make estimates that affect assets, liabilities, revenues and expenses, including financial disclosures for the respective reporting periods.

During 2008, as a result of lower-than-expected patient enrollment in one of the studies, the Joint Commercialization Committee approved an increase in funding for patient recruitment. Additionally, the Company concluded that the estimated completion of certain ongoing trials would be extended from June 2009 to December 2009. Accordingly, the Company determined that the recognition period for associated research and development revenue should be extended. As a result of the extended completion date and an increase of total expected reimbursable costs, the Company deferred approximately $3.9 million in research and development revenue for the year ended December 31, 2008. The Company expects to recognize the deferred revenue of $3.9 million in 2009. Under the provision of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), the Company recognized this as a change in estimate during the year.

This change in estimate had the following impact on net income and basic and diluted net income per share for the year ended December 31, 2008:

In thousands, except per share data)

Decrease in revenue and income before income taxes	$(3,855)
Impact on basic net income per share	(0.02)
Impact on diluted net income per share	(0.02)

During 2006, as a result of new study evaluation requirements released by the Rome III Committee on Functional Gastrointestinal Disorders, an international committee of gastroenterologists, management of the Company concluded that the completion of the final analysis of data from its clinical trials of Amitiza for the treatment of irritable bowel syndrome with constipation would be extended from December 2006 to mid 2007. Accordingly, the Company determined in June 2006 that the recognition period for associated research and development revenue should be extended. The Company deferred the remaining $11.0 million as of December 31, 2006 and recognized the revenues ratably through the completion date of June 2007. Under the provisions of SFAS 154, the Company recognized this as a change in estimate on a prospective basis from June 1, 2006. The effect on net income and basic and diluted net income per share for the year ended December 31, 2006 was as follows:

(In thousands, except for per share data)

Decrease in revenue and income before income taxes	$10,951
Impact on basic net income per share	(0.32)
Impact on diluted net income per share	(0.32)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 outlines a common definition of fair value and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities that are subject to recurring fair value measurements and the adoption did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 for measuring the fair value of settlement rights pursuant to the offer agreement with UBS on the Company’s

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

investments in auction rate securities. As a result of this fair value adoption, the Company recorded $2.8 million as a non-current asset included within other assets in the consolidated balance sheets for the fair value of the settlement rights and the corresponding amount as a gain within other expense, net in consolidated statements of operations and comprehensive income.

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3, which provides guidance to research and development companies on how to account for the nonrefundable portion of an advance payment made for research and development activities. The Company adopted EITF 07-3 as of January 1, 2008 and there was no material impact upon its adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 will be applied to acquisitions that close in years beginning after December 15, 2008. Early adoption is not permitted. SFAS 141(R) and SFAS 160 will not have any impact on the Company’s future consolidated financial statements unless the Company undertakes an acquisition in the future.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. The consensus prohibits the equity method of accounting for collaborative arrangements under APB 18, The Equity Method of Accounting for Investments in Common Stock, unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance in EITF 07-1 is effective for periods that begin after December 15, 2008 and will apply to arrangements in existence as of the effective date. The effect of the new consensus will be accounted for as a change in accounting principle through retrospective application. The Company is currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on the consolidated financial statements.

In February 2008, the FASB issued Financial Staff Positions, or FSP, SFAS 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2, which delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. FSP 157-2 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 157-2 on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on the consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active, or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS 154. The application of the provisions of FSP 157-3 did not materially impact the Company’s consolidated financial statements.

3.	Net Income per Share

Basic net income per share is computed by dividing net income by the sum of the weighted average class A and B common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding, except when their inclusion would be anti-dilutive.

The computation of net income per share for the three years ended December 31, 2008, is shown below:

	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006

Basic net income per share:
Net income	$24,951	$13,190	$21,801

Weighted average class A and B common shares outstanding	41,787	37,778	34,383

Basic net income per share	$0.60	$0.35	$0.63

Diluted net income per share:
Net income	$24,951	$13,190	$21,801

Weighted average class A and B common shares outstanding for diluted net income per share	41,787	37,778	34,383
Assumed exercise of stock options under the treasury stock method	186	448	307

	41,973	38,226	34,690

Diluted net income per share	$0.59	$0.35	$0.63

For the years listed above, the potentially dilutive securities used in the calculations of diluted net income per share as of December 31, 2008, 2007 and 2006 are as follows:

	December 31,
(In thousands)	2008	2007	2006

Series A preferred stock	—	—	4
Employee stock options	5	908	826
Non-employee stock options	470	510	510

Each share of series A preferred stock was converted into 850 shares of class A common stock in connection with the initial public offering, which was completed in August 2007.

The following securities were excluded from the computation of diluted net income per share as their effect would be anti-dilutive as of December 31, 2008, 2007 and 2006:

	December 31,
(In thousands)	2008	2007	2006

Employee stock options	772	11	15

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Current and Non-Current Investments

At December 31, 2008 and 2007, current and non-current investments consisted of the following securities:

	December 31, 2008
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

Current:
U.S. Treasury bills and notes	$42,620	$130	$—	$42,750
Money market funds	51,026	—	—	51,026

Total	$93,646	$130	$—	$93,776

Non-current:
Auction rate securities	$19,400	$—	$(3,178)	$16,222

	December 31, 2007
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

Current:
Auction rate securities	$51,500	$—	$—	$51,500
Money market funds	52	—	—	52

Total	$51,552	$—	$—	$51,552

Non-current:
Auction rate securities	$9,400	$—	$—	$9,400

The Company’s assets measured at fair value on a recurring basis, which are subject to the disclosure requirements of SFAS 157, at December 31, 2008 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Total as of
	Identical Assets	Observable Inputs	Inputs	December 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008

U.S. Treasury bills and notes	$42,750	$—	$—	$42,750
Auction rate securities	—	—	16,222	16,222
Settlement rights for auction rate securities*	—	—	2,818	2,818
Other available-for-sale securities	51,026	—	—	51,026

Total assets measured at fair value	$93,776	$—	$19,040	$112,816

*	included in non-current other assets in the accompanying consolidated balance sheets.

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a valuation method that includes market and income approaches during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s valuation hierarchy at the time of the Company’s initial adoption of SFAS 157 at January 1, 2008. The Level 2 securities consist of the auction rate securities that were redeemed at par during 2008. The following table presents the Company’s assets measured at fair value on a

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

recurring basis using significant observable inputs (Level 2) and significant unobservable inputs (Level 3) as defined in SFAS 157 during the year ended December 31, 2008:

Auction Rate
(In thousands)	Securities

Balance at January 1, 2008	$9,400
Transfers to Level 2	(3,900)
Transfers to Level 3	51,500
Total gains (losses) (realized or unrealized) included in earnings	(3,178)
Purchases	5,100
Settlements	(42,700)

Balance at December 31, 2008	$16,222

As a result of reclassification of the investment in auction rate securities from available-for-sale securities to trading securities, the Company transferred $3.2 million of the unrealized loss on investments in auction rate securities from accumulated other comprehensive loss to other expense, net in the consolidated statements of operations and comprehensive income.

5.	Property and Equipment

Property and equipment consists of the following as of:

	December 31,
(In thousands)	2008	2007

Computer and office machines	$1,494	$1,036
Furniture and fixtures	348	348
Leasehold improvements	1,282	1,270

Total cost	3,124	2,654
Less: accumulated depreciation and amortization	(849)	(389)

	$2,275	$2,265

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $450,000, $251,000 and $69,000, respectively.

The leasehold improvements as of December 31, 2008 are related to tenant improvements to the Company’s headquarters in Bethesda, Maryland, to which the Company relocated in July 2007.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Accrued Expenses

Accrued expenses consist of the following as of:

	December 31,
(In thousands)	2008	2007

Research and development costs	$7,086	$4,422
Employee compensation	1,748	1,867
Selling and marketing costs	346	384
Legal service fees	322	226
Product royalty liability — related party	—	1,536
Other accrued expenses	262	295

	$9,764	$8,730

7.	Other Liabilities

Other liabilities consist of the following as of:

	December 31,
(In thousands)	2008	2007

Deferred leasehold incentive	$962	$1,080
Deferred rent expense	468	397
Lease loss liability	176	286
Other liabilities	541	5

	$2,147	$1,768

In July 2007, the Company relocated to new offices (Note 8). Under the terms of the new lease, the Company received $1.1 million in associated leasehold incentives in the form of reimbursements for leasehold improvement expenditures. The Company recorded a liability for the cash incentives and is amortizing these incentives as reductions of rental expense over the term of the lease, which expires in February 2017, using the straight-line method.

8.	Commitments

Operating Leases

The Company leases office space in the United States, United Kingdom and Japan under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, which do not include future sublease receipts of $249,000, are as follows as of December 31, 2008:

(In thousands)

2009	1,537
2010	1,051
2011	938
2012	963
2013	992
2014 and thereafter	3,297

Total minimum lease payments	$8,778

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Rent expense for all operating leases was $1.2 million, $1.1 million and $572,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company is party to a non-cancelable operating lease agreement for office space in the United States, which expires in November 2009. The Company vacated these premises in July 2007 to relocate to its new leased facility. According to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the Company shall be recognized and measured when the Company ceases using the right conveyed by the lease, reduced by estimated sublease rentals that could be reasonably obtained. In accordance with SFAS 146, the Company recorded non-cash charges relating to the abandonment of its former office of approximately $432,000 during the year ended December 31, 2007. This is reflected in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income.

Research and Development Costs

The Company routinely enters into agreements with third-party CROs to oversee clinical research and development studies provided on an outsourced basis and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs under these agreements as of December 31, 2008 were approximately $11.8 million.

9.	Related Party Transactions

R-Tech Ueno, Ltd.

On March 7, 2003, the Company entered into an exclusive supply agreement with R-Tech. This agreement grants R-Tech the exclusive right to manufacture and supply RUG-015, a prostone compound, and lubiprostone in the United States and Canada, and in consideration for such right R-Tech agreed to pay the Company as follows: $1.0 million upon execution of the agreement, $2.0 million upon commencement of a first phase 2 lubiprostone trial, $3.0 million upon commencement of a first phase 2 RUG-015 trial and $2.0 million upon commencement of the earlier of a second phase 2 or a first phase 3 RUG-015 trial. Upon execution of the agreement, the Company had already commenced phase 2 clinical trials for RUG-015 and lubiprostone, which resulted in an immediate payment of $6.0 million — $1.0 million for the agreement execution, $2.0 million for the commencement of the first phase 2 lubiprostone trial, and $3.0 million for the commencement of the first phase 2 RUG-015 trial. The Company evaluated the $6.0 million in cash receipts from R-Tech and determined the payments were made for the exclusive right to supply inventory to the Company and determined that the amounts should be deferred until commercialization of the drugs begins since this is the point at which the underlying services would commence. Management also was unable to adequately assign value between the two compounds based on the information available to the Company and determined that the full $6.0 million deferred amount would be amortized over the contractual life of the relationship which was equivalent to the estimated commercialization periods of both RUG-015 and lubiprostone (estimated to be through December 2020).

During the year ended December 31, 2005, the Company ceased the development of RUG-015 due to less than satisfactory phase 2 results and the Company’s Board of Directors approved the Company’s decision to discontinue the development of RUG-015. In addition to the Company’s Board of Directors, R-Tech also formally approved the abandonment of RUG-015, which was a requirement in the supply agreement terms. Because the Company was unable to assign value to the compounds at the time the agreement was executed and the $6.0 million was received from R-Tech, the full $6.0 million remained deferred at the abandonment of RUG-015.

The abandonment of RUG-015 changed the amortization period of the $6.0 million deferred revenue to the commercialization period of Amitiza, which began April 2006. The Company has recognized revenue of $419,000 for the years ended December 31, 2008 and 2007, which is recorded as contract revenue — related parties. During the years ended December 31, 2008, 2007 and 2006, Sucampo purchased from R-Tech $58,000, $1.6 million and

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

$608,000, respectively, of clinical supplies under the terms of this agreement. Commercial supplies of Amitiza in the United States are subject to a three-party agreement among the Company, RTU and Takeda and are not reflected in the Company’s financial statements (Note 10).

On June 24, 2005, the Company entered into a 20-year exclusive manufacturing and supply agreement with R-Tech to manufacture and supply lubiprostone for clinical and commercial supplies within Europe. In consideration of the exclusive rights, R-Tech paid the Company $2.0 million prior to the execution of the agreement on March 31, 2005. Management has determined that the amount should be deferred until such time as the commercial benefit to R-Tech can be realized. As lubiprostone has not been approved within Europe, the $2.0 million has been recorded as non-current deferred revenue as of December 31, 2008 and 2007. During the year ended December 31, 2007, Sucampo Europe purchased from R-Tech $336,000 million of clinical supplies under the terms of this agreement. There were no such clinical supply purchases in 2008 or 2006.

On September 7, 2006, the Company’s Board of Directors approved an agreement which amends the exclusive manufacturing agreement with R-Tech. This agreement allows the Company to elect a back-up supplier for the supply of drug substance and drug product. In addition, the agreement provides that R-Tech shall maintain at least a six-month inventory of drug substance and at least a six-month inventory of intermediate drug product. Sucampo had no clinical supply purchases from a back-up supplier in 2008, 2007 or 2006.

On October 4, 2006, the Company entered into a two-year exclusive clinical manufacturing and supply agreement with R-Tech for two of its drug compounds, cobiprostone and SPI-017. Under the terms of this agreement, R-Tech agreed to manufacture and supply the necessary drug substance and drug product for the purpose of clinical development. Pricing for clinical supplies will be determined on a batch-by-batch basis and shall not exceed a certain mark-up percentage. Unless this agreement is terminated by mutual written consent within 90 days of expiration, it will automatically be renewed for an additional two years. During the years ended December 31, 2008, 2007 and 2006, Sucampo purchased from R-Tech $1.9 million, $1.8 million and $0.5 million, respectively, of clinical supplies under the terms of this agreement.

In February 2009, the Company entered into an Exclusive Manufacturing and Supply Agreement with R-Tech under which the Company granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet its commercial and clinical requirements in Asia, Australia and New Zealand. In consideration, R-Tech made an up-front payment of $250,000 and is obligated to make milestone payments of $500,000 upon regulatory approval of lubiprostone in Japan and $250,000 upon the commercial launch in Japan. In addition, R-Tech is required to maintain at least a six-month supply of lubiprostone and a three-month supply of the active ingredient used in manufacturing lubiprostone as a backup inventory.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

prostone compounds prior to the date which is the later of June 30, 2011 or the date on which the founders cease to control the Company. All compounds assigned to SAG under this agreement will be immediately licensed back to the Company on an exclusive basis.

In consideration of the license, the Company is required to make milestone and royalty payments to SAG. The milestone payments include:

•	a payment of $500,000 upon the initiation of the first phase 2 clinical trial for each compound in each of three territories covered by the license: North, Central and South America (including the Caribbean), Asia and the rest of the world; and

•	a payment of $1.0 million for the first NDA filing or comparable foreign regulatory filing for each compound in each of the same three territories.

Upon payment of the above milestones, no further payments will be required either for new indications or formulations or for further regulatory filings for the same compound in additional countries within the same territory. In addition, the Company is required to pay SAG 5% of any up-front or milestone payments that are received from sublicensees.

In addition, the Company is required to pay SAG, on a country-by-country basis, ongoing patent royalties as follows:

•	In the case of products covered by patents existing at the time of our initial public offering in 2007, or pre-IPO patents, a royalty of 2.2% of net sales in the case of sales of Amitiza in North, Central and South America, including the Caribbean, and Asia, Australia and New Zealand; and 4.5% of net sales in the case of sales of Amitiza in other territories or sales of other compounds. These royalties are payable until the last pre-IPO patent covering each relevant compound in the relevant country has expired.

•	After the expiration of all pre-IPO patents, in the case of products covered by new patents or improvement patents that were granted after our initial public offering, or post-IPO patents, a royalty of 1.1% of net sales in the case of sales of Amitiza in North, Central and South America, including the Caribbean, and Asia, Australia and New Zealand; and 2.25% of net sales in the case of sales of Amitiza in other territories or sales of other compounds. These royalties are payable until the last post-IPO patent covering each relevant compound has expired.

In addition, the Company is required to pay Sucampo AG, on a country-by-country basis, a know-how royalty of 1% of net sales in the case of sales of Amitiza in North, Central and South America, including the Caribbean, and Asia, Australia and New Zealand; and 2% of net sales in the case of sales of Amitiza in other territories or sales of other compounds, until the fifteenth anniversary of the first sale of the respective compound.

The product royalties that the Company pays to SAG are based on total product net sales, whether by the Company or a sublicensee, and not on amounts actually received by the Company. The Company expensed $6.0 million, $4.9 million and $1.2 million in product royalties to SAG during the years ended December 31, 2008, 2007 and 2006, respectively, reflecting 3.2% of Amitiza net sales during each of these years, which was recorded as product royalties — related parties in the consolidated statements of operations and comprehensive income.

During the year ended December 31, 2006 the Company paid SAG $1.1 million of non-refundable upfront payments for the initial SPI-017 license which was recorded as a research and development expense.

During the year ended December 31, 2006, the Company paid SAG milestone royalty payments of $1.0 million and $250,000 upon receiving a $20.0 million development milestone payment from Takeda for the FDA approval of Amitiza for chronic idiopathic constipation. During the year ended December 31, 2007, the Company paid SAG $1.5 million upon receiving a $30.0 million development milestone payment from Takeda for the supplemental NDA (sNDA) for irritable bowel syndrome with constipation and $500,000 upon the initiation of the first phase 2b dose-ranging study in Japan. During the year ended December 31, 2008, the Company paid SAG $2.5 million upon

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

receiving a $50.0 million development milestone payment from Takeda as a result of FDA’s approval of the sNDA for irritable bowel syndrome with constipation in women 18 years of age and older and $1.0 million upon the submission of the Marketing Authorization Application for lubiprostone, 24 micrograms, for the indication of chronic idiopathic constipation in adults in Europe. These milestone royalty payments to SAG were expensed in the respective period as milestone royalties — related parties in the consolidated statements of operations and comprehensive income.

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

The following table summarizes the cash streams and related collaboration and research and development revenue recognized under the Takeda Agreement and the Supplemental Agreement, which are described in more detail below:

	Cash Received						Accounts	Amount
	through	Revenue Recognized for the Year Ended					Receivable at	Deferred at
	December 31,	December 31,					December 31,	December 31,
(In thousands)	2008	2004	2005	2006	2007	2008	2008*	2008

Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees with Takeda	$2,375	$23	$147	$147	$147	$147	$—	$1,764

Research and development revenue:
Up-front payment — remainder	$17,624	$1,356	$8,134	$6,157	$1,977	$—	$—	$—
Development milestones	130,000	—	16,154	28,237	35,609	50,000	—	—
Reimbursement of research and development expenses	82,577	1,482	14,672	11,988	21,793	22,293	4,406	14,755

Total	$230,201	$2,838	$38,960	$46,382	$59,379	$72,293	$4,406	$14,755

*	Includes billed and unbilled accounts receivable.

Upon execution of the Takeda Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company relating to research and development revenue:

•	Upon receipt of the $20.0 million up-front payment, the Company deferred approximately $2.4 million to be recognized using the time-based model over the performance period of the participation in various joint committee meetings. The Company expects its participation on all committees to continue throughout the term of the Takeda Agreement, except for the Joint Development Committee, which continued until June 2007 when the development work was completed. During each of the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $147,000 of this deferred amount as collaboration revenue on the consolidated statements of operations and comprehensive income. The related deferred revenue as of December 31, 2008 and 2007 was approximately $1.8 million and $1.9 million, respectively.

•	The Company granted Takeda an exclusive license of lubiprostone to co-develop, commercialize, and sell products for gastroenterology indications in the United States and Canada. There are no defined contractual cash flows within the Takeda Agreement for the grant of this license, but the Company did receive a non-refundable up-front payment of $20.0 million upon executing the Takeda Agreement. The license was granted to Takeda on October 29, 2004 and will expire when the Takeda Agreement expires or is terminated. After the commercial launch in 2006, Takeda has paid the Company pre-determined royalties on net revenues on a quarterly basis for the products sold by Takeda during the term of the Takeda Agreement. The level of royalties is tiered based on the net sales recognized by Takeda. The Company has recorded product

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

royalty revenue of approximately $34.4 million, $27.5 million and $6.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. This revenue is recorded as product royalty revenue in the consolidated statements of operations and comprehensive income.

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

The Company initially deferred the residual amount of the $20.0 million up-front payment totaling approximately $17.6 million, development milestone payments received totaling $50.0 million, and reimbursement of the initial $30.0 million of research and development costs for the development of Amitiza for chronic idiopathic constipation and irritable bowel syndrome with constipation indications. These deferred amounts were applied towards the unit of accounting that combines the participation in the Joint Development Committee and the development of chronic idiopathic constipation and irritable bowel syndrome with constipation and was recognized over the performance period of developing the chronic idiopathic constipation and irritable bowel syndrome with constipation NDA submissions. The Company completed the development of the chronic idiopathic constipation and irritable bowel syndrome with constipation in June 2007 and filed a supplemental NDA (sNDA) for irritable bowel syndrome with constipation. This was the culmination of the performance period. In June 2007, the Company also recognized as revenue, in full, $30.0 million from Takeda upon the filing of the sNDA for Amitiza to treat irritable bowel syndrome with constipation. The Company received a $50.0 million development milestone from Takeda as a result of the FDA’s approval on April 29, 2008 of the sNDA for irritable bowel syndrome with constipation in adult women and recognized the payment as research and development revenue during the year ended December 31, 2008.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

performance period will not exceed the term of the Supplemental Agreement. The Company began work on a phase IV study for chronic idiopathic constipation in August 2006.

The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting. As a result of the Company and Takeda agreeing to perform and fund these studies simultaneously, the Company determined that there is no objective and reliable evidence to determine the fair value for each of the studies. Accordingly, the Company has combined these three required deliverables as a single unit of accounting. All cash payments from Takeda related to these three deliverables are deferred upon receipt and recognized over the estimated performance period to complete the three studies using the time-based model. The estimated completion date is December 2009. During the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $22.3 million, $18.3 million and $1.1 million related to these three deliverables as research and development revenue in the consolidated statements of operations and comprehensive income, respectively.

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

Upon execution of the Supplemental Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, under the Supplemental Agreement:

•	The Company is obligated to co-promote Amitiza with Takeda by employing a sales force of approximately 38 representatives to supplement Takeda’s sales activities. Takeda is obligated to reimburse the Company a specified amount per day per sales force representative, but such reimbursements shall not exceed certain pre-defined amounts. The term of this reimbursement arrangement ceases five years following the first date that the Company deployed sales representatives, which was in April 2006. The Company has recognized approximately $4.8 million, $4.3 million and $3.4 million of revenues for the years ended December 31, 2008, 2007 and 2006, respectively, reflecting these co-promotion reimbursements, which is recorded as co-promotion revenue in the consolidated statements of operations and comprehensive income.

•	The Company was obligated to perform miscellaneous marketing activities for Amitiza, the majority of which would be reimbursed by Takeda. The miscellaneous marketing activities were completed in the first quarter of 2007. The Company has recorded $1,000, $158,000 and $779,000 of reimbursements of miscellaneous costs for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are recorded as co-promotion revenue in the consolidated statements of operations and comprehensive income.

The Company views the deliverables under the Supplemental Agreement as economically independent of those in the original Takeda Agreement.

The Company has assessed these required deliverables under the guidance of EITF 00-21 to determine which deliverables are considered separate units of accounting. The Company was able to determine that its sales force and miscellaneous marketing activities are treated as separate units of accounting. The Company is recognizing the cost reimbursements received for these deliverables as co-promotion revenues when services are performed and the reimbursement payments are due under the Supplemental Agreement.

11.	Stockholders’ Equity

Capital Structure

The class A common stock is entitled to one vote per share and, with respect to the election of directors, votes as a separate class and is entitled to elect that number of directors which constitutes ten percent of the total

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Stock Repurchase

On December 9, 2008, the Company’s Board of Directors authorized and approved a stock repurchase program, under which the Company may use up to $10 million to purchase shares of its Class A common stock from time to time in open-market transactions, depending on market conditions and other factors. As of December 31, 2008, the Company had not made any repurchases of stock.

Stock Option Plan

On February 15, 2001, the Company adopted the 2001 Stock Incentive Plan (the 2001 Incentive Plan) in order to provide common stock incentives to certain eligible employees, officers and directors, consultants and advisors of the Company. The Board of Directors administers the 2001 Incentive Plan and has sole discretion to grant options. Prior to the Company’s initial public offering, the exercise price of each option granted under the 2001 Incentive Plan was determined by the Board of Directors and was to be no less than 100% of the fair market value of the Company’s common stock on the date of grant. Determinations of fair market value of the class A common stock under the 2001 Incentive Plan was made in accordance with methods and procedures established by the Board of Directors prior to the Company’s initial public offering. On September 1, 2003, the Board of Directors amended the 2001 Incentive Plan to allow for a maximum of 8,500,000 shares of class A common stock to be issued under all awards, including incentive stock options under the 2001 Incentive Plan. In 2006, the board of directors determined no further options would be granted under this plan.

On June 5, 2006, the Company’s Board of Directors approved a 2006 Stock Incentive Plan (the 2006 Incentive Plan) and reserved 8,500,000 shares of class A common stock for issuance under that plan. At December 31, 2008, a total of 8,225,000 shares were available for future grants under the 2006 Incentive Plan. Option awards under the 2006 Incentive Plan are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant and they generally vest over four years and have ten-year contractual terms.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

determine. The Board of Directors also determined that the amount of the increase in the shares available for issuance under the 2006 Incentive Plan as of January 1, 2008, pursuant to the “evergreen” provision, would be zero.

When an option is exercised, the Company issues a new share of class A common stock.

A summary of the employee stock option activity for the year ended December 31, 2008 under the Company’s 2001 Incentive Plan is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
(In thousands, except share and per share data)

Options outstanding, December 31, 2007	640,900	$10.24
Options exercised	(51,880)	10.00
Options forfeited	(36,550)	10.00
Options expired	(96,870)	10.00

Options outstanding, December 31, 2008	455,600	10.34	5.65	$—

Options exercisable, December 31, 2008	442,425	10.35	5.60	$—

A summary of the employee stock option activity for the year ended December 31, 2008 under the Company’s 2006 Incentive Plan is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
(In thousands, except share and per share data)

Options outstanding, December 31, 2007	267,500	$14.44
Options granted	44,000	10.57
Options forfeited	(23,250)	14.12
Options expired	(13,250)	14.12

Options outstanding, December 31, 2008	275,000	13.86	7.00	$—

Options exercisable, December 31, 2008	116,500	14.49	7.66	$—

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $5.88, $7.19 and $6.41, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2006 were $95,000 and $83,000, respectively. There was no intrinsic value of options exercised during December 31, 2007. As of December 31, 2008, approximately $1.0 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.15 years.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the non-employee stock option activity for the year ended December 31, 2008 under the Company’s 2001 Incentive Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (Years)	Value
(In thousands, except share and per share data)

Options outstanding, December 31, 2007	510,000	$5.85
Options exercised	(60,000)	5.85

Options outstanding, December 31, 2008	450,000	5.85	6.33	$—

Options exercisable, December 31, 2008	450,000	5.85	6.33	$—

Employee Stock Purchase Plan

On June 5, 2006, the Company’s Board of Directors approved a 2006 Employee Stock Purchase Plan (ESPP) and reserved 4,250,000 shares of class A common stock for issuance under the ESPP. As of year ended December 31, 2008, the Board has approved 500,000 shares of class A common stock for the ESPP, intended to qualify as an “Employee Stock Purchase Plan” as defined in Section 423 of the Internal Revenue Code of 1986. Under this plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation during the plan period. In accordance with SFAS No. 123R, this plan is non-compensatory. The purchase price per share is 95% of market price at the end of each plan period which is generally three months. A total of 1,451 shares of common stock were purchased under the ESPP during the year ended December 31, 2008. Cash received upon purchase of shares under the ESPP during 2008 was $7,926. There were no shares issued under the ESPP during the years ended December 31, 2007 and 2006.

12.	Income Taxes

The provision (benefit) for income taxes consists of the following for the three years ended December 31:

	Year Ended December 31,
	2008	2007	2006
(In thousands)

Current tax provision (benefit):
Federal	$9,903	$2,900	$(715)
State	2,661	671	(261)

Total current tax provision (benefit)	12,564	3,571	(976)
Deferred provision (benefit):
Federal	(3,450)	3,821	(4,182)
State	(951)	441	261

Total deferred provision (benefit)	(4,401)	4,262	(3,921)

Total income tax provision (benefit)	$8,163	$7,833	$(4,897)

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets, net, consist of the following as of December 31:

	2008	2007
(In thousands)

Deferred tax assets:
Foreign net operating loss carryforwards	$5,304	$1,892
Deferred revenue	2,999	3,345
General business credit carryforwards	—	3,086
Accrued expenses	765	1,102
Tax benefits on stock options	1,654	2,069
Other	212	—

Gross deferred tax assets	10,934	11,494
Deferred tax liabilities:
Property and equipment	(195)	(42)
Other	(51)	—

Gross deferred tax liabilities	(246)	(42)
Less: valuation allowance	(5,699)	(10,813)

Net deferred tax assets	$4,989	$639

The Company continued to assess its ability to realize certain deferred tax assets in the three years ended December 31, 2008. During 2008, the Company performed an analysis of future projections due to significant milestone and royalty revenues that resulted in increased profitability in 2008 and the expectation of profitability beyond 2008. As a result of this analysis, the Company reversed an additional $8.4 million of valuation allowance on its U.S. deferred tax assets in 2008. The net deferred tax asset as of December 31, 2008 and 2007 represents the amount the Company believes is more likely than not to be utilized.

The provision (benefit) for income taxes vary from the income taxes provided based on the federal statutory rate of 35%, 35% and 34% as follows for the three years ended December 31:

	Year Ended December 31,
	2008	2007	2006
(In thousands)

Federal tax provision at statutory rate	35.0%	35.0%	34.0%
State taxes, net of federal tax benefit	5.6	4.7	2.3
General business credits	(0.8)	(2.6)	(2.6)
Changes in valuation allowance	(15.6)	4.2	(69.6)
Adjustment to net operating loss carryforward	—	—	(0.1)
Changes in other tax matters	0.5	(4.0)	7.0

Total effective tax rate	24.7%	37.3%	(29.0)%

At December 31, 2008 and 2007, the Company had foreign net operating loss carry forwards (NOLs) of $14.4 million and $5.4 million, respectively. Approximately $9.8 million of the foreign NOLs begin to expire in December 2011, and $4.6 million of the foreign NOLs do not expire. At December 31, 2007, the Company had U.S. general business credits of $3.1 million. There were no U.S. general business credits as of December 31, 2008.

As of December 31, 2008 and 2007, the Company had a valuation allowance on its deferred tax assets of $5.7 million and $10.8 million, respectively. The decrease in the valuation allowance of $5.1 million was due

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

primarily to a reversal of valuation allowance on the US deferred tax assets offset by an increase in foreign deferred tax assets related to NOLs that are not “more likely than not” to be utilized.

Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the remaining deferred tax assets could cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance was required as of December 31, 2008 and 2007. The valuation allowance at December 31, 2008 relates to deferred tax assets in the foreign jurisdictions. The Company will continue to evaluate its valuation allowance position in each jurisdiction on a regular basis. To the extent that the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset the Company’s future tax provision.

The Company has recorded a non-current income tax liability of $517,000 for uncertain tax positions as of December 31, 2008. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our consolidated financial statements, and are reflected in other liabilities in the accompanying consolidated balance sheets. The liability for uncertain tax positions as of December 31, 2008 mainly pertains to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.

The Company is still open to examination from 2005 forward, although research and experimentation tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities. The Company is currently under examination by the tax authorities in the US for the years ended December 31, 2005, 2006 and 2007.

13.	Segment Reporting

The Company has determined that it has three reportable geographic segments based on the Company’s method of internal reporting, which disaggregates the business by geographic location. These segments are the United States, Europe and Japan. The Company evaluates performance of these segments based on income (loss) from operations, as well as other factors, including the progress of its research and development activities. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of intercompany loans and the provision of research and development services. Following is a summary of financial information by reportable geographic segment.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

				Intercompany
	United States	Europe	Japan	Eliminations	Consolidated
(In thousands)

Year Ended December 31, 2008
Research and development revenue	$72,293	$—	$—	$—	$72,293
Product royalty revenue	34,438	—	—	—	34,438
Co-promotion revenue	4,826	—	—	—	4,826
Contract revenue and collaboration revenue	566	—	840	(840)	566

Total revenues	112,123	—	840	(840)	112,123
Depreciation and amortization	437	3	10	—	450
Other operating expenses	71,811	3,496	6,135	(840)	80,602

Income (loss) from operations	39,875	(3,499)	(5,305)	—	31,071
Interest income	2,559	6	5	(128)	2,442
Other non-operating (expense) income, net	(398)	12	(141)	128	(399)

Income (loss) before income taxes	$42,036	$(3,481)	$(5,441)	$—	$33,114

Capital expenditures	$389	$42	$20	$—	$451

Year Ended December 31, 2007
Research and development revenue	$59,379	$—	$—	$—	$59,379
Product royalty revenue	27,536	—	—	—	27,536
Co-promotion revenue	4,411	—	—	—	4,411
Contract revenue and collaboration revenue	565	—	840	(840)	565

Total revenues	91,891	—	840	(840)	91,891
Depreciation and amortization	239	2	10	—	251
Other operating expenses	69,971	1,125	2,985	(848)	73,233

Income (loss) from operations	21,681	(1,127)	(2,155)	8	18,407
Interest income	2,618	1	7	(161)	2,465
Other non-operating (expense) income, net	(72)	254	(184)	153	151

Income (loss) before income taxes	$24,227	$(872)	$(2,332)	$—	$21,023

Capital expenditures	$2,231	$—	$—	$—	$2,231

Year Ended December 31, 2006
Research and development revenue	$46,382	$—	$—	$—	$46,382
Product royalty revenue	6,590	—	—	—	6,590
Co-promotion revenue	4,243	—	—	—	4,243
Contract revenue and collaboration revenue	461	1,500	161	(71)	2,051

Total revenues	57,676	1,500	161	(71)	59,266
Depreciation and amortization	59	2	8	—	69
Other operating expenses	43,643	518	343	(70)	44,434

Income (loss) from operations	13,974	980	(190)	(1)	14,763
Interest income	2,035	2	4	(65)	1,976
Other non-operating income (expense), net	11	(48)	134	68	165

Income (loss) before income taxes	$16,020	$934	$(52)	$2	$16,904

Capital expenditures	$196	$—	$40	$—	$236

As of December 31, 2008
Property and equipment, net	$2,134	$39	$102	$—	$2,275

Identifiable assets	$163,660	$568	$4,469	$(17,903)	$150,794

As of December 31, 2007
Property and equipment, net	$2,182	$—	$83	$—	$2,265

Identifiable assets	$114,490	$2,381	$1,987	$(8,831)	$110,027

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

14.	Subsequent Events

In February 2009, the Company entered into a license and commercialization agreement with Abbott Japan Co. Ltd. for Amitiza in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone in Japan for the treatment of chronic idiopathic constipation (CIC) and received the right of first refusal to any additional indications for which lubiprostone is developed in Japan. Abbott will be responsible for all commercialization expenses and efforts. The Company received an upfront payment of $10 million and could receive additional milestone payments based on achieving specified development and commercialization goals. The Company will continue to lead the development of, and regulatory activity for, lubiprostone in Japan and will continue to be responsible for the costs of lubiprostone development. Following marketing authorization and pricing approval, Abbott would purchase finished product from the Company for distribution in Japan. The Company also will retain the right to co-promote lubiprostone in Japan.

In February 2009, the Company entered into an Exclusive Manufacturing and Supply Agreement with R-Tech under which the Company granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet the Company’s commercial and clinical requirements in Asia, Australia and New Zealand. In consideration, R-Tech will make an up-front payment of $250,000 and will be obligated to make milestone payments of $500,000 upon regulatory approval of lubiprostone in Japan and $250,000 upon the commercial launch in Japan. In addition, R-Tech is required to maintain at least a six-month supply of lubiprostone and a three-month supply of the active ingredient used in manufacturing lubiprostone as a backup inventory.

In February 2009, the Company entered into an addendum to the Amended and Restated Patent Access Agreement originally entered into between the Company and Sucampo AG on June 30, 2006. Under the Addendum, the patent and know-how royalties Sucampo Japan is obligated to pay to Sucampo AG are reduced with respect to sales of lubiprostone in Asia, Australia and New Zealand as follows:

•	the patent royalty on net sales, due until the expiration of the last patent covering lubiprostone that existed at the time of the Company’s initial public offering, is reduced from 4.5% to 2.2%;

•	the patent royalty on net sales, due thereafter until all other patents covering lubiprostone have expired in the relevant country, is reduced from 2.25% to 1.1%; and

•	the know-how royalty on net sales, due until the fifteenth anniversary of the first commercial sale of lubiprostone, is reduced from 2.0% to 1.0%.

15.	Quarterly Financial Data (unaudited)

	2008 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31

Total revenues	$16,374	$14,481	$67,714	$13,554
(Loss) income from operations	$(2,230)	$(4,811)	$43,901	$(5,789)
Net (loss) income	$(3,004)	$(2,426)	$29,876	$505
Net (loss) income per share:
Basic	$(0.07)	$(0.06)	$0.72	$0.01

Diluted	$(0.07)	$(0.06)	$0.71	$0.01

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements — (Continued)

	2007 Quarters Ended
	December 31	September 30	June 30	March 31

Total revenues	$17,145	$12,852	$48,934	$12,960
Loss (income) from operations	$(2,115)	$(875)	$20,859	$538
Net (loss) income	$(735)	$(474)	$13,883	$516
Net (loss) income per share:
Basic	$(0.02)	$(0.01)	$0.40	$0.01

Diluted	$(0.02)	$(0.01)	$0.39	$0.01

Net (loss) income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net (loss) income per share information may not equal annual net income (loss) per share.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to					Balance at
	Beginning	Costs and					End
(In thousands)	of Year	Expenses		Deductions		Other	of Year

Valuation allowance for deferred tax assets:
2006	$21,459	$—		$(11,608	)(a)	$—	$9,851
2007	9,851	1,166	(b)	(204	)(c)	—	10,813
2008	10,813	3,262	(b)	(8,376	)(d)	—	5,699

(a)	The 2006 decrease in valuation allowance for deferred tax assets reflects primarily the Company’s utilization of the deferred tax assets of $6.7 million and a decrease in valuation allowance for deferred tax assets of $4.9 million resulting from a change in management’s judgment related to estimated future taxable income in the United States.

(b)	In 2008 and 2007, the increase in valuation allowance is primarily associated with certain foreign net operating losses. This increase in the valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not likely to fully realize these deferred tax assets.

(c)	In 2007, the decrease in valuation allowance for deferred tax assets reflects the change in management’s judgment related to estimated future taxable income in the United States.

(d)	In 2008, the decrease in the valuation allowance is primarily associated with release of allowance largely due to the receipt of a $50.0 million development milestone and the increase in projected revenues.

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Reorganization	Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 29, 2009)
3.1		Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2009)
3.2		Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2009)
3.3		Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2009)
4.1		Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)
10	.1ˆ	Amended and Restated 2001 Stock Incentive Plan	Exhibit 10.1 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.2ˆ	Amended and Restated 2006 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)
10	.3ˆ	2006 Employee Stock Purchase Plan	Exhibit 10.3 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.4ˆ	Form of Incentive Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.5ˆ	Form of Nonstatutory Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.5 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.6ˆ	Form of Restricted Stock Agreement for 2006 Stock Incentive Plan	Exhibit 10.6 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.7ˆ	Non-employee Director Compensation Summary	Exhibit 10.7 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10	.8ˆ	Employment Agreement, dated June 16, 2006, between the Company and Ryuji Ueno	Exhibit 10.9 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10	.9ˆ	Form of Executive Employment Agreement	Exhibit 10.10 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.10		Indemnification Agreement, dated May 26, 2004, between the Company and Sachiko Kuno	Exhibit 10.11 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.11		Indemnification Agreement, dated May 26, 2004, between the Company and Ryuji Ueno	Exhibit 10.12 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.12		Indemnification Agreement, dated May 26, 2004, between the Company and Michael Jeffries	Exhibit 10.13 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.13		Indemnification Agreement, dated May 26, 2004, between the Company and Hidetoshi Mine	Exhibit 10.14 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.14		Form of Investor Rights Agreement	Exhibit 10.16 to Registration Statement No. 333-135133, (filed June 19, 2006)

Exhibit
Number		Description	Reference

10.15		Lease Agreement, dated September 16, 1998, between the Company and Plaza West Limited Partnership, successor in interest to Trizechahn Plaza West Limited Partnership, as amended	Exhibit 10.17 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.16		Sublease Agreement, dated October 26, 2005, between the Company and First Potomac Realty Investment L.P.	Exhibit 10.18 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.17		Amended and Restated Patent Access Agreement, dated June 30, 2006, among the Company, Sucampo Pharma Europe Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.19 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)
10	.18*	Exclusive Manufacturing and Supply Agreement, dated June 23, 2004, between the Company and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.20 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10	.19*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.21 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.20*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.22 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.21*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.23 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.22*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.24 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.23*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.25 to Registration Statement No. 333-135133, (filed June 19, 2006)
10	.24*	Services Agreement, dated February 9, 2006, between the Company and Ventiv Commercial Services, LLC	Exhibit 10.26 to Registration Statement No. 333-135133, (filed June 19, 2006)
10.25		Indemnification Agreement, dated September 7, 2006, between the Company and Timothy Maudlin	Exhibit 10.27 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10.26		Indemnification Agreement, dated September 7, 2006, between the Company and Sue Molina	Exhibit 10.28 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)
10	.27*	Exclusive Manufacturing and Supply Agreement, dated June 24, 2005, between Sucampo Pharma Europe Ltd. and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.29 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)
10	.28*	SPI-8811 and SPI-017 Exclusive Clinical Manufacturing and Supply Agreement, dated October 4, 2006, between the Company and R-Tech Ueno, Ltd.	Exhibit 10.31 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

Exhibit
Number		Description	Reference

10.29		Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	Exhibit 1.29 to the Company’s Annual Report on Form 10-K (filed March 27, 2008)
10	.30ˆ	Amendment to Employment Agreement, dated November 20, 2006, between the Company and Ryuji Ueno	Exhibit 10.35 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)
10.31		Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.36 to Registration Statement No. 333-135133, Amendment No. 6 (filed May 14, 2007)
10	.32ˆ	Employment Agreement, effective June 1, 2007, between the Company and Sachiko Kuno	Exhibit 10.37 to Registration Statement No. 333-135133, Amendment No. 8 (filed July 17, 2007)
10	.33ˆ	Amended Employment Agreement, dated May 12, 2007, between the Company and Mariam E. Morris	Exhibit 10.38 to Registration Statement No. 333-135133, Amendment No. 7 (filed June 25, 2007)
10.34		Indemnification Agreement, dated October 18, 2007, between the Company and Anthony C. Celeste	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)
10	.38ˆ	Amendment, dated December 6, 2007, to Employment Agreement between the Company and Gayle Dolecek	Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10	.40ˆ	Amendment, dated November 26, 2007, to Employment Agreement between the Company and Ryuji Ueno	Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed December 14, 2007)
10.41		Credit Line Agreement, dated March 5, 2008, between the Company and UBS Bank USA	Exhibit 10.41 to the Company’s Annual Report on Form 10-K (filed March 27, 2008)
10.42		Amended and Restated Patent Access Agreement, dated February 18, 2009, among the Company, Sucampo Pharma Europe, Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 19, 2009)
10	.43*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd and Abbott Japan Co. Ltd.	Included herewith
10	.44*	Exclusive Manufacturing and Supply Agreement, dated February 23, 2009, between Sucampo Pharma, Ltd and R-Tech Ueno, Ltd.	Included herewith
10.45		Indemnification Agreement by and between the Company and Andrew J. Ferrara	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 22, 2008)
10.46		Separation Agreement and General Release by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)
10.47		Consulting Agreement by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)
21		Subsidiaries of the Company	Included herewith
23.1		Consent of PricewaterhouseCoopers LLC, Independent Registered Public Accounting Firm	Included herewith
31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

Exhibit
Number	Description	Reference

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

ˆ	Compensatory plan, contract or arrangement.

*	Confidential treatment has been requested for portions of this exhibit.

II-4