Form 10-Q
period 2009-03-31
Sucampo Pharmaceuticals, Inc.
filed 2009-05-11
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of May 1, 2009, there were 15,652,759 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS:

Current assets:
Cash and cash equivalents	$17,797	$11,536
Investments, current	103,257	93,776
Product royalties receivable	8,945	9,725
Unbilled accounts receivable	3,826	4,373
Accounts receivable	249	878
Prepaid and income taxes receivable	1,539	133
Deferred tax assets, net	413	963
Prepaid expenses and other current assets	3,209	3,641

Total current assets	139,235	125,025

Investments, non-current	9,494	16,222
Property and equipment, net	2,272	2,275
Deferred tax assets — noncurrent, net	4,225	4,026
Other assets	873	3,246

Total assets	$156,099	$150,794

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$2,763	$1,433
Accrued expenses	8,910	9,764
Deferred revenue — current	19,053	15,599

Total current liabilities	30,726	26,796

Deferred revenue, net of current portion	11,463	8,061
Other liabilities	2,047	2,147

Total liabilities	44,236	37,004

Commitments (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; $5,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Class A common stock, $0.01 par value; 270,000,000 shares authorized at March 31, 2009 and December 31, 2008; 15,652,759 and 15,651,849 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	156	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2009 and December 31, 2008; 26,191,050 shares issued and outstanding at March 31, 2009 and December 31, 2008	262	262
Additional paid-in capital	98,359	98,243
Accumulated other comprehensive income	86	354
Retained earnings	13,000	14,775

Total stockholders’ equity	111,863	113,790

Total liabilities and stockholders’ equity	$156,099	$150,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Research and development revenue	$5,526	$6,110
Product royalty revenue	8,946	6,080
Co-promotion revenue	896	1,222
Contract and collaboration revenue	146	142

Total revenues	15,514	13,554

Operating expenses:
Research and development	9,965	11,216
General and administrative	3,455	3,167
Selling and marketing	2,512	2,848
Milestone royalties — related parties	500	1,031
Product royalties — related parties	1,590	1,081

Total operating expenses	18,022	19,343

Loss from operations	(2,508)	(5,789)
Non-operating income:
Interest income	312	642
Other income, net	822	12

Total non-operating income, net	1,134	654

Loss before income taxes	(1,374)	(5,135)
Income tax (provision) benefit	(401)	5,640

Net (loss) income	$(1,775)	$505

Net (loss) income per share:
Basic net (loss) income per share	$(0.04)	$0.01

Diluted net (loss) income per share	$(0.04)	$0.01

Weighted average common shares outstanding — basic	41,844	41,733

Weighted average common shares outstanding — diluted	41,844	42,061

Comprehensive (loss) income:
Net (loss) income	$(1,775)	$505
Other comprehensive loss:
Unrealized loss on investments, net of tax effect	(65)	(840)
Foreign currency translation	(203)	330

Comprehensive loss	$(2,043)	$(5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2008	15,651,849	$156	26,191,050	$262	$98,243	$354	$14,775	$113,790
Employee stock option expense	—	—	—	—	111	—	—	111
Stock issued under employee stock purchase plan	910	—	—	—	5	—	—	5
Foreign currency translation	—	—	—	—	—	(203)	—	(203)
Unrealized loss on investments, net of tax effect	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(1,775)	(1,775)

Balance at March 31, 2009	15,652,759	$156	26,191,050	$262	$98,359	$86	$13,000	$111,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,775)	$505
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	122	102
Deferred tax provision (benefit)	394	(5,640)
Stock-based compensation	111	259
Unrealized gain on trading securities	(2,672)	—
Unrealized loss on settlement rights on auction rate securities	2,423	—
Changes in operating assets and liabilities:
Accounts receivable	617	(309)
Unbilled accounts receivable	547	896
Product royalties receivable	780	2,587
Prepaid and income taxes receivable and payable, net	(1,406)	1,803
Accounts payable	1,382	1,413
Accrued expenses	(811)	(1,592)
Deferred revenue	7,245	(318)
Other assets and liabilities, net	348	(86)

Net cash provided by (used in) operating activities	7,305	(380)

Cash flows from investing activities:
Purchases of investments	(77,289)	(45,909)
Proceeds from the sales of investments	47,452	38,325
Maturities of investments	29,504	15,000
Purchases of property and equipment	(127)	(171)

Net cash (used in) provided by investing activities	(460)	7,245

Cash flows from financing activities:
Proceeds from exercise of stock options	—	42
Proceeds from employee stock purchase plan	5	—

Net cash provided by financing activities	5	42

Effect of exchange rates on cash and cash equivalents	(589)	267

Net increase in cash and cash equivalents	6,261	7,174
Cash and cash equivalents at beginning of period	11,536	25,559

Cash and cash equivalents at end of period	$17,797	$32,733

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
     In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration(FDA), for its first product, Amitiza ® (lubiprostone), to treat chronic idiopathic constipation in adults. In April 2008, the Company received a second marketing approval from the FDA for Amitiza to treat irritable bowel syndrome with constipation in adult women. Amitiza is being marketed and developed in the United States and Canada for gastrointestinal indications under a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Takeda). Sucampo is primarily responsible for development activities under the agreement. Sucampo and Takeda initiated commercial sales of Amitiza in the United States for the treatment of chronic idiopathic constipation (CIC) in April 2006 and for the treatment of irritable bowel syndrome with constipation in May 2008 and they are currently developing Amitiza for the treatment of opioid-induced bowel dysfunction (OBD).
     In February 2009, Sucampo entered into a license, commercialization and supply agreement with Abbott Japan Co. Ltd.(Abbott) for Amitiza in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone in Japan for the treatment of CIC and received the right of first refusal to any additional indications for which lubiprostone is developed in Japan. Sucampo is primarily responsible for development activities under the agreement. Abbott is responsible for all commercialization expenses and efforts. The Company has retained the right to co-promote lubiprostone in Japan.
     On April 23, 2009, Sucampo entered into two agreements with R-Tech Ueno Ltd. (R-Tech), a Japanese manufacturing and research and development company that is majority owned by the Company’s founders, to acquire all patents and other intellectual property rights related to Rescula® (unoprostone isopropyl) in the United States and Canada. Although Rescula eye drops were approved by the FDA for the treatment of open-angle glaucoma and ocular hypertension in 2000, Rescula is not currently being marketed in the United States or Canada. Under the terms of the agreements, the Company made an upfront payment of $3.0 million and is required to make up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals.
     The Company’s founders own directly or indirectly the majority holdings in Sucampo as well as in other companies that have significant contractual relationships with Sucampo as described more fully in Note 7. One of the Company’s founders serves as the chairman of the board of directors, chief executive officer and chief scientific officer of the Company and the second founder serves as a director and as executive advisor of international business development.
     The Company’s operations are conducted through its subsidiaries based in the United States, United Kingdom and Japan.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The financial information as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.
     The condensed consolidated financial statements include the accounts of Sucampo and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated accounts.
2. Summary of Significant Accounting Policies

Cash and Cash Equivalents
     For the purpose of the condensed consolidated balance sheets and condensed consolidated statements of cash flows, cash equivalents include all highly liquid investments with an original maturity of 90 days or less at the time of purchase.
Current and Non-current Investments
     Current and non-current investments consist primarily of U.S. Treasury bills and notes, municipal bonds and auction rate securities (ARS). The Company classifies its investments into current and non-current based on their maturities and management’s reasonable expectation to realize these investments in cash. These investments are accounted for under the guidance of Statements of Financial Accounting Standards (SFAS) No.115, Accounting for Certain Investments in Debt and Equity Securities. Investments in U.S. Treasury bills, notes and municipal bonds are classified as available for sale securities and unrealized gains or losses, net of related tax effects, are reported in other comprehensive income. Pursuant to the Company’s acceptance of settlement rights for its investments in ARS in October 2008, the Company classifies its investments in ARS as trading securities and records gains or losses resulting from the changes in fair values of its ARS and related settlement rights in other income, net. The fair value of the settlement rights related to ARS is recorded as non-current other assets. The fair value of the settlement rights has been derived from the par value of the Company’s investment in ARS and the fair value of ARS as of the recognition date, since the settlement rights obligate the broker to redeem the ARS at par value.
Fair Value
     The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities, independent valuations or internal assessments. As of March 31, 2009 there was no material impact on condensed consolidated financial statements upon adoption of SFAS No.157, Fair Value Measurements (SFAS 157) for non-financial assets and liabilities.
Revenue Recognition
     The Company’s primary sources of revenue are derived from collaboration and license agreements and include up-front payments, development milestone payments, reimbursements of development and co-promotion costs and product royalties. The Company recognizes revenue from these sources in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19), and EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21).
     The Company evaluated the multiple deliverables within the collaboration and license agreements in accordance with the provisions of EITF 00-21 to determine whether the delivered elements that are the obligation of the Company have value to other parties to the agreement on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting. The Company’s deliverables under the Abbott and Takeda agreements are more fully described in Note 8.
     The Company applies a time-based model of revenue recognition for cash flows associated with research and development deliverables under the Takeda collaboration and license agreement. Under this model, cash flow streams related to each unit of accounting are recognized as revenue over the estimated performance period. Upon receipt of cash payments, revenue is recognized to the extent the accumulated service time, if any, has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Revenue is limited to amounts that are nonrefundable and that the other party to the agreement is contractually obligated to pay to the Company.
     The Company applies a proportional-performance model using the percentage-of-completion method of revenue recognition for cash flows associated with research and development deliverables under the Abbott license, commercialization and supply agreement. Since the Company has previous research and development experience and the expected cost to complete the development can be reasonably estimated, the Company believes a proportional-performance methodology of revenue recognition is appropriate. Under this method, revenue in any period is recognized as a percentage of the actual cost expended in that period relative to the total estimated costs required to satisfy the performance obligations under the arrangement related to the development. Revenue recognized is limited to the amounts that are non-refundable and that the other party to the agreement is contractually obligated to pay to the Company.
     The Company recognizes reimbursable research and development costs under the Takeda agreement as research and development revenue using a time-based model over the estimated performance period. The research and development revenue for these obligations is limited to the lesser of the actual reimbursable costs incurred or the straight-line amount of revenue recognized over the estimated performance period. Revenues are recognized for reimbursable costs only if those costs are supported by an invoice or final contract with a vendor. Research and development costs are not reimbursable under the Abbott agreement.
     Under the Takeda agreement, royalties from licensees are based on third-party sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Under the Abbott agreement, should Amitiza be commercialized in Japan, the Company will purchase and assume title to inventories of Amitiza and recognize revenues from the sales of such product when earned.
      Contract revenue related to development and consulting activities with related parties is also accounted for under the time-based model.
     The Company considers its participation in the joint committees under the collaboration agreements as separate deliverables under the contracts and recognizes the fair value of the such participation as revenue over the period of the participation obligated as per the terms of the contract.
     Based on the guidance of EITF 99-19, the Company has determined that it is acting as a principal under both the Takeda and Abbott agreements and, as such, records revenue on a gross basis in the condensed consolidated statements of operations and comprehensive (loss) income.
Certain Risks, Concentrations and Uncertainties
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash and cash equivalents, restricted cash and investments with highly rated financial institutions. At March 31, 2009 and December 31, 2008, the Company had approximately $130.2 million and $118.6 million, respectively, of cash and cash equivalents, restricted cash and investments in excess of government insured limits. The Company’s uninsured cash, cash equivalents and investments as of March 31, 2009 consisted primarily of $33.1 million of U.S. Treasury notes, $18.9 million of money market funds guaranteed under the U.S. Treasury’s Temporary Guarantee Program, $27.1 million of municipal securities, $18.9 million of investments in auction rate securities, $14.8 million of other money market funds and $14.4 million of ordinary deposit accounts in foreign subsidiaries. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.
     As of March 31, 2009, all of the Company’s ARS consisted of two non-mortgage related auction rate securities. On April 29, 2009, the issuer of one of the Company’s ARS redeemed the security at par value of $9.4 million. The condensed consolidated financial statements as of March 31, 2009 included valuation adjustments and related gains relating to this redemption and classified this investment as current investments.
     The settlement rights between the Company and UBS AG (ARS broker) obligate the ARS broker to purchase the remaining auction rate security at par during a two-year period beginning June 30, 2010 if the Company exercises its related settlement rights. The Company does not anticipate having to sell the remaining security in order to operate its business before the expected redemption date.
     The Company’s products and product candidates under development require approval from the FDA or other international regulatory agencies prior to commercial sales. For those product candidates or indications that have not yet been approved by the FDA or international regulatory agencies, there can be no assurance the products will receive the necessary approval. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company.
     The Company’s products, Amitiza and Rescula, compete in a rapidly changing, highly competitive market, which is characterized by advances in scientific discovery, changes in customer requirements, evolving regulatory requirements and developing industry standards. Any failure by the Company to anticipate or to respond adequately to scientific developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s business, operating results and future cash flows.
     The Company’s expected activities may necessitate significant uses of working capital. The Company’s working capital requirements will depend on many factors, including the successful sales of Amitiza and Rescula, research and development efforts to develop new products or indications, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s new products by physicians and patients. The Company plans to continue financing operations with product royalty revenue as well as with cash received from milestones and other revenue related to its joint collaboration, license and supply agreements entered into with Takeda, Abbott and R-Tech.
     Revenues from one unrelated party, Takeda, accounted for 97% and 99% of the Company’s total revenues for the three months ended March 31, 2009 and March 31, 2008, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 99% and 97% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at March 31, 2009 and December 31, 2008, respectively. The Company depends significantly upon the collaboration with Takeda and its activities may be impacted if this relationship is disrupted (Note 8).
     The Company has an exclusive supply arrangement with R-Tech, to provide it with commercial and clinical supplies of its product and product candidates. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (Note 7).
     The Company has previously entered into a restated license agreement with Sucampo AG (SAG) to grant the Company a royalty-bearing, exclusive, worldwide license to develop prostone compounds, including Amitiza and cobiprostone. SAG is a Swiss-patent holding company and an entity wholly owned by the Company’s founders. The Company’s success depends, in part, on SAG’s ability to obtain and maintain proprietary protection for the intellectual property rights relating to the prostone technology and products (Note 7).
Reclassifications
     Certain amounts in the previously issued financial statements have been reclassified to conform with the current presentation. The Company reclassified expenses that have been previously included within general and administrative expenses to research and development expenses. Such expenses primarily include salaries and other employee benefits of personnel who oversee the research and development process, and allocated depreciation and rent expenses and insurance costs. The Company also reclassified allocated depreciation and rent expenses and insurance costs from general and administrative expenses to selling and marketing expenses. For the three months ended March 31, 2008, the Company reclassified $1.1 million and $80,000 of general and administrative expenses to research and development expenses and selling and marketing expenses, respectively.
Recent Accounting Pronouncements
     In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The consensus prohibits the equity method of accounting for collaborative arrangements under APB 18, The Equity Method of Accounting for Investments in Common Stock, unless a legal entity exists. Payments between the collaborative partners will be evaluated and reported in the income statement based on applicable GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance in EITF 07-1 is effective for periods that begin after December 15, 2008 and applies to arrangements in existence as of the effective date. The effect of the new consensus shall be accounted for as a change in accounting principle through retrospective application. The Company adopted the provisions of EITF 07-1 effective January 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.
     In February 2008, the FASB issued Financial Staff Positions (FSP), SFAS No.157-2, Effective Date of FASB Statement No. 157, (FSP 157-2), which delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company adopted the provisions of FSP 157-2 effective January 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 162 effective January 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.
     In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS 154, Accounting Changes and Error Corrections. The application of the provisions of FSP FAS 157-3 did not have a material impact on the condensed consolidated financial statements.
3. Earnings per Share
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
     The computation of net (loss) income per share for the three months ended March 31, 2009 and 2008 is shown below:

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2008
Basic net (loss) income per share:
Net (loss) income	$(1,775)	$505

Weighted average class A and B common shares outstanding	41,844	41,733

Basic net (loss) income per share	$(0.04)	$0.01

Diluted net (loss) income per share:
Net (loss) income	$(1,775)	$505

Weighted average class A and B common shares outstanding for diluted net (loss) income per share	41,844	41,733
Assumed exercise of dilutive stock options under the treasury stock method	—	328

	41,844	42,061

Diluted net (loss) income per share	$(0.04)	$0.01

     For the periods listed above, the potentially dilutive securities used in the calculations of diluted net (loss) income per share as of March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Employee stock options	—	608
Non-employee stock options	—	510
     For the periods listed above, the following securities were excluded from the computation of diluted net (loss) income per share as their effect would be anti-dilutive as of March 31, 2009 and 2008:

	Three Months Ended March 31,
(In thousands)	2009	2008
Employee stock options	694	268
Non-employee stock options	450	—

4. Current and Non-Current Investments
     The Company adopted the provisions of SFAS 157, Fair Value Measurements, as of January 1, 2008 for its financial assets and liabilities. The Company’s financial assets and liabilities subject to the disclosure requirements of SFAS 157 include investments and ARS related settlement rights assets.
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
     At March 31, 2009 and December 31, 2008, investments consisted of the following securities:

	March 31, 2009
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$33,061	$27	$—	$33,088
Money market funds	33,662	—	—	33,662
Municipal securities	27,111	—	(4)	27,107
Auction rate securities	9,400	—	—	9,400

Total	$103,234	$27	$(4)	$103,257

Non-current:
Auction rate securities	$10,000	$—	$(506)	$9,494

	December 31, 2008
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$42,620	$130	$—	$42,750
Money market funds	51,026	—	—	51,026

Total	$93,646	$130	$—	$93,776

Non-current:
Auction rate securities	$19,400	$—	$(3,178)	$16,222

     The Company records unrealized gains and losses resulting from changes in the fair value of the auction rate securities and related settlement rights within other income, net, in the condensed consolidated statements of operations and comprehensive (loss) income.
     The Company’s assets measured at fair value on a recurring basis, which are subject to the disclosure requirements of SFAS 157, at March 31, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Total as of
	Identical Assets	Observable Inputs	Inputs	March 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009
U.S. Treasury bills and notes	$33,088	$—	$—	$33,088
Municipal securities	27,107	—	—	27,107
Auction rate securities	—	—	18,894	18,894
Settlement rights for auction rate securities*	—	—	395	395
Other available-for-sale securities	33,662	—	—	33,662

Total assets measured at fair value	$93,857	$—	$19,289	$113,146

*	included in non-current other assets in the accompanying condensed consolidated balance sheets

     The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 during the three months ended March 31, 2009:

Auction Rate
Securities
and Related
Settlement
(In thousands)	Rights
Balance at December 31, 2008	$19,040
Total net unrealized gains included in earnings	249

Balance at March 31, 2009	$19,289

5. Accrued Expenses
     Accrued expenses consisted of the following as of:

	March 31,	December 31,
(In thousands)	2009	2008
Research and development costs	$5,620	$7,086
Employee compensation	788	1,748
Selling and marketing costs	39	346
Product royalty liability — related party	1,582	—
Other accrued expenses	881	584

Total	$8,910	$9,764

6. Commitments
Operating Leases
     The Company leases office space in the United States, the United Kingdom and Japan under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, which do not include future sub-lease receipts of $199,000, were as follows as of March 31, 2009:

(In thousands)
2009 (April-December)	$1,145
2010	1,140
2011	1,001
2012	963
2013	992
2014 and thereafter	3,297

Total minimum lease payments	$8,538

     Rent expense for all operating leases was $301,000 and $285,000 for the three months ended March 31, 2009 and 2008, respectively.
Research and Development Costs
     The Company routinely enters into agreements with third-party clinical research organizations (CROs) to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs under these agreements as of March 31, 2009 were approximately $14.7 million.
7. Related Party Transactions
R-Tech Ueno, Ltd.
     The Company is a party to multiple exclusive license and supply agreements with R-Tech.
     On February 23, 2009, Sucampo entered into an Exclusive Manufacturing and Supply Agreement, under which it granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet its commercial and clinical requirements in Asia, Australia and

New Zealand. In consideration, R-Tech made an up-front payment of $250,000 to the Company and is obligated to make milestone payments of $500,000 upon regulatory approval of lubiprostone in Japan and $250,000 upon the commercial launch of lubiprostone in Japan.
     The Company recorded the following expenses under its agreements with R-Tech:

	Three Months Ended March 31,
(In thousands)	2009	2008
Clinical supplies	$1,044	$388
Other research and development services	5	10

	$1,049	$398

     The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

	March 31,	December 31,
(In thousands)	2009	2008
Deferred revenue — current	$430	$419
Deferred revenue, net of current portion	6,552	6,444

	$6,982	$6,863

     The Company recognized approximately $105,000 of deferred revenue relating to its agreements with R-Tech for each of the three months ended March 31, 2009 and 2008, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
     On April 23, 2009, the Company entered into two agreements with R-Tech to acquire rights to Rescula in the United States and Canada. Under the terms of the agreements, the Company holds the exclusive rights to commercialize Rescula, in the United States and Canada for the treatment of glaucoma and ocular hypertension and any new indication developed by the Company and has the right of first refusal to commercialize in the United States and Canada, any additional indications for which unoprostone isopropyl is developed by R-Tech. Under the terms of the agreements, the Company made an upfront payment of $3.0 million and is required to make up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The Company is solely responsible for the development, as well as regulatory and commercialization activities and expenses, for Rescula in the United States and Canada and R-Tech is exclusively responsible for the supply of Rescula to the Company within the United States and Canada.
Sucampo AG License Agreements
     In February 2009, the Company entered into an addendum to the Amended and Restated Patent Access Agreement originally entered between the Company and Sucampo AG (SAG) on June 30, 2006. Under the addendum, the patent and know-how royalties Sucampo Japan is obligated to pay to SAG were reduced with respect to sales of lubiprostone in Asia, Australia and New Zealand as follows:
•	the patent royalty on net sales, due until the expiration of the last patent covering lubiprostone that existed at the time of the Company’s initial public offering, was reduced from 4.5% to 2.2%;

•	the patent royalty on net sales, due thereafter until all other patents covering lubiprostone have expired in the relevant country, was reduced from 2.25% to 1.1%; and

•	the know-how royalty on net sales, due until the fifteenth anniversary of the first commercial sale of lubiprostone, was reduced from 2.0% to 1.0%.
     In February 2009, the Company entered into a Technology Assignment and License Agreement with R-Tech and SAG, under which the parties agreed that R-Tech and SAG would share joint ownership of eight U.S. patents and patent applications, and several related international patents and patent applications, which had previously been filed by R-Tech. These patents relate to specific prostone compounds and formulations and to methods for producing prostone compounds. The parties also agreed that R-Tech and SAG would share joint ownership of know-how and other inventions previously created by R-Tech relating to prostones. R-Tech and SAG cross-licensed to each other, on a worldwide, royalty-free, perpetual, exclusive basis, their respective rights in these patents, patent applications, know-how and other inventions. R-Tech’s right to utilize the licensed intellectual property is limited to uses in connection with research, development and commercialization of Rescula, and three other prostone compounds it is currently developing. SAG’s right to utilize the licensed intellectual property is limited to uses in connection with research, development and commercialization of all other prostone compounds. SAG’s rights under this agreement are in turn licensed to the Company under the existing patent license arrangements. None of the parties made any monetary payments to the other parties under this agreement.
     During the first quarter of 2009, pursuant to the license and commercialization agreement with Abbott for the development of lubiprostrone in Japan, the Company received a $10.0 million upfront payment from Abbott. The receipt of the upfront payment triggered the obligation on the part of the Company under the license agreement with SAG to make a $500,000 payment to SAG. The Company recorded the expense as milestone royalties — related parties during the three months ended March 31, 2009.
     The Company expensed approximately $1.6 million and $1.1 million in product royalties — related parties under the license agreement with SAG for the three months ended March 31, 2009 and 2008, respectively, reflecting 3.2% of Amitiza net sales during each of these periods.
8. Collaboration and License Agreements
     Abbott license and commercialization and supply agreement
     In February 2009, the Company entered into a 15-year license, commercialization and supply agreement with Abbott to develop and commercialize lubiprostone for the treatment of chronic idiopathic constipation (CIC) in Japan. The agreement grants Abbott exclusive rights to commercialize lubiprostone in Japan for the treatment of CIC and also the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks.
     The collaboration efforts under the agreement are governed by two committees consisting of an equal number of representatives from both parties. The joint commercialization and steering committee oversees commercialization-related activities and resolves any conflicts arising from a joint development committee, which oversees the development-related activities in Japan.
     The Company is required to fund and complete all the development work including additional clinical studies required to obtain regulatory approval for the treatment of CIC in Japan. The Company owns all the rights covered under the regulatory filings.
     Abbott is responsible to fund and undertake all commercialization efforts including pre-launch and post-launch marketing, promotion and distribution. Abbott is required to maintain the number of sales staff and the estimated level of annual net sales based on the commercialization plan to be developed and approved by the joint commercialization and steering committee described above. The Company has retained the right to co-promote the product in Japan and is responsible for such cost of co-promotion. Abbott shall procure finished product ready for commercial sale from the Company at agreed-upon prices.
     Under the terms of the agreement, payments to the Company include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals. Following marketing authorization and pricing approval, Abbott will purchase the finished product from the Company for distribution in Japan. Based on the terms of the agreement, the Company received an upfront payment of $10.0 million upon execution of the agreement in February 2009.
     The following table summarizes the cash streams and related revenue recognized under the license, commercialization and supply agreement with Abbott for the three months ended March 31, 2009:

			Revenue
		Cash Received	Recognized	Foreign
		for the	for the	Currency Effects
	Amount	Three Months	Three Months	for the Three	Amount
	Deferred at	Ended	Ended	Months Ended	Deferred at
	December 31,	March 31,	March 31,	March 31,	March 31,
(In thousands)	2008	2009	2009	2009	2009
Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint commercialization and steering committee with Abbott	$—	$677	$5	$34	$638

Research and development revenue:
Up-front payment	$—	$9,323	$374	$475	$8,474

     Takeda commercialization and license agreement
     In October 2004, the Company entered into a 16-year collaboration and license agreement with Takeda to exclusively co-develop, commercialize and sell products that contain lubiprostone for gastroenterology indications in the United States and Canada. On February 1, 2006, the Company entered into a supplemental agreement with Takeda, which amended the responsibilities of both the Company and Takeda for the co-promotion of Amitiza and clarified the responsibilities and funding arrangements for other marketing services to be performed by both parties. Payments to the Company under these agreements include a non-refundable up-front payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and product royalties.
     The Company has received a total of $150.0 million in up-front and development milestone payments through March 31, 2009 under these agreements. Subject to future development and commercial milestones, the Company is potentially entitled to receive up to $10.0 million in additional development milestone payments and up to $50.0 million in commercial milestone payments, under the collaboration and license agreements with Takeda, although there can be no assurance that the Company will receive any such payments.
     The following table summarizes the cash streams and related revenue recognized under the collaboration and license agreements with Takeda for the three months ended March 31, 2009:

			Revenue	Change in
		Cash Received	Recognized	Accounts
		for the	for the	Receivable
	Amount	Three Months	Three Months	for the Three	Amount
	Deferred at	Ended	Ended	Months Ended	Deferred at
	December 31,	March 31,	March 31,	March 31,	March 31,
(In thousands)	2008	2009	2009	2009	2009
Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint committees with Takeda	$1,764	$—	$37	$—	$1,727

Research and development revenue:
Reimbursement of research and development expenses	$—	$18,126	$5,152	$(540)	$12,434

Product royalty revenue	$—	$9,891	$8,946	$(945)	$—

			Revenue
		Cash Received	Recognized
		for the	for the
	Accounts	Three Months	Three Months	Accounts	Amount
	Receivable at	Ended	Ended	Receivable at	Deferred at
	December 31,	March 31,	March 31,	March 31,	March 31,
(In thousands)	2008*	2009	2009	2009*	2009
Research and development revenue:
Reimbursement of research and development expenses	$4,407	$18,126	$5,152	$3,867	$12,434

Product royalty revenue	$9,890	$9,891	$8,946	$8,945	$—

Co-promotion revenue	$395	$1,165	$896	$126	$—

*	Includes billed and unbilled accounts receivable.
9. Stock Option Plans
     The following table summarizes the employee stock option activity for the three months ended March 31, 2009 under the Company’s 2001 Incentive Plan:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(In thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Options outstanding, December 31, 2008	455,600	$10.34
Options forfeited	(850)	10.00
Options expired	(7,650)	10.00

Options outstanding, March 31, 2009	447,100	10.34	3.99	$—

Options exercisable, March 31, 2009	438,600	10.35	3.93	$—

     The following table summarizes the employee stock option activity for the three months ended March 31, 2009 under the Company’s 2006 Incentive Plan:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(In thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Options outstanding, December 31, 2008	275,000	$13.86
Options forfeited	(46,750)	13.38
Options expired	(2,000)	14.12

Options outstanding, March 31, 2009	226,250	13.96	6.27	$—

Options exercisable, March 31, 2009	118,250	14.34	5.23	$—

     The Company did not grant any stock options during the three months ended March 31, 2009. As of March 31, 2009, approximately $658,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 1.93 years.
     The following table summarizes the non-employee stock option activity for the three months ended March 31, 2009 under the Company’s 2001 Incentive Plan:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(In thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Options outstanding, December 31, 2008	450,000	$5.85

Options outstanding, March 31, 2009	450,000	5.85	6.09	$126

Options exercisable, March 31, 2009	450,000	5.85	6.09	$126

     There were no non-employee stock options that were exercised, forfeited or expired for the three months ended March 31, 2009.
Employee Stock Purchase Plan
     Under the 2006 Employee Stock Purchase Plan (ESPP), a total of 910 shares of class A common stock were purchased during the three months ended March 31, 2009. The ESPP is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986 and in accordance with SFAS No. 123(R), this plan is non-compensatory. The Company received $5,299 upon purchase of shares under the ESPP for the three months ended March 31, 2009.
10. Income Taxes
     For the three months ended March 31, 2009 and 2008, the Company recorded a tax provision of $401,000 and a tax benefit of $5.6 million, respectively. The tax provision for the three months ended March 31, 2009 primarily pertained to taxable income generated by the Company’s U.S. subsidiary. The Company’s other subsidiaries based in Japan and Europe incurred pre-tax losses for the three months ended March 31, 2009, for which no tax benefit was recognized. The tax benefit recorded for the three months ended March 31, 2008 was primarily due to a discrete release of U.S. deferred tax asset valuation allowances and a reduction in the projected effective tax rate for 2008 based on an increase in projected milestone and product royalty income.
     As required under Accounting Principles Board Opinion (APB) No. 28, Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year 2009 and 2008 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods. There is no tax benefit provided on the net operating losses incurred in the foreign jurisdictions due to the lack of evidence supporting the Company’s ability to use these losses in the future.
Uncertain Tax Positions
     The Company applies the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.
     The Company had an outstanding non-current income tax liability of $525,240 for uncertain tax positions as of March 31, 2009. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s condensed consolidated financial statements, and is reflected in other liabilities in the accompanying condensed consolidated balance sheets. The liability for uncertain tax positions as of March 31, 2009 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.
     The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions.
11. Segment Reporting
     The Company has determined that it has three reportable geographic segments based on the Company’s method of internal reporting of its three operating entities. These segments are the United States, Europe and Japan. The Company evaluates the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of the operating entities. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other measures. The reportable segments have historically derived their revenue from collaboration and license agreements. Transactions between the segments consist primarily of loans and the provision of research and development services by the European and Japanese entities to the United States entity.

     Following is a summary of financial information by reportable geographic segment.

				Intercompany
(In thousands)	United States	Europe	Japan	Eliminations	Consolidated
Three Months Ended March 31, 2009
Research and development revenue	$5,152	$—	$374	$—	$5,526
Product royalty revenue	8,946	—	—	—	8,946
Co-promotion revenue	896	—	—	—	896
Contract and collaboration revenue	141	—	215	(210)	146

Total revenues	15,135	—	589	(210)	15,514
Depreciation and amortization	117	3	2	—	122
Other operating expenses	14,458	480	3,172	(210)	17,900

Income (loss) from operations	560	(483)	(2,585)	—	(2,508)
Interest income	359	—	3	(50)	312
Other non-operating income (expense), net	244	(36)	564	50	822

Income (loss) before income taxes	$1,163	$(519)	$(2,018)	$—	$(1,374)

Capital expenditures	$127	$—	$—	$—	$127

Three Months Ended March 31, 2008
Research and development revenue	$6,110	$—	$—	$—	$6,110
Product royalty revenue	6,080	—	—	—	6,080
Co-promotion revenue	1,222	—	—	—	1,222
Contract and collaboration revenue	142	—	207	(207)	142

Total revenues	13,554	—	207	(207)	13,554
Depreciation and amortization	100	—	2	—	102
Other operating expenses	16,944	1,838	669	(210)	19,241

Loss from operations	(3,490)	(1,838)	(464)	3	(5,789)
Interest income	656	4	3	(21)	642
Other non-operating (expense) income, net	(27)	19	2	18	12

Loss before income taxes	$(2,861)	$(1,815)	$(459)	$—	$(5,135)

Capital expenditures	$171	$—	$—	$—	$171

As of March 31, 2009
Property and equipment, net	$2,143	$36	$93	$—	$2,272

Identifiable assets, net of intercompany loans and investments	$140,984	$2,564	$13,044	$(493)	$156,099

As of December 31, 2008
Property and equipment, net	$2,134	$39	$102	$—	$2,275

Identifiable assets, net of intercompany loans and investments	$146,074	$568	$4,469	$(317)	$150,794

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. (“Sucampo,” the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K.
Overview
     We are an international biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. In January 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for our first product, Amitiza® (lubiprostone), for the treatment of chronic idiopathic constipation, or CIC, in adults. In April 2008, the FDA approved Amitiza for its second indication for the treatment of irritable bowel syndrome with constipation in adult women. We are currently developing Amitiza for the treatment of opioid-induced bowel dysfunction, or OBD.
     In the United States and Canada, Amitiza is being marketed and developed under a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, for gastrointestinal indications. Under the agreement with Takeda, we are primarily responsible for the research and development of Amitiza, while Takeda is primarily responsible for the commercialization and marketing activities. Additionally, Takeda funds the majority of our research and development activities in the United States and part of the co-promotion activities of our own sales force, per the terms of the agreement. Takeda records all product revenue and we receive a royalty on such product sales.
     In February 2009, we entered into a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott, for Amitiza in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone in Japan for the treatment of CIC and received the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Abbott is responsible for all commercialization expenses and efforts. We are responsible for development activities under the agreement. We have retained the right to co-promote lubiprostone in Japan and we are responsible for such costs of co-promotion. Based on the terms of the agreement, we received an upfront payment of $10.0 million upon execution of the agreement in February 2009. We will recognize revenue from the upfront payment over the term of the CIC development program in Japan on a percentage of completion basis.
     On April 23, 2009, we entered into two agreements with R-Tech Ueno Ltd., or R-Tech, a Japanese manufacturing and research and development company that is majority owned by our founders, to acquire all patents and other intellectual property rights related to Rescula® (unoprostone isopropyl) in the United States and Canada. Although Rescula eye drops have been approved by the FDA for the treatment of open-angle glaucoma and ocular hypertension since 2000, Rescula is not currently being marketed in the United States or Canada. Under the terms of the agreements, we made an upfront payment of $3.0 million and are required to make up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. We plan to re-launch Rescula in the United States for the treatment of glaucoma and ocular hypertension and to initiate clinical trials of Rescula for the treatment of dry aged-related macular degeneration, or dry AMD, in 2010. We plan to capitalize and amortize the upfront payment over the estimated life of the license agreement, which approximates the useful life of the underlying rights and data.
     We generate revenue mainly from product royalties, development milestone payments, and research and development activities. We expect to continue to incur significant expenses for the next several years as we continue to expand our research and development activities, seek regulatory approvals for additional indications for Amitiza and for other compounds in the United States and abroad and expand our international operations. Although we reported net income for the years ended December 31, 2008, 2007 and 2006, whether we are able to sustain profitability will depend upon our ability to generate sufficient revenues and receive payments under our contracts with Takeda, Abbott and similar future arrangements. In the near term, our ability to generate product revenues will depend primarily on the growth of Amitiza sales in the United States, continued development of additional indications for Amitiza, successful development and approval of our pipeline of prostone product candidates and additional future licensing agreements.

     We hold an exclusive worldwide royalty-bearing license from Sucampo AG, or SAG, a Swiss patent-holding company and an entity wholly owned by our founders, to develop and commercialize Amitiza and all other prostone compounds covered by patents and patent applications held by SAG. We are obligated to assign to SAG all patentable improvements that we make in the field of prostones, which in turn SAG is obligated to license back to us on an exclusive basis.
     Drs. Ryuji Ueno and Sachiko Kuno, our founders, own directly or indirectly the majority of our common stock, a majority of the stock of R-Tech and all of the stock of SAG. Dr. Ueno serves as the chairman of our board of directors and is our chief executive officer and chief scientific officer. Dr. Kuno is a member of our board of directors and executive advisor of international business development.
     We conduct our business through our subsidiaries based in the United States, the United Kingdom and Japan. These subsidiaries represent our reportable geographic segments and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these subsidiaries. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other measures.
Our Clinical Development Programs
     We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:
•	Amitiza (lubiprostone) in the United States and Canada. We currently are developing Amitiza to treat opioid-induced bowel dysfunction. We recently have completed enrollment into two identically designed Phase III placebo-controlled pivotal clinical trials of Amitiza for the treatment of OBD and we expect to complete these trials in mid-2009. We are also conducting a follow-on open label safety extension trial that we plan to complete by the end of 2009. If these trials are successful, we plan to file a supplemental new drug application for Amitiza in OBD with the FDA in 2010.

In connection with our marketing approval for Amitiza for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment, which were initiated in January 2007. We anticipate filing results from these post-marketing studies with the FDA in the second quarter of 2009. In connection with our marketing approval for Amitiza for the treatment of irritable bowel syndrome with constipation in adult women, we committed to the FDA to conduct a post-marketing study to evaluate the safety and efficacy for the treatment of irritable bowel syndrome in pediatric patients ages 6 to 17. In addition, we committed to conduct a post-marketing study in male and female patients with irritable bowel syndrome with constipation utilizing a higher dose than currently recommended for this indication. In accordance with the collaboration and co-promotion arrangement, Takeda funds the majority of Amitiza’s development program in the United States.

•	Amitiza (lubiprostone) in other countries. We currently are awaiting responses to our marketing authorization applications for lubiprostone, 24 mcg, for the treatment of chronic idiopathic constipation in adults filed in ten European countries in early 2008.

In September 2008, we announced positive results from our multi-center Phase 2b dose-ranging study in Japan to evaluate the safety and efficacy of lubiprostone for treating chronic idiopathic constipation in adults. The results enabled us to enter into the license agreement with Abbott in Japan. We plan to initiate Phase III clinical trials in Japan during the second quarter of 2009.

•	Rescula. In April 2009, we licensed from R-Tech the development and commercialization rights to Rescula (unoprostone isopropyl) in the United States and Canada, including all associated patents and other intellectual property. Although Rescula has been approved for marketing in the United States for the treatment of open-angle glaucoma and ocular hypertension since 2000, it was marketed only to a limited extent by a previous licensee shortly after the approval and is not currently commercialized in these countries. We plan to relaunch Rescula in the United States for the treatment of glaucoma and ocular hypertension in 2010. We also intend to initiate a phase 2 clinical trial of unoprostone isopropyl to treat dry age-related macular degeneration in 2010.

•	Cobiprostone. We are developing orally administered cobiprostone to treat various gastrointestinal and liver disorders, including the prevention of non-steroidal anti-inflammatory drug-induced ulcers and the treatment of non-alcoholic fatty liver disease. We also plan to develop an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease and a topical formulation for the treatment of ulcers and wounds.

Our near-term focus is on the development of cobiprostone for the prevention of non-steroidal anti-inflammatory drug-induced ulcers. We commenced a Phase II clinical trial of cobiprostone for the prevention of non-steroidal anti-inflammatory drug-induced ulcers in the third quarter of 2007. The trial was fully enrolled in December 2008 and we anticipate completion of the study in mid-2009. In December 2008, we discontinued enrollment into a Phase II proof-of-concept study of cobiprostone for the treatment of portal hypertension in patients with liver cirrhosis due to lower than anticipated enrollment resulting from lack of patient eligibility, interest and study compliance. We are reviewing the trial design to determine if future studies for this indication are warranted.

•	SPI-017. We are conducting pre-clinical development of SPI-017 to treat vascular disease and central nervous system disorders. We are initially focused on developing an intravenous formulation of this product candidate for the treatment of peripheral arterial disease. We commenced a phase 1 clinical trial of the intravenous formulation of SPI-017 in December 2008 in Japan.
Reclassifications
     We have reclassified certain amounts in the previously issued financial statements to conform with the current presentation. We reclassified expenses that have been previously included within general and administrative expenses to research and development expenses. Such expenses primarily include salaries and other employee benefits of personnel who oversee the research and development process, and allocated depreciation and rent expenses and insurance costs. We also reclassified allocated depreciation and rent expenses and insurance costs from general and administrative expenses to selling and marketing expenses. During the three months ended March 31, 2008, we reclassified $1.1 million and $80,000 of general and administrative expenses to research and development expenses and to selling and marketing expenses, respectively.
Results of Operations
Comparison of three months ended March 31, 2009 and March 31, 2008
Revenues
     The following table summarizes our revenues for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Research and development revenue	$5,526	$6,110
Product royalty revenue	8,946	6,080
Co-promotion revenue	896	1,222
Contract and collaboration revenue	146	142

Total	$15,514	$13,554

     Total revenues were $15.5 million for the three months ended March 31, 2009 compared to $13.6 million for the three months ended March 31, 2008, an increase of $1.9 million or 14.5%.
     Research and development revenue was $5.5 million for the three months ended March 31, 2009 compared to $6.1 million for the three months ended March 31, 2008, a decrease of $584,000 or 9.6%. This decrease was primarily due to reduced revenue recognized in respect to the pediatric, renal, hepatic and OBD trials for Amitiza funded by Takeda, offset in part by $374,000 in revenue recognized from the initial $10.0 million upfront payment received under the agreement with Abbott in Japan. The revenue from the upfront and development milestone payments from Abbott in Japan are being recognized using a percentage of completion model through the estimated date of approval of CIC by the regulatory authorities of Japan.
     Product royalty revenue represents royalty revenue earned on net sales of Amitiza in the United States. For the three months ended March 31, 2009 and 2008, we recognized $8.9 million and $6.1 million, respectively, of product royalty revenue, an increase of $2.8 million or 47.1%. The increase reflects the continued acceptance by patients and physicians of Amitiza, 8 mcg, for the treatment of irritable bowel syndrome with constipation in adult women, following its approval by the FDA in April 2008.

     Co-promotion revenue represents partial reimbursement by Takeda of Amitiza co-promotion costs for our 38 member specialty sales force targeting long-term care facilities. For the three months ended March 31, 2009 and 2008, we recognized $900,000 and $1.2 million, respectively, of co-promotion revenue for reimbursement of our sales force costs. The co-promotion reimbursement is capped at $4.5 million annually and is calculated for twelve month periods ending March 31. The reduced revenue during the three months ended March 31, 2009 reflects this annual limit.
Research and Development Expenses
     The following summarizes our research and development expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Direct costs:
Amitiza	$6,771	$8,986
Cobiprostone	890	994
SPI - 017	1,637	679
Other	144	135

Total	9,442	10,794

Indirect costs	523	422

Total	$9,965	$11,216

     Total research and development expenses for the three months ended March 31, 2009 were $10.0 million compared to $11.2 million for the three months ended March 31, 2008, a decrease of $1.2 million or 11.2%. During the three months ended March 31, 2008, we incurred filing and data purchase costs of approximately $2.5 million, which were necessary to submit our European regulatory filings. No such expenditure was recorded during the three months ended March 31, 2009. The increase in the SPI-017 costs reflect the costs associated with the ongoing phase 1 trial for SPI-017 for peripheral arterial disease in Japan as well as non-clinical expenses for the exploration of other indications.
General and Administrative Expenses
     The following summarizes our general and administrative expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Salaries, benefits and related costs	$1,159	$915
Legal, consulting and other professional expenses	1,077	958
Other operating expenses	1,219	1,294

Total	$3,455	$3,167

     General and administrative expenses were $3.5 million for the three months ended March 31, 2009 compared to $3.2 million for the three months ended March 31, 2008, an increase of $288,000 or 9.1%. The increase in salaries, benefits and related costs was primarily attributable to severance payments made during the three months ended March 31, 2009 as a result of a reduction in force in January 2009. The increase in legal, consulting and other professional expenses was associated with our license agreement with Abbott partially offset by the reduction in compliance and regulatory consulting expenses.
Selling and Marketing Expenses
     Selling and marketing expenses represent costs we incur to co-promote Amitiza, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $2.5 million for the three months ended March 31, 2009 compared to $2.8 million for the three months ended March 31, 2008, a decrease of $336,000 or 11.8%. The decrease was primarily due to streamlined operations of promotional programs and a reduction in market research expenses.
Milestone Royalties — Related Parties

     Milestone royalties — related parties expense was $500,000 for the three months ended March 31, 2009, reflecting the 5% royalty payment we owed to SAG as a result of the $10.0 million upfront payment we received from Abbott. We expensed $1.0 million for the three months ended March 31, 2008, reflecting a payment to SAG in connection with our European regulatory filings. We are required to pay $1.0 million for the first foreign regulatory filing, in each of the three following territories covered by the license agreement with SAG: North, Central and South America (including the Caribbean); Asia; and the rest of the world. Our European filings represented the first such filing for the rest-of-the-world territory.
Product Royalties — Related Parties
     Product royalties — related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, increased to $1.6 million for the three months ended March 31, 2009 from $1.1 million for the three months ended March 31, 2008, proportionally with the increase of product royalty revenue.
Non-Operating Income
     The following table summarizes our non-operating income and expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Interest income	$312	$642
Other income, net	822	12

Total non-operating income, net	$1,134	$654

     Interest income was $312,000 for the three months ended March 31, 2009 compared to $642,000 for the three months ended March 31, 2008, a decrease of $330,000, or 51.4%. The decrease was primarily due to lower prevailing interest rates earned by our investments in U.S. Treasury funds, notes and money market securities during the three months ended March 31, 2009 as compared to three months ended March 31, 2008. The increase in other income was primarily attributable to foreign exchange gains and fair value changes in auction rate securities, or ARS, and related settlement rights.
Income Taxes
     We recorded a tax provision of $401,000 and a tax benefit of $5.6 million for the three months ended March 31, 2009 and 2008, respectively. The tax provision for the three months ended March 31, 2009 mainly pertained to taxable income generated by our U.S. subsidiary. Our other subsidiaries based in Japan and Europe incurred pre-tax losses for the three months ended March 31, 2009, for which no tax benefit was recognized. The tax benefit recorded for the three months ended March 31, 2008 was primarily due to a reversal of U.S. deferred tax asset valuation allowances of $4.8 million based on a $50.0 million milestone payment from Takeda and expected increase of product royalty income. As of March 31, 2009, we had an outstanding non-current income tax liability of $525,240 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the our condensed consolidated financial statements. The liability for uncertain tax positions as of March 31, 2009 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.
Cost Reduction Initiatives
     To conserve cash and more closely align our spending towards our strategic objectives, we implemented cost reduction initiatives in January 2009, including a workforce reduction and a refocusing of our research and development plans. We expect that these initiatives will result in reduced costs of approximately $3.0 million during 2009. However, there is no assurance that we will be successful in achieving these cost savings if actual spending varies from our estimates.
Reportable Geographic Segments
     We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the United States, Europe and Japan. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the results of operations, the progress of research and development activities and other measures.

     The financial results of our segments reflect their varying stages of development. Our United States segment recorded income before taxes of $1.1 million for the three months ended March 31, 2009 compared to a loss before taxes of $2.9 million for the three months ended March 31, 2008, primarily due to an increase in product royalty revenues offset in part by a decrease in research and development expenses.
     Our segment in Europe recorded a loss before taxes of $519,000 for the three months ended March 31, 2009 compared to a loss before taxes of $1.8 million for the three months ended March 31, 2008, primarily related to the expenses incurred in connection with our European regulatory filings during the three months ended March 31, 2008.
     Our segment in Japan recorded a loss before taxes of $2.0 million for the three months ended March 31, 2009 as compared to a loss before taxes of $460,000 during the three months ended March 31, 2008. These losses reflect the ongoing investment to plan and implement a phase 3 clinical program for Amitiza, the ongoing phase 1 trial of SPI-017 for peripheral arterial disease and the ongoing preclinical programs for other prostone-based compounds.
     The following is a summary of financial information by reportable segment.

				Intercompany
(In thousands)	United States	Europe	Japan	Eliminations	Consolidated
Three Months Ended March 31, 2009
Total revenues	$15,135	$—	$589	$(210)	$15,514
Income (loss) before taxes	1,163	(519)	(2,018)	—	(1,374)

Three Months Ended March 31, 2008
Total revenues	$13,554	$—	$207	$(207)	$13,554
Loss from before taxes	(2,861)	(1,815)	(459)	—	(5,135)

Identifiable Assets, net of intercompany loans and investments
At March 31, 2009	$140,984	$2,564	$13,044	$(493)	$156,099
At December 31, 2008	146,074	568	4,469	(317)	150,794
Liquidity and Capital Resources
Sources of Liquidity
     We require cash principally to meet our operating expenses. Historically, we have financed our operations with a combination of up-front payments, milestone and royalty payments and research and development expense reimbursements, private placements of equity securities and our initial public offering.
     Our cash, cash equivalents and investments consisted of the following:

	March 31,	December 31,
(In thousands)	2009	2008
Cash and cash equivalents	$17,797	$11,536
Investments, current	103,257	93,776
Investments, non-current	9,494	16,222

	$130,548	$121,534

     Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.
     As of March 31, 2009, our short-term investments consisted of money market funds, U.S. Treasury notes and bills which have short-term maturities. Our non-current investments primarily consist of investments in ARS. Pursuant to a settlement rights agreement from our ARS broker, we can require the broker to purchase our ARS at par value between June 30, 2010 and July 2, 2012. We do not anticipate having to sell these securities in order to operate our business before the expected redemption dates.
Cash Flows

     The following table summarizes our cash flows for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Cash provided by (used in):
Operating activities	$7,305	$(380)
Investing activities	(460)	7,245
Financing activities	5	42
Effect of exchange rates	(589)	267

Net increase in cash and cash equivalents	$6,261	$7,174

Three Months ended March 31, 2009
     Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2009. This reflected a net loss of $1.8 million, which included a non-cash unrealized loss on settlement rights of $2.4 million, offset in part by a $2.7 million unrealized gain on trading securities, an increase in deferred revenue of $7.2 million, and an increase in accounts payable of $1.4 million and a $1.4 million increase in prepaid and income taxes receivable and payable, net. The increase in deferred revenue primarily related to a $10.0 million upfront payment from Abbott upon execution of the license and commercialization agreement by Sucampo Japan in February 2009.
     Net cash used in investing activities of $460,000 for the three months ended March 31, 2009 primarily reflected our purchases of investments, offset in part by proceeds from the sales and maturities of investments.
     Net cash provided by financing activities of $5,000 for the three months ended March 31, 2009 resulted from proceeds we received under our employee stock purchase plan.
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
     Net cash provided by investing activities of $7.2 million for the three months ended March 31, 2008 primarily reflected our purchases of investments, offset in part by proceeds from the sales and maturities of investments.
     Net cash provided by financing activities of $42,000 for the three months ended March 31, 2008 was attributable to net proceeds we received from the exercise of stock options.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.
Funding Requirements
     We will need substantial amounts of capital to continue growing our business. We will require this capital, among other things, to:
•	fund our share of the development program of Amitiza in the United States;

•	fund development and regulatory efforts in Europe and Japan for Amitiza;

•	fund development and regulatory activities for Rescula in the United States and Canada;

•	fund research and development activities for other prostone compounds including cobiprostone and SPI-017;

•	fund the expansion of our commercialization activities in the United States and the initiation of commercialization efforts in non-U.S. markets;

•	fund costs for capital expenditures to support the growth of our business; and

•	fund the purchase of shares of our class A common stock up to $10.0 million, if we elect to do so, pursuant to our board-approved stock repurchase program.
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
Fair Value Estimates
     We adopted the provisions of Statement of Financial Accounting Standards, or SFAS 157, Fair Value Measurements, effective January 1, 2008 for our financial assets and liabilities and adopted SFAS 157 for non-financial assets and liabilities effective January 1, 2009. The carrying amounts of our financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities, independent valuations or internal assessments. The adoption of SFAS 157 for non-financial assets and liabilities did not have a material impact on the accompanying condensed consolidated financial statements.
     For the three months ended March 31, 2009, we recorded a net $249,000 gain within other income, net in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as a change in the fair value of our investments in ARS and related settlement rights.
Recent Accounting Pronouncements
     Recent accounting pronouncements applicable to our financial statements are described in Note 2 to the accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Exchange Risk
     We are subject to foreign exchange risk for revenues and expenses denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that we have any material risk due to foreign currency exchange. We do not currently hedge our foreign currency transactions.

Interest Rate Risk
     Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2009.
     We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.
Credit Risk
     Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash and cash equivalents, restricted cash and investments with what we believe to be highly rated financial institutions. Our uninsured cash, cash equivalents and investments as of March 31, 2009 consisted primarily of $33.1 million of U.S. Treasury notes, $18.9 million of money market funds guaranteed under the U.S. Treasury’s Temporary Guarantee Program, $27.1 million of municipal securities, $18.9 million of investments in ARS, $14.8 million of other money market funds and $14.4 million of ordinary deposit accounts in foreign subsidiaries. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

March 31,
(In thousands)	2009
Cash and cash equivalents	$17,797
Investments	112,751
Restricted cash	213
Less: amounts subject to federally insured limits	(578)

Total amounts in excess of federally insured limits	$130,183

     As of March 31, 2009, we had $18.9 million invested in two non-mortgage related ARS. On April 29, 2009, one ARS was redeemed by the issuer at par and we received $9.4 million. Pursuant to the settlement rights offered by our ARS broker, we have the right to require the broker to purchase the remaining ARS at par value at any time during the two-year period beginning June 30, 2010. In addition, given the complexity of ARS and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect at the time of redemption under the settlement rights offer or ultimate sale.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     We and our subsidiaries are not currently a party to any legal proceedings of which the ultimate outcome, in our judgment, would have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
     Except for the risk factors listed below, we do not believe that there have been material changes to the risk factors affecting our business that we included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Risks Related to Our Recently Licensed Product, Rescula ®
     In April 2009, we acquired from R-Tech the development and commercialization rights to Rescula (unoprostone isopropyl) in the United States and Canada, including all associated patents and other intellectual property. Although Rescula has been approved for marketing in the United States for the treatment of open-angle glaucoma and ocular hypertension since 2000, it was marketed only to a limited extent by a previous licensee shortly after the approval and is not currently commercialized in these countries.
Our existing sales force may not be sufficient to effectively market Rescula, which could limit our ability to generate Rescula sales, require us to invest significant additional resources in our sales force and hurt our sales of Amitiza.
     We plan to re-launch Rescula in the United States for the treatment of glaucoma and ocular hypertension in 2010. This will be a new product and a new market for us. We intend to market Rescula using our existing specialty sales force, which currently consists of 38 sales representatives who focus in the institutional segment of the gastrointestinal market, including specialist physicians based in academic medical centers and long-term care facilities. This sales force, which currently markets Amitiza, may not be sufficiently large and their focus may not be broad enough to effectively market Rescula in the ophthalmic field. We may need to invest significantly in enlarging our sales force to reach this new specialty market. We might also dilute their current focus on the institutional gastrointestinal market by adding a second product to their portfolio, which might compromise our sales of Amitiza.
The market for glaucoma and ocular hypertension treatments is highly competitive.
     We will face significant competition for Rescula as a treatment for glaucoma and ocular hypertension in the United States. There are currently several approved therapies for these conditions, including Xalatan®, marketed by Pfizer; Travatan®, marketed by Alcon; Cosopt and Trusopt, marketed by Merck; Alphagan/-P and Lumigan, marketed by Allergan; and generic timolol. We may not be effective in differentiating Rescula from the established competing products, which would compromise our ability to generate significant sales. Many of these competitors have significantly greater financial resources and expertise in marketing pharmaceutical products than we do.
Our planned clinical trials for other indications for Rescula will be expensive and may not demonstrate safety and efficacy in humans.
     A key element of our strategy with respect to Rescula is to pursue its development for other indications. We plan to initiate a phase 2 clinical trial of Rescula to treat dry age-related macular degeneration in 2010. This clinical trial will be expensive and we might need to divert financial resources from our existing development efforts to fund this trial. As with all clinical trials, there will be significant uncertainty about the potential efficacy and safety results. If Rescula does not demonstrate effectiveness at treating dry age-related macular degeneration or any other potential indication we may decide to pursue for it in the future, we may be limited to commercializing it only for the existing indication and we may not be able to recover our investments in Rescula. If safety issues develop in the trials, we would likely be required to abandon our development for this indication and we might even be forced to discontinue marketing Rescula for the currently approved indications.
Our dependence on a sole supplier to meet our commercial and clinical requirements for Rescula may significantly impair our ability to successfully commercialize and develop the drug.

     We have granted R-Tech the exclusive right to manufacture and supply Rescula to meet our commercial and clinical requirements and we do not have an alternative source of supply for Rescula. We do not own or operate manufacturing facilities and we have no experience in manufacturing pharmaceutical products. We also do not have provisions for a backup supplier. If R-Tech is not able to supply Rescula on a timely basis, in sufficient quantities or at acceptable levels of quality, sales of Rescula would be significantly impaired and our Rescula development program could be jeopardized.
Risk Related to Regulatory Approval and Oversight
Even if we receive regulatory approval for a product, the product could be subject to regulatory restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with ongoing regulatory requirements.
     Amitiza and any other product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. We have, for example, recently become aware of a petition filed with the FDA by a citizen’s activist group requesting additional label warnings for Amitiza. The petition questions the original FDA approval process for the drug but does not present any new information arising since the FDA’s approval. We believe the petition is without merit, but we cannot assure you that the FDA will not require an additional warning that would apply to some uses of Amitiza. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During the quarter ended March 31, 2009, we did not purchase any shares under this program.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.
Item 5. Other Information.
     None.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2009)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2009)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2009)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	Unoprostone Exclusive Manufacturing and Supply Agreement between R-Tech Ueno, Ltd. and Sucampo Pharma Americas, Inc.	Included herewith

10.2*	Unoprostone NDA Transfer, Patent and Know-how Licensing, and Data Sharing Agreement between R-Tech Ueno, Ltd. and Sucampo Pharma Americas, Inc.	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.
May 11, 2009	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors (Principal Executive Officer)

May 11, 2009	By:	/s/ JAN SMILEK
Jan Smilek
Chief Financial Officer (Principal Financial and Accounting Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2009)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2009)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2009)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	Unoprostone Exclusive Manufacturing and Supply Agreement between R-Tech Ueno, Ltd. and Sucampo Pharma Americas, Inc.	Included herewith

10.2*	Unoprostone NDA Transfer, Patent and Know-how Licensing, and Data Sharing Agreement between R-Tech Ueno, Ltd. and Sucampo Pharma Americas, Inc.	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

*	Confidential treatment has been requested for portions of this exhibit.