Form 10-Q
period 2009-06-30
Sucampo Pharmaceuticals, Inc.
filed 2009-08-07
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33609
SUCAMPO PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0520478
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

4520 East-West Highway, Suite 300	(301) 961-3400
Bethesda, MD 20814	(Registrant’s telephone number,
(Address of principal executive offices,	including area code)
including zip code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. Please see definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2009, there were 15,653,375 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS:

Current assets:
Cash and cash equivalents	$41,737	$11,536
Investments, current	68,435	93,776
Product royalties receivable	8,913	9,725
Unbilled accounts receivable	3,623	4,373
Accounts receivable	889	878
Prepaid and income taxes receivable	1,069	133
Deferred tax assets, net	291	963
Prepaid expenses and other current assets	2,965	3,641

Total current assets	127,922	125,025

Investments, non-current	21,330	16,222
Property and equipment, net	2,330	2,275
Deferred tax assets, non-current	4,002	4,026
Other assets	4,354	3,246

Total assets	$159,938	$150,794

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$2,029	$1,433
Accrued expenses	10,770	9,764
Deferred revenue, current	21,305	15,599

Total current liabilities	34,104	26,796

Deferred revenue, non-current	11,771	8,061
Other liabilities	2,024	2,147

Total liabilities	47,899	37,004

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value; $5,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2009 and December 31, 2008; 15,653,375 and 15,651,849 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	156	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2009 and December 31, 2008; 26,191,050 shares issued and outstanding at June 30, 2009 and December 31, 2008	262	262
Additional paid-in capital	98,440	98,243
Accumulated other comprehensive income	419	354
Retained earnings	12,762	14,775

Total stockholders’ equity	112,039	113,790

Total liabilities and stockholders’ equity	$159,938	$150,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Research and development revenue	$7,395	$55,436	$12,921	$61,546
Product royalty revenue	8,914	10,901	17,860	16,981
Co-promotion revenue	1,244	1,236	2,140	2,458
Contract and collaboration revenue	152	141	298	283

Total revenues	17,705	67,714	33,219	81,268

Operating expenses:
Research and development	9,621	12,931	19,586	24,147
General and administrative	2,924	3,561	6,379	6,728
Selling and marketing	2,188	2,870	4,700	5,718
Milestone royalties — related parties	375	2,500	875	3,531
Product royalties — related parties	1,583	1,951	3,173	3,032

Total operating expenses	16,691	23,813	34,713	43,156

Income (loss) from operations	1,014	43,901	(1,494)	38,112
Non-operating income (expense):
Interest income	219	565	531	1,207
Other income (expense), net	(608)	(13)	214	(1)

Total non-operating income (expense), net	(389)	552	745	1,206

Income (loss) before income taxes	625	44,453	(749)	39,318
Income tax provision	(863)	(14,577)	(1,264)	(8,937)

Net income (loss)	$(238)	$29,876	$(2,013)	$30,381

Net income (loss) per share:
Basic net income (loss) per share	$(0.01)	$0.72	$(0.05)	$0.73

Diluted net income (loss) per share	$(0.01)	$0.71	$(0.05)	$0.72

Weighted average common shares outstanding — basic	41,844	41,757	41,844	41,745

Weighted average common shares outstanding — diluted	41,844	42,038	41,844	42,026

Comprehensive income (loss):
Net income (loss)	$(238)	$29,876	$(2,013)	$30,381
Other comprehensive income (loss):
Unrealized loss on investments, net of tax effect	(7)	(616)	(72)	(1,456)
Foreign currency translation	340	(325)	137	5

Comprehensive income (loss)	$95	$28,935	$(1,948)	$28,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2008	15,651,849	$156	26,191,050	$262	$98,243	$354	$14,775	$113,790
Employee stock option expense	—	—	—	—	188	—	—	188
Stock issued under employee stock purchase plan	1,526	—	—	—	9	—	—	9
Foreign currency translation	—	—	—	—	—	137	—	137
Unrealized loss on investments, net of tax effect	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(2,013)	(2,013)

Balance at June 30, 2009	15,653,375	$156	26,191,050	$262	$98,440	$419	$12,762	$112,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,013)	$30,381
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	309	212
Deferred tax provision (benefit)	738	(4,543)
Stock-based compensation	188	440
Amortization of premiums (accretion of discounts) on investments	508	(122)
Unrealized gain on trading securities	(2,611)	—
Unrealized loss on settlement rights on auction rate securities	2,362	—
Changes in operating assets and liabilities:
Accounts receivable	(26)	(1,336)
Unbilled accounts receivable	750	204
Product royalties receivable	812	(1,616)
Prepaid and income taxes receivable and payable, net	(936)	15,213
Accounts payable	601	53
Accrued expenses	1,009	1,732
Deferred revenue	9,445	9,521
Other assets and liabilities, net	(123)	462

Net cash provided by operating activities	11,013	50,601

Cash flows from investing activities:
Purchases of investments	(139,824)	(111,304)
Proceeds from the sales of investments	99,782	38,950
Maturities of investments	62,264	22,500
Purchases of property and equipment	(308)	(302)
Purchase of intangible assets	(2,919)	—

Net cash provided by (used in) investing activities	18,995	(50,156)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	404
Excess tax benefits from share-based payments	—	71
Proceeds from employee stock purchase plan	9	—

Net cash provided by financing activities	9	475

Effect of exchange rates on cash and cash equivalents	184	4

Net increase in cash and cash equivalents	30,201	924
Cash and cash equivalents at beginning of period	11,536	25,559

Cash and cash equivalents at end of period	$41,737	$26,483

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets in accrued expenses	$500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Business Organization and Basis of Presentation
Description of the Business
Sucampo Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. The Company is focused on developing prostones for the treatment of gastrointestinal, respiratory, vascular and central nervous system diseases and other disorders for which there are unmet or underserved medical needs and significant commercial potential. The Company was established in December 1996.
In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration (FDA), for its first product, Amitiza® (lubiprostone), to treat chronic idiopathic constipation in adults. In April 2008, the Company received a second marketing approval from the FDA for Amitiza to treat irritable bowel syndrome with constipation in adult women. Amitiza is being marketed and developed in the United States and Canada for gastrointestinal indications under a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Takeda). The Company is primarily responsible for development activities under the agreement. The Company and Takeda initiated commercial sales of Amitiza in the United States for the treatment of chronic idiopathic constipation (CIC) in April 2006 and for the treatment of irritable bowel syndrome with constipation in May 2008 and they are currently developing Amitiza for the treatment of opioid-induced bowel dysfunction (OBD).
In February 2009, the Company entered into a license, commercialization and supply agreement with Abbott Japan Co. Ltd. (Abbott) for Amitiza in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone in Japan for the treatment of CIC and received the right of first refusal to any additional indications for which lubiprostone is developed in Japan. The Company is primarily responsible for development activities under the agreement. Abbott is responsible for all commercialization expenses and efforts. The Company has retained the right to co-promote lubiprostone in Japan.
In April 2009, the Company entered into two agreements with R-Tech Ueno Ltd. (R-Tech), a Japanese manufacturing and research and development company, to acquire all patents and other intellectual property rights related to Rescula® (unoprostone isopropyl) in the United States and Canada (Note 7). R-Tech is majority owned by the Company’s founders and one of the founders serves as the chair of R-Tech’s board of directors. Although Rescula eye drops were approved by the FDA for the treatment of open-angle glaucoma and ocular hypertension in 2000, Rescula is not currently marketed in the United States or Canada. The Company plans to re-launch Rescula in the United States for the treatment of open-angle glaucoma and ocular hypertension and to initiate clinical trials of Rescula for the treatment of dry age-related macular degeneration, or dry AMD, in 2010.
The Company’s founders directly or indirectly own the majority holdings in the Company as well as in other companies that have significant contractual relationships with the Company as described more fully in Note 7. One of the Company’s founders serves as the chairman of the board of directors, chief executive officer and chief scientific officer of the Company and the second founder serves as a director of the Company and the executive advisor of international business development.
The Company’s operations are conducted through its subsidiaries based in the United States, the United Kingdom and Japan.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The financial information as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidated accounts.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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
Fair Value
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities, independent valuations or internal assessments. As of June 30, 2009 there was no material impact on the condensed consolidated financial statements upon adoption of SFAS No.157, Fair Value Measurements (SFAS 157), for non-financial assets and liabilities.
Revenue Recognition
The Company’s revenues are derived primarily from collaboration and license agreements and include up-front payments, development milestone payments, reimbursements of development and co-promotion costs and product royalties. The Company recognizes revenue from these sources in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19), and EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21).
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
Under the Takeda agreement, royalties are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Under the Abbott agreement, should Amitiza be commercialized in Japan, the Company will purchase and assume title to inventories of Amitiza and recognize revenues from the sales of such product when earned.
Contract revenue related to development and consulting activities with related parties is also accounted for under the time-based model.
The Company considers its participation in the joint committees under the collaboration agreements as separate deliverables under the contracts and recognizes the fair value of such participation as revenue over the period of the participation as per the terms of the contract.
Based on the guidance of EITF 99-19, the Company has determined that it is acting as a principal under both the Takeda and Abbott agreements and, as such, records revenue on a gross basis in the condensed consolidated statements of operations and comprehensive (loss) income.
Certain Risks, Concentrations and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash and cash equivalents, restricted cash and investments with highly rated financial institutions. As of June 30, 2009 and December 31, 2008, approximately $63.0 million, or 47.8%, and $62.2 million, or 51.1%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments was issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.
The settlement rights between the Company and UBS AG (the ARS broker) obligate the ARS broker to purchase the remaining auction rate security at a par value of $10.0 million during a two-year period beginning June 30, 2010 if the Company exercises its related settlement rights. The Company does not anticipate having to sell the remaining security in order to operate its business before the expected redemption date.
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

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company’s expected activities may necessitate significant uses of working capital. The Company’s working capital requirements will depend on many factors, including the successful sales of Amitiza and Rescula, research and development efforts to develop new products or indications, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s new products by physicians and patients. The Company plans to continue financing operations with its existing cash and investments as well as with product royalty revenue and cash received from milestones and other revenue related to its joint collaboration, license and supply agreements entered into with Takeda, Abbott and R-Tech.
Revenues from one unrelated party, Takeda, accounted for 79% and 100%, of the Company’s total revenues for the three months ended June 30, 2009 and June 30, 2008, respectively, and 88% and 100% for the six months ended June 30, 2009 and 2008, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 97% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at June 30, 2009 and December 31, 2008. Revenues from another unrelated party, Abbott, accounted for 20% of the Company’s total revenues for the three months ended June 30, 2009 and 12% for the six months ended June 30, 2009. There was no corresponding revenue for 2008. The Company depends significantly upon the collaboration’s with Takeda and Abbott and its activities may be impacted if these relationships are disrupted (Note 8).
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
The Company has previously entered into a restated license agreement with Sucampo AG (SAG) to grant the Company a royalty-bearing, exclusive, worldwide license to develop prostone compounds, including Amitiza and cobiprostone. SAG is a Swiss-patent holding company and an entity wholly-owned by the Company’s founders. The Company’s success depends, in part, on SAG’s ability to obtain and maintain proprietary protection for the intellectual property rights relating to the prostone technology and products (Note 7).
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

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (FSP FAS 157-4). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. FSP FAS 157-4 will become effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 applies to all fair value measurements when appropriate. The Company adopted the provisions of FSP FAS 157-4 effective April 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.
In April 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. The Company adopted the provisions of SFAS 165 effective April 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (SFAS 167), which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective for the Company as of January 1, 2010. The Company is continuing to evaluate the impact that SFAS 167 would have on its financial condition and results of operation upon adoption.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No.162, (SFAS 168). The FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. GAAP recognized by the FASB applicable to non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will no longer be authoritative. SFAS 168 is effective for the Company in the third quarter of 2009 and is not expected to have a material effect on the condensed consolidated financial statements.
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
The computation of net income (loss) per share for the three and six months ended June 30, 2009 and 2008 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Basic net income (loss) per share:
Net income (loss)	$(238)	$29,876	$(2,013)	$30,381

Weighted average class A and B common shares outstanding	41,844	41,757	41,844	41,745

Basic net income (loss) per share	$(0.01)	$0.72	$(0.05)	$0.73

Diluted net income (loss) per share:
Net income (loss)	$(238)	$29,876	$(2,013)	$30,381

Weighted average class A and B common shares outstanding for diluted net income per share	41,844	41,757	41,844	41,745
Assumed exercise of stock options under the treasury stock method	—	281	—	281

	41,844	42,038	41,844	42,026

Diluted net income (loss) per share	$(0.01)	$0.71	$(0.05)	$0.72

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
For the periods listed above, the potentially dilutive securities used in the calculations of diluted historical net income per share as of June 30, 2009 and 2008 are as follows:

	June 30,
(In thousands)	2009	2008
Employee stock options	—	583
Non-employee stock options	—	470
For the periods listed above, the following securities were excluded from the computation of diluted net income per share as their effect would be anti-dilutive as of June 30, 2009 and 2008:

	June 30,
(In thousands)	2009	2008
Employee stock options	670	260
Non-employee stock options	450	—
4. Current and Non-Current Investments
At June 30, 2009 and December 31, 2008, current and non-current available-for-sale investments consisted of the following securities:

	June 30, 2009
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$23,991	$3	$—	$23,994
Money market funds	186	—	—	186
Municipal securities	19,585	—	(1)	19,584
U.S. government agencies	21,413	11	(2)	21,422
U.S. corporate commercial paper	3,248	1	—	3,249

Total	$68,423	$15	$(3)	$68,435

Non-current:
Municipal securities	$10,821	$3	$—	$10,824
U.S. government agencies	1,071	2	—	1,073
Auction rate securities	10,000	—	(567)	9,433

Total	$21,892	$5	$(567)	$21,330

	December 31, 2008
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$42,620	$130	$—	$42,750
Money market funds	51,026	—	—	51,026

Total	$93,646	$130	$—	$93,776

Non-current:
Auction rate securities	$19,400	$—	$(3,178)	$16,222

The Company records unrealized gains and losses resulting from changes in the fair value of the auction rate securities and related settlement rights within other income (loss). On April 29, 2009, one ARS was redeemed by the issuer at par for $9.4 million.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company’s assets measured at fair value on a recurring basis, which are subject to the disclosure requirements of SFAS 157, at June 30, 2009 and December 31, 2008, respectively, were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Total as of
	Identical Assets	Observable Inputs	Inputs	June 30,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009
U.S. Treasury bills and notes	$23,994	$—	$—	$23,994
U.S. government agencies	22,495	—	—	22,495
U.S. corporate commercial paper	—	3,249	—	3,249
Municipal securities	30,408	—	—	30,408
Auction rate securities	—	—	9,433	9,433
Settlement rights for auction rate securities*	—	—	456	456
Money market funds	186	—	—	186

Total assets measured at fair value	$77,083	$3,249	$9,889	$90,221

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable	Total as of
	Identical Assets	Observable Inputs	Inputs	December 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008
U.S. Treasury bills and notes	$42,750	$—	$—	$42,750
Auction rate securities	—	—	16,222	16,222
Settlement rights for auction rate securities*	—	—	2,818	2,818
Other available-for-sale securities	51,026	—	—	51,026

Total assets measured at fair value	$93,776	$—	$19,040	$112,816

*	included in non-current other assets in the accompanying condensed consolidated balance sheets.
The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 during the six months ended June 30, 2009:

Auction Rate
Securities
and Related
Settlement
(In thousands)	Rights
Balance at December 31, 2008	$19,040
Total net unrealized gains included in earnings	249
Settlements	(9,400)

Balance at June 30, 2009	$9,889

5. Accrued Expenses
Accrued expenses consisted of the following as of:

	June 30,	December 31,
(In thousands)	2009	2008
Research and development costs	$6,627	$7,086
Employee compensation	913	1,748
Selling and marketing costs	90	346
Product royalty liability — related party	1,584	—
Other accrued expenses	1,556	584

Total	$10,770	$9,764

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Commitments
Operating Leases
The Company leases office space in the United States, the United Kingdom and Japan under operating leases ranging through 2017. Total future minimum, non-cancelable lease payments under operating leases, which do not include future sub-lease receipts of $148,000, were as follows as of June 30, 2009:

(In thousands)
2009 (July-December)	$753
2010	1,143
2011	1,002
2012	963
2013	992
2014 and thereafter	3,297

Total minimum lease payments	$8,150

Rent expense for all operating leases was $341,000 and $292,000 for the three months ended June 30, 2009 and 2008, respectively, and $642,000 and $577,000 for the six months ended June 30, 2009 and 2008, respectively.
Research and Development Costs
The Company routinely enters into agreements with third-party clinical research organizations (CROs) to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs through 2011 under these agreements as of June 30, 2009 were approximately $13.5 million.
7. Related Party Transactions
R-Tech Ueno, Ltd.
The Company is a party to multiple exclusive license and supply agreements with R-Tech. The Company’s founders, directly or indirectly, own a majority of the stock of R-Tech and one of the founders is the chairman of the board of directors of R-Tech.
On February 23, 2009, the Company entered into an Exclusive Manufacturing and Supply Agreement, under which it granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet its commercial and clinical requirements in Asia, Australia and New Zealand. In consideration, R-Tech made an up-front payment of $250,000 to the Company and is obligated to make milestone payments of $500,000 upon regulatory approval of lubiprostone in Japan and $250,000 upon the commercial launch of lubiprostone in Japan.
The Company recorded the following expenses under its agreements with R-Tech:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Clinical supplies	$577	$127	$1,620	$515
Other research and development services	3,034	39	3,039	49

	$3,611	$166	$4,659	$564

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

	June 30,	December 31,
(In thousands)	2009	2008
Deferred revenue, current	$430	$419
Deferred revenue, non — current	6,449	6,444

	$6,879	$6,863

The Company recognized approximately $105,000 of deferred revenue relating to its agreements with R-Tech for each of the three months ended June 30, 2009 and 2008 and approximately $209,000 for the six months ended June 30, 2009 and 2008, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
On April 23, 2009, the Company entered into two agreements with R-Tech to acquire rights to Rescula in the United States and Canada. Under the terms of the agreements, the Company holds the exclusive rights to commercialize Rescula in the United States and Canada for the treatment of glaucoma and ocular hypertension and any new indication developed by the Company, and has the right of first refusal to commercialize in the United States and Canada any additional indications for which unoprostone isopropyl is developed by R-Tech. The Company is solely responsible for the development, as well as regulatory and commercialization activities and expenses, for Rescula in the United States and Canada and R-Tech is exclusively responsible for the supply of Rescula to the Company within the United States and Canada.
Under the terms of the agreements, the Company made an upfront payment of $3.0 million and is required to make up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of Rescula for the treatment of glaucoma and is considered probable of occurring; therefore, this amount is included in accrued expenses and recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $81,500 as of June 30, 2009, both of which are reflected in other non-current assets in the accompanying condensed consolidated balance sheet. The Company is amortizing the $3.4 million intangible asset over the 10-year life of the license agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense of $57,000 for the six months ended June 30, 2009 is recorded in research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The annual estimated amortization expense of these intangible assets is approximately $342,000 through April 2019.
Sucampo AG License Agreements
In February 2009, the Company entered into an addendum to the Amended and Restated Patent Access Agreement originally entered between the Company and Sucampo AG (SAG) on June 30, 2006. The Company’s founders directly or indirectly own all of the stock of SAG. Under the addendum, the patent and know-how royalties Sucampo Japan is obligated to pay to SAG were reduced with respect to sales of lubiprostone in Asia, Australia and New Zealand as follows:
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
The Company expensed approximately $1.6 million and $1.9 million in product royalties — related parties under the license agreement with SAG for the three months ended June 30, 2009 and 2008, respectively, and approximately $3.2 million and $3.0 million for the six months ended June 30, 2009 and 2008, respectively, reflecting 3.2% of Amitiza net sales during each of these periods.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company is also required to pay additional milestone payments to SAG, including 5% of milestone payments received under any sublicensing agreements for Amitiza.
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
The collaboration efforts under the agreement are governed by two committees consisting of an equal number of representatives from both parties. The joint commercialization and steering committee oversee commercialization-related activities and resolves any conflicts arising from a joint development committee, which oversee the development-related activities in Japan.
The Company is required to fund and complete all the development work including additional clinical studies required to obtain regulatory approval for the treatment of CIC in Japan. The Company owns all the rights covered under the regulatory filings.
Abbott is responsible to fund and undertake all commercialization efforts including pre-launch and post-launch marketing, promotion and distribution. Abbott is required to maintain the number of sales staff and the estimated level of annual net sales based on the commercialization plan to be developed and approved by the joint commercialization and steering committee described above. The Company has retained the right to co-promote the product in Japan and is responsible for the cost of co-promotion. Abbott shall procure finished product ready for commercial sale from the Company at agreed-upon prices.
Under the terms of the agreement, payments to the Company include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals. Following marketing authorization and pricing approval, Abbott will purchase the finished product from the Company for distribution in Japan. Based on the terms of the agreement, the Company received an upfront payment of $10.0 million upon execution of the agreement in February 2009. In May 2009, the Company achieved the first development milestone when it initiated the phase 3 clinical trial for lubiprostone for the treatment of CIC in Japan and received a $7.5 million milestone payment from Abbott. The Company is recognizing these payments as research and development revenue under a proportional-performance model using the percentage-of-completion method of revenue recognition. The Company is potentially entitled to receive additional development milestone payments and commercial milestone payments under this agreement although there can be no assurances that the Company will receive any such payments.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the cash streams and related revenue recognized under the license, commercialization and supply agreement with Abbott for the six months ended June 30, 2009:

			Revenue
		Cash Received	Recognized	Foreign
		for the	for the	Currency Effects
	Amount	Six Months	Six Months	for the Six	Amount
	Deferred at	Ended	Ended	Months Ended	Deferred at
	December 31,	June 30,	June 30,	June 30,	June 30,
(In thousands)	2008	2009	2009	2009	2009
Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint commercialization and steering committee with Abbott	$—	$677	$16	$23	$638

Research and development revenue:
Up-front payment	$—	$9,323	$2,136	$349	$6,838
Development milestone payment	—	7,500	1,808	(72)	5,764

Total	$—	$16,823	$3,944	$277	$12,602

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
The Company has received a total of $150.0 million in up-front and development milestone payments through June 30, 2009 under these agreements. Subject to future development and commercial milestones, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the collaboration and license agreements with Takeda, although there can be no assurance that the Company will receive any such payments.
The following table summarizes the cash streams and related revenue recognized under the collaboration and license agreements with Takeda for the six months ended June 30, 2009:

			Revenue	Change in
		Cash Received	Recognized	Accounts
		for the	for the	Receivable
	Amount	Six Months	Six Months	for the Six	Amount
	Deferred at	Ended	Ended	Months Ended	Deferred at
	December 31,	June 30,	June 30,	June 30,	June 30,
(In thousands)	2008	2009	2009	2009*	2009
Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint committees with Takeda	$1,764	$—	$74	$—	$1,690

Research and development revenue:
Reimbursement of research and development expenses	$14,755	$6,243	$8,977	$(754)	$11,267

Product royalty revenue	$—	$18,672	$17,860	$(812)	$—

Co-promotion revenue	$—	$2,086	$2,140	$54	$—

*	Includes billed and unbilled accounts receivable.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
In May 2009, the Company issued a press release expressing its disappointment with the level of U.S. Amitiza sales being generated by Takeda and noted that it intended to exercise its rights to pursue a performance audit under its contract with Takeda. The scope and the timing of the audit have not yet been agreed.
9. Stock Option Plan
The following table summarizes the employee stock option activity for the six months ended June 30, 2009 under the Company’s 2001 Incentive Plan:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(In thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Options outstanding, December 31, 2008	455,600	$10.34
Options forfeited	(850)	10.00
Options expired	(7,650)	10.00

Options outstanding, June 30, 2009	447,100	10.34	3.74	$—

Options exercisable, June 30, 2009	447,100	10.34	3.74	$—

The following table summarizes the employee stock option activity for the six months ended June 30, 2009 under the Company’s 2006 Incentive Plan:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(In thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Options outstanding, December 31, 2008	275,000	$13.86
Options granted	30,000	6.45
Options forfeited	(46,750)	13.38
Options expired	(2,000)	14.12

Options outstanding, June 30, 2009	256,250	13.08	6.48	$—

Options exercisable, June 30, 2009	118,250	14.34	4.98	$—

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and the year ended December 31, 2008 were $3.52 and $5.88, respectively. As of June 30, 2009, approximately $688,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.03 years.
The following table summarizes the non-employee stock option activity for the six months ended June 30, 2009 under the Company’s 2001 Incentive Plan:

		Weighted	Weighted
		Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
(In thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Options outstanding, December 31, 2008	450,000	$5.85

Options outstanding, June 30, 2009	450,000	5.85	5.84	$216

Options exercisable, June 30, 2009	450,000	5.85	5.84	$216

No non-employee stock options were exercised, forfeited or expired during the six months ended June 30, 2009.
Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan (ESPP), a total of 1,526 shares of class A common stock were purchased during the six months ended June 30, 2009. The ESPP is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986 and in accordance with SFAS No. 123(R) and this plan is non-compensatory. The Company received $8,910 upon purchase of shares under the ESPP for the six months ended June 30, 2009.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
10. Income Taxes
For the three months ended June 30, 2009 and 2008, the Company recorded a tax provision of $863,000 and $14.6 million, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded a tax provision of $1.3 million and $8.9 million, respectively. The tax provision for the three and six months ended June 30, 2009 primarily pertained to taxable income generated by the Company’s U.S. subsidiary. The Company’s other subsidiaries based in Japan and Europe incurred pre-tax losses for the six months ended June 30, 2009, for which no tax benefit was recognized. The tax provision recorded for the six months ended June 30, 2008 was primarily due to a discrete release of U.S. deferred tax asset valuation allowances and a reduction in the projected effective tax rate for 2008 based on an increase in projected milestone and product royalty revenue.
As required under Accounting Principles Board Opinion (APB) No. 28, Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year 2009 and 2008 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods. There is no tax benefit recognized on the net operating losses incurred in the foreign jurisdictions due to the lack of evidence supporting the Company’s ability to use these losses in the future.
Uncertain Tax Positions
The Company applies the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.
The Company had an outstanding non-current income tax liability of $570,780 for uncertain tax positions as of June 30, 2009. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s condensed consolidated financial statements, and is reflected in other liabilities in the accompanying condensed consolidated balance sheets. The liability for uncertain tax positions as of June 30, 2009 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.
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

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
11. Segment Reporting
The Company has determined that it has three reportable geographic segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. The Company evaluates the performance of these segments based on income/(loss) from operations, as well as other factors, including the progress of its research and development activities. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services. Following is a summary of financial information by reportable geographic segment.

				Intercompany
(In thousands)	Americas	Europe	Asia	Eliminations	Consolidated
Three Months Ended June 30, 2009
Research and development revenue	$3,825	$—	$3,570	$—	$7,395
Product royalty revenue	8,914	—	—	—	8,914
Co-promotion revenue	1,244	—	—	—	1,244
Contract and collaboration revenue	142	—	220	(210)	152

Total revenues	14,125	—	3,790	(210)	17,705
Depreciation and amortization	182	3	2	—	187
Other operating expenses	12,018	479	4,274	(210)	16,561

Income (loss) from operations	1,982	(482)	(486)	—	1,014
Interest income	292	—	(1)	(72)	219
Other non-operating expense, net	(36)	(334)	(310)	72	(608)

Income (loss) before income taxes	$2,238	$(816)	$(797)	$—	$625

Capital expenditures	$3,068	$3	$29	$—	$3,100

Three Months Ended June 30, 2008
Research and development revenue	$55,436	$—	$—	$—	$55,436
Product royalty revenue	10,901	—	—	—	10,901
Co-promotion revenue	1,236	—	—	—	1,236
Contract and collaboration revenue	141	—	210	(210)	141

Total revenues	67,714	—	210	(210)	67,714
Depreciation and amortization	108	—	2	—	110
Other operating expenses	20,561	584	2,768	(210)	23,703

Income (loss) from operations	47,045	(584)	(2,560)	—	43,901
Interest income	590	1	—	(26)	565
Other non-operating expense, net	(6)	(32)	(1)	26	(13)

Income (loss) before income taxes	$47,629	$(615)	$(2,561)	$—	$44,453

Capital expenditures	$128	$—	$3	$—	$131

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Intercompany
(In thousands)	Americas	Europe	Asia	Eliminations	Consolidated
Six Months Ended June 30, 2009
Research and development revenue	$8,977	$—	$3,944	$—	$12,921
Product royalty revenue	17,860	—	—	—	17,860
Co-promotion revenue	2,140	—	—	—	2,140
Contract and collaboration revenue	283	—	435	(420)	298

Total revenues	29,260	—	4,379	(420)	33,219
Depreciation and amortization	299	6	4	—	309
Other operating expenses	26,476	959	7,446	(420)	34,461

Income (loss) from operations	2,542	(965)	(3,071)	—	(1,494)
Interest income	651	—	2	(122)	531
Other non-operating income (expense), net	208	(370)	254	122	214

Income (loss) before income taxes	$3,401	$(1,335)	$(2,815)	$—	$(749)

Capital expenditures	$3,195	$3	$29	$—	$3,227

Six Months Ended June 30, 2008
Research and development revenue	$61,546	$—	$—	$—	$61,546
Product royalty revenue	16,981	—	—	—	16,981
Co-promotion revenue	2,458	—	—	—	2,458
Contract and collaboration revenue	283	—	417	(417)	283

Total revenues	81,268	—	417	(417)	81,268
Depreciation and amortization	208	—	4	—	212
Other operating expenses	37,505	2,422	3,437	(420)	42,944

Income (loss) from operations	43,555	(2,422)	(3,024)	3	38,112
Interest income	1,246	5	3	(47)	1,207
Other non-operating income (expense), net	(33)	(13)	1	44	(1)

Income (loss) before income taxes	$44,768	$(2,430)	$(3,020)	$—	$39,318

Capital expenditures	$299	$—	$3	$—	$302

As of June 30, 2009
Property and equipment, net	$2,168	$41	$121	$—	$2,330

Identifiable assets	$141,350	$1,857	$17,350	$(619)	$159,938

As of December 31, 2008
Property and equipment, net	$2,134	$39	$102	$—	$2,275

Identifiable assets, net of intercompany loans and investments	$146,074	$568	$4,469	$(317)	$150,794

12. Subsequent Events
In accordance with SFAS No. 165, Subsequent Events, management of the Company evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K.
Overview
We are an international biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. In January 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for our first product, Amitiza® (lubiprostone), for the treatment of chronic idiopathic constipation, or CIC, in adults. In April 2008, the FDA approved Amitiza for its second indication for the treatment of irritable bowel syndrome with constipation, or IBS-C, in adult women. We are currently developing Amitiza for the treatment of opioid-induced bowel dysfunction, or OBD.
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
In February 2009, we entered into a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott, for Amitiza in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone in Japan for the treatment of CIC and received the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Abbott is responsible for all commercialization expenses and efforts. We are responsible for the research and development activities under the agreement. We have retained the right to co-promote lubiprostone in Japan and we are responsible for such costs of co-promotion. Based on the terms of the agreement, we received an upfront payment of $10.0 million upon execution of the agreement in February 2009 and in May 2009 we received a development milestone payment of $7.5 million upon the initiation of phase 3 clinical trials of lubiprostone for CIC in Japan. We are recognizing revenue from the upfront and development milestone payments over the term of the CIC development program in Japan on a percentage of completion basis.
In April 2009, we entered into two agreements with R-Tech Ueno Ltd., or R-Tech, a Japanese manufacturing and research and development company that is majority owned by our founders, to acquire all patents and other intellectual property rights related to Rescula® (unoprostone isopropyl) in the United States and Canada. Although Rescula eye drops have been approved by the FDA for the treatment of open-angle glaucoma and ocular hypertension since 2000, Rescula is not currently marketed in the United States or Canada. We plan to re-launch Rescula in the United States for the treatment of open-angle glaucoma and ocular hypertension and to initiate clinical trials of Rescula for the treatment of dry age-related macular degeneration, or dry AMD, in 2010.
Under the terms of the agreements, we made an upfront payment of $3.0 million and maybe required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of Rescula for the treatment of glaucoma and is considered probable of occurring; therefore, this amount is recorded as part of the initial cost of the acquired assets. We allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $81,500 as of June 30, 2009, both of which are reflected in other non-current assets in the accompanying condensed consolidated balance sheet. We are amortizing the $3.4 million over the 10-year life of the license agreement, which we believe approximates the useful life of the underlying rights and data. The annual amortization expense is estimated at approximately $342,000 through April 2019.

We generate revenue mainly from product royalties, development milestone payments, and research and development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek regulatory approvals for additional indications for Amitiza and for other compounds in the United States and abroad and expand our international operations. Although we reported net income for our last three fiscal years, whether we are able to sustain profitability will depend upon our ability to generate sufficient revenues and receive payments under our contracts with Takeda, Abbott and similar future arrangements. In the near term, our ability to generate product revenues will depend primarily on the growth of Amitiza sales in the United States, continued development of additional indications for Amitiza, successful development and approval of our pipeline of prostone product candidates and additional future licensing agreements.
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
Drs. Ryuji Ueno and Sachiko Kuno, our founders, directly or indirectly own the majority of our common stock, a majority of the stock of R-Tech and all of the stock of SAG. Dr. Ueno serves as the chairman of our board of directors and is our chief executive officer and chief scientific officer. Dr. Kuno is a member of our board of directors and executive advisor of international business development. Dr. Kuno also serves as the chair of the board of directors of R-Tech.
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
Our Clinical Development Programs
We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:
Amitiza (lubiprostone) in the United States and Canada. We currently are developing Amitiza to treat OBD. We recently announced the top line results from the two identically designed phase 3 placebo-controlled pivotal clinical trials of Amitiza (24 mcg, twice daily) for the treatment of OBD in patients with chronic, non-cancer pain. We also are conducting a follow-on open label safety extension trial that we plan to complete by the end of 2009. Based on the results of these three trials, we plan to file a supplemental new drug application for Amitiza in OBD with the FDA in 2010.
Results of recently completed phase 3 clinical trials of Amitiza for the treatment of OBD are as follows:
•
In study OBD0631, which we refer to as the 631 trial, the primary endpoint of a statistically significant change from baseline in the frequency of spontaneous bowel movements, or SBMs, at week 8 of treatment was met when lubiprostone was compared to placebo. Additionally, statistical significance was achieved for eight of the twelve secondary endpoints, including key symptoms associated with OBD. Study OBD0632, or the 632 trial, did not achieve statistical significance for the same primary endpoint. Statistically significant improvements with lubiprostone were achieved for two of the secondary endpoints and positive trends were observed in four of the other secondary endpoints in the 632 trial. Without comparing the results to placebo, subjects treated with lubiprostone in both trials showed a statistically significant increase in the frequency of SBMs at week 8 from their baseline, from 1.42 to 4.54 SBMs in the 631 trial and from 1.60 to 4.10 SBMs in the 632 trial. The increase for placebo over their baseline was from 1.46 to 3.81 SBMs for the 631 trial and 1.60 to 3.95 SBMs for the 632 trial.

•
There was a high rate of response in the placebo arm of the 632 trial. Approximately 58% of subjects treated with placebo in the 632 trial experienced more than three SBMs per week during each week of the trial.

•
In both trials, a post-hoc sub-analysis showed that subjects on methadone treatment regimens who were randomized to receive lubiprostone showed a lower SBM response when compared to lubiprostone patients treated with other opioid medications. Additionally, in the 631 and 632 trials, methadone subjects treated with lubiprostone did not show improvement in OBD symptomatic endpoints while lubiprostone subjects treated with other opioids showed statistically significant improvement in both studies in abdominal discomfort and pain, constipation severity, stool consistency and straining over the placebo.

•
The overall adverse event rate for the combined trials was 54.9% for lubiprostone and 51.6% for placebo. The most common adverse events were nausea, 15% for lubiprostone compared to 7.5% for placebo, and diarrhea, 8.5% for lubiprostone compared 3.7% for placebo.

In connection with our marketing approval of Amitiza for the treatment of chronic idiopathic constipation in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in adult patients with renal impairment and in adult patients with hepatic impairment, which were initiated in January 2007. We filed results from these post-marketing studies with the FDA in May 2009. In connection with our marketing approval for Amitiza for the treatment of irritable bowel syndrome with constipation in adult women, we committed to the FDA to conduct a post-marketing study to evaluate the safety and efficacy for the treatment of irritable bowel syndrome in pediatric patients ages 6 to 17. In addition, we committed to conduct a post-marketing study in male and female patients with irritable bowel syndrome with constipation utilizing a higher dose than currently recommended for this indication. In accordance with the collaboration and co-promotion arrangement, Takeda funds the majority of Amitiza’s development program in the United States.
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
In May 2009, we initiated enrollment and completed the randomization of the first patients into the pivotal phase 3 efficacy trial and an open-label phase 3 safety trial of lubiprostone for chronic idiopathic constipation in Japan.
Rescula. In April 2009, we licensed from R-Tech the development and commercialization rights to Rescula (unoprostone isopropyl) in the United States and Canada, including all associated patents and other intellectual property. Although Rescula has been approved for marketing in the United States for the treatment of open-angle glaucoma and ocular hypertension since 2000, it was marketed only to a limited extent by a previous licensee shortly after the approval and is not currently commercialized in the United States or Canada. We plan to relaunch Rescula in the United States for the treatment of open-angle glaucoma and ocular hypertension in 2010. We also intend to initiate a phase 2 clinical trial of unoprostone isopropyl to treat dry age-related macular degeneration in 2010.
Cobiprostone. We are developing orally administered cobiprostone to treat various gastrointestinal and liver disorders, including the prevention of non-steroidal anti-inflammatory drug-induced ulcers, or NSAID, and the treatment of non-alcoholic fatty liver disease. We also plan to develop an inhaled formulation of cobiprostone for the treatment of chronic obstructive pulmonary disease and for the treatment of respiratory symptoms of cystic fibrosis and a topical formulation for the treatment of ulcers and wounds.
Our near-term focus is on the development of cobiprostone for the prevention of non-steroidal anti-inflammatory drug-induced ulcers. In July 2009, we announced top-line results of our phase 2 clinical trial of cobiprostone for this indication. A total of 124 patients with osteoarthritis and/or rheumatoid arthritis at 12 sites in the U.S. were enrolled in this 12-week, double-blinded, randomized, dose-ranging and placebo-controlled phase 2 trial. All patients in the trial received 500 mg of naproxen twice a day. There were four treatment cohorts. One cohort received placebo while the other three cohorts received 18 mcg of cobiprostone either once, twice or three times a day (daily totals of 18, 36 or 54 mcg, respectively).
Efficacy endpoints that we evaluated included: the overall incidence of gastric ulcers during the 12-week treatment period, overall incidence of duodenal ulcers, change in the number of ulcers and erosions (gastric and duodenal) by patient, time-to-onset analysis of ulcer and erosion development; and the severity of overall gastrointestinal injury measured on a standardized grading scale.
A top-line analysis of data from the trial indicates that patients receiving cobiprostone experienced a lower overall incidence of ulcers. At week 12, patients receiving the 54 mcg dose experienced a 50.0% reduction in the overall incidence of gastric ulcers when compared to patients taking placebo. Cobiprostone patients experienced an overall statistically significant reduction in the number of gastric erosions through the treatment period of 12 weeks compared to placebo patients. The reduction of gastric erosions through week 12 was dose dependent, with 36 mcg and 54 mcg demonstrating statistical significance. The time-to-onset of all ulcer or erosion development was delayed in the cobiprostone cohorts with overall statistical significance across the 12-week treatment period.

Overall, the data showed cobiprostone was well tolerated in patients receiving NSAID therapy.
SPI-017. We are conducting pre-clinical development of SPI-017 to treat vascular disease and central nervous system disorders. We are initially focused on developing an intravenous formulation of this product candidate for the treatment of peripheral arterial disease. We commenced phase 1 clinical trials of the intravenous formulation of SPI-017 in December 2008 in Japan.
Results of Operations
Comparison of three months ended June 30, 2009 and June 30, 2008
Revenues
The following table summarizes our revenues for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
(In thousands)	2009	2008
Research and development revenue	$7,395	$55,436
Product royalty revenue	8,914	10,901
Co-promotion revenue	1,244	1,236
Contract and collaboration revenue	152	141

Total	$17,705	$67,714

Total revenues were $17.7 million for the three months ended June 30, 2009 compared to $67.7 million for the three months ended June 30, 2008, a decrease of $50.0 million or 73.9%.
Research and development revenue was $7.4 million for the three months ended June 30, 2009 compared to $55.4 million for the three months ended June 30, 2008, a decrease of $48.0 million or 86.7%. This decrease was primarily due to the $50.0 million development milestone received from Takeda in May 2008 upon FDA approval of Amitiza for the treatment of the irritable bowel syndrome with constipation in adult women and due to reduced revenue recognized in respect to the pediatric, renal, hepatic and OBD trials for Amitiza in the U. S. funded by Takeda. The decrease was offset in part by $3.9 million in revenue recognized from the initial upfront payment and development milestone payment received under the agreement with Abbott in Japan. We are recognizing the revenue from the upfront and development milestone payments from Abbott in Japan using a percentage-of-completion model over the term of the CIC development program.
Product royalty revenue represents royalty revenue earned on net sales of Amitiza in the United States. For the three months ended June 30, 2009 and 2008, we recognized $8.9 million and $10.9 million, respectively, of product royalty revenue, a decrease of $2.0 million or 18.2%. The decrease was primarily due to the product royalty revenue of approximately $1.9 million recognized from initial stockings of Amitiza 8 mcg for irritable bowel syndrome with constipation in April 2008.
Co-promotion revenue represents partial reimbursement by Takeda of Amitiza co-promotion costs for our 38 member specialty sales force targeting long-term care facilities. For each of the three months ended June 30, 2009 and 2008, we recognized $1.2 million of co-promotion revenues for reimbursement of sales force costs.

Research and Development Expenses
The following summarizes our research and development expenses for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
(In thousands)	2009	2008
Direct costs:
Amitiza	$7,579	$10,040
Cobiprostone	687	1,276
SPI - 017	679	937
Rescula	58	—
Other	110	164

Total	9,113	12,417

Indirect costs	508	514

Total	$9,621	$12,931

Total research and development expenses for the three months ended June 30, 2009 were $9.6 million compared to $12.9 million for the three months ended June 30, 2008, a decrease of $3.3 million or 25.6%. The decrease was primarily due to the completion of the two phase 3 pivotal clinical trials for the treatment of OBD, the completion in 2008 of the trial related to pediatric constipation for Amitiza and the completion of the phase 2 trial of cobiprostone for the prevention of non-steroidal anti-inflammatory drug-induced ulcers, partially offset by on-going costs of the phase 3 efficacy and safety trials of lubiprostone for CIC in Japan.
General and Administrative Expenses
The following summarizes our general and administrative expenses for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
(In thousands)	2009	2008
Salaries, benefits and related costs	$751	$1,206
Legal and consulting expenses	911	595
Other operating expenses	1,262	1,760

Total	$2,924	$3,561

General and administrative expenses were $2.9 million for the three months ended June 30, 2009, compared to $3.6 million for the three months ended June 30, 2008, a decrease of $637,000 or 17.9%. The decrease in salaries, benefits and related costs was primarily attributable to a reduction in force in January 2009 and an overall reduction in incentive compensation for 2009. The increase in legal, consulting and other professional expenses was associated primarily with preparation of a performance audit under our contract with Takeda.
Selling and Marketing Expenses
Selling and marketing expenses represent costs we incur to co-promote Amitiza, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $2.2 million for the three months ended June 30, 2009, compared to $2.9 million for the three months ended June 30, 2008, a decrease of $682,000 or 23.8%. The decrease was primarily due to streamlined commercial operations and a reduction in market research expenses.
Milestone Royalties — Related Parties
Milestone royalties — related parties expense was $375,000 for the three months ended June 30, 2009, reflecting the 5% royalty payment we owed to SAG as a result of the $7.5 million development milestone payment we received from Abbott for the initiation of the first phase 3 study in Japan. We expensed $2.5 million for the three months ended June 30, 2008, reflecting the 5% royalty payment to SAG as a result of the $50.0 million development milestone payment we received from Takeda.

Product Royalties — Related Parties
Product royalties — related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, decreased to $1.6 million for the three months ended June 30, 2009 from $2.0 million for the three months ended June 30, 2008, proportionally with the decrease of product royalty revenue.
Non-Operating Income and Expense
The following table summarizes our non-operating income and expense for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
(In thousands)	2009	2008
Interest income	$219	$565
Other expense, net	(608)	(13)

Total non-operating income (expense), net	$(389)	$552

Interest income was $219,000 for the three months ended June 30, 2009, compared to $565,000 for the three months ended June 30, 2008, a decrease of $346,000, or 61.2%. The decrease was primarily due to lower prevailing interest rates earned by our investments in U.S. Treasury funds, notes and money market securities during the three months ended June 30, 2009 as compared to three months ended June 30, 2008. The other expense, net was primarily attributable to foreign exchange gains and losses.
Income Taxes
We recorded a tax provision of $863,000 and $14.6 million for the three months ended June 30, 2009 and 2008, respectively. The tax provision for the three months ended June 30, 2009 mainly pertained to taxable income generated by our U.S. subsidiary. Our other subsidiaries based in Japan and Europe incurred pre-tax losses for the three months ended June 30, 2009, for which no tax benefit was recognized. The tax provision recorded for the three months ended June 30, 2008 was primarily due to a discrete release of U.S. deferred tax asset valuation allowances and a reduction in the projected effective tax rate for 2008 based on an increase in projected milestone and product royalty revenues. As of June 30, 2009, we had an outstanding non-current income tax liability of $570,780 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the our condensed consolidated financial statements. The liability for uncertain tax positions as of June 30, 2009 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.
Comparison of six months ended June 30, 2009 and June 30, 2008
Revenues
The following table summarizes our revenues for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Research and development revenue	$12,921	$61,546
Product royalty revenue	17,860	16,981
Co-promotion revenue	2,140	2,458
Contract and collaboration revenue	298	283

Total	$33,219	$81,268

Total revenues were $33.2 million for the six months ended June 30, 2009, compared to $81.3 million for the six months ended June 30, 2008, a decrease of $48.1 million or 59.1%.
Research and development revenue was $12.9 million for the six months ended June 30, 2009, compared to $61.5 million for the six months ended June 30, 2008, a decrease of $48.6 million or 79.0%. This decrease was primarily due to the $50.0 million development milestone received from Takeda in May 2008 upon FDA approval of Amitiza for the treatment of the irritable bowel syndrome with constipation in adult women and to reduced revenue recognized in respect to the pediatric, renal, hepatic and OBD trials for Amitiza funded by Takeda, offset in part by $3.9 million in revenue recognized from the initial $10.0 million upfront payment and the $7.5 million development milestone payment received under the agreement with Abbott in Japan.

For the six months ended June 30, 2009 and 2008, we recognized $17.9 million and $17.0 million, respectively, of product royalty revenue, an increase of $900,000 or 5.2%. The increase reflects primarily the sales of Amitiza, 8 mcg, for the treatment of irritable bowel syndrome with constipation in adult women, following its approval by the FDA in April 2008.
For the six months ended June 30, 2009 and 2008, we recognized $2.1 million and $2.5 million, respectively, of co-promotion revenues for reimbursement of sales force costs. The co-promotion reimbursement is capped at $4.5 million annually for 12-month periods ending March 31. The reduced revenue during the six months ended June 30, 2009 reflects this annual limit.
Research and Development Expenses
The following summarizes our research and development expenses for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Direct costs:
AMITIZA	$14,350	$19,026
Cobiprostone	1,577	2,270
SPI - 017	2,316	1,616
Rescula	58	—
Other	254	299

Total	18,555	23,211

Indirect costs	1,031	936

Total	$19,586	$24,147

Total research and development expenses for the six months ended June 30, 2009 were $19.6 million, compared to $24.1 million for the six months ended June 30, 2008, a decrease of $4.5 million or 18.9%. During the six months ended June 30, 2008, we incurred filing and data purchase costs of approximately $2.5 million, which were necessary to submit our European regulatory filings. No such expenditure was recorded during the six months ended June 30, 2009. The decrease was also primarily due to the completion of the two phase 3 pivotal clinical trials for the treatment of opioid-induced bowel dysfunction, the completion in 2008 of the trial related to pediatric constipation for Amitiza and the completion of the phase 2 trial of cobiprostone for the prevention of non-steroidal anti-inflammatory drug-induced ulcers, partially offset by on-going costs of the phase 3 efficacy and safety trials of lubiprostone for CIC in Japan.
General and Administrative Expenses
The following summarizes our general and administrative expenses for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Salaries, benefits and related costs	$1,909	$2,121
Legal and consulting expenses	1,989	1,249
Other operating expenses	2,481	3,358

Total	$6,379	$6,728

General and administrative expenses were $6.4 million for the six months ended June 30, 2009, compared to $6.7 million for the six months ended June 30, 2008, a decrease of $300,000 or 5.2%. The decrease in salaries, benefits and related costs was primarily attributable to a reduction in force in January 2009. The increase in legal, consulting and other professional expenses was primarily associated with the negotiation of our license agreement with Abbott and with preparation for a performance audit under our contract with Takeda.
Selling and Marketing Expenses
Selling and marketing expenses were $4.7 million for the six months ended June 30, 2009, compared to $5.7 million for the six months ended June 30, 2008, a decrease of $1.0 million or 17.8%. The decrease was primarily due to streamlined commercial operations and a reduction in market research expenses.

Milestone Royalties — Related Parties
Milestone royalties — related parties expense was $875,000 for the six months ended June 30, 2009, compared to $3.5 million for the six months ending June 30, 2008. The milestone royalties of $875,000 reflect the 5% royalty payment we owed to SAG as a result of the $10.0 million upfront payment and the $7.5 million development milestone payment we received from Abbott in 2009. The milestone royalties of $3.5 million for the six months ended June 30, 2008 consist of $1.0 million paid to SAG upon the filing of the European marketing authorization application, and of $2.5 million paid to SAG, reflecting 5% of the $50.0 million development milestone payment that we received from Takeda in 2008.
Product Royalties — Related Parties
Product royalties — related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, increased to $3.2 million for the six months ended June 30, 2009, from $3.0 million for the six months ended June 30, 2008, proportionally with the increase of product royalty revenue.
Non-Operating Income and Expense
The following table summarizes our non-operating income and expense for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Interest income	$531	$1,207
Other income (expense), net	214	(1)

Total non-operating income, net	$745	$1,206

Interest income was $531,000 for the six months ended June 30, 2009, compared to $1.2 million for the six months ended June 30, 2008, a decrease of $676,000 or 56.0%. The decrease was primarily due to lower prevailing interest rates earned by our investments in U.S. Treasury funds, notes and money market securities during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase in other income was primarily attributable to foreign exchange gains and fair value changes in auction rate securities, or ARS, and related settlement rights.
Income Taxes
We recorded a tax provision of $1.3 million and $8.9 million for the six months ended June 30, 2009 and 2008, respectively. The tax provision for the six months ended June 30, 2009 mainly pertained to taxable income generated by our U.S. subsidiary. Our other subsidiaries based in Japan and Europe incurred pre-tax losses for the six months ended June 30, 2009, for which no tax benefit was recognized. The tax provision recorded for the six months ended June 30, 2008 was primarily due to a discrete release of U.S. deferred tax asset valuation allowances and a reduction in the projected effective tax rate for 2008 based on an increase in projected milestone and product royalty income. As of June 30, 2009, we had an outstanding non-current income tax liability of $570,780 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the our condensed consolidated financial statements. The liability for uncertain tax positions as of June 30, 2009 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.
Cost Reduction Initiatives
To conserve cash and more closely align our spending towards our strategic objectives, we implemented cost reduction initiatives in January 2009, including a workforce reduction and a refocusing of our research and development plans. We expect that these initiatives will result in reduced costs of approximately $3.0 million during 2009. However, there is no assurance that we will be successful in achieving these cost savings if actual spending varies from our estimates. During the second quarter of 2009, we have decided to initiate most of our future preclinical and early clinical research and development through our Japanese subsidiary.
Reportable Geographic Segments
We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the progress of research and development activities.

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $3.4 million for the six months ended June 30, 2009 compared to income before taxes of $44.8 million for the six months ended June 30, 2008, reflecting the $50.0 million milestone payment from Takeda in the six months ended June 30, 2008.
Our segment in Europe recorded a loss before taxes of $1.3 for the six months ended June 30, 2009 compared to a loss before taxes of $2.4 million for the six months ended June 30, 2008, reflecting the expenses incurred for the European regulatory approval and pre-commercialization activities for Amitiza in Europe.
Our segment in Asia recorded a loss before taxes of $2.8 million for the six months ended June 30, 2009 as compared to a loss before taxes of $3.0 million during the six months ended June 30, 2008. These losses reflect the ongoing investment to plan and implement a phase 3 clinical program for Amitiza and the ongoing preclinical programs for other prostone-based compounds.

				Intercompany
(In thousands)	Americas	Europe	Asia	Eliminations	Consolidated
Three Months Ended June 30, 2009
Total revenues	$14,125	$—	$3,790	$(210)	$17,705
Income (loss) before taxes	2,238	(816)	(797)	—	625

Three Months Ended June 30, 2008
Total revenues	$67,714	$—	$210	$(210)	$67,714
Income (loss) before taxes	47,629	(616)	(2,560)	—	44,453

Six Months Ended June 30, 2009
Total revenues	$29,260	$—	$4,379	$(420)	$33,219
Income (loss) before taxes	3,401	(1,335)	(2,815)	—	(749)

Six Months Ended June 30, 2008
Total revenues	$81,268	$—	$417	$(417)	$81,268
Income (loss) before taxes	44,767	(2,430)	(3,019)	—	39,318

Identifiable Assets
At June 30, 2009	$141,350	$1,857	$17,350	$(619)	$159,938
At December 31, 2008	146,074	568	4,469	(317)	150,794
Liquidity and Capital Resources
Sources of Liquidity
We require cash principally to meet our operating expenses. Historically, we have financed our operations with a combination of up-front payments, milestone and royalty payments, research and development expense reimbursements, private placements of equity securities and our initial public offering.
Our cash, cash equivalents and investments consisted of the following:

	June 30,	December 31,
(In thousands)	2009	2008
Cash and cash equivalents	$41,737	$11,536
Investments, current	68,435	93,776
Investments, non-current	21,330	16,222

	$131,502	$121,534

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of June 30, 2009, our short-term investments consisted of U.S. Treasury notes and bills, money market funds, U.S. government agencies, U.S. corporate commercial paper and municipal securities which have short-term maturities. Our non-current investments primarily consist of municipal securities, U.S. government agencies and investments in ARS. Pursuant to a settlement rights agreement from our ARS broker, we can require the broker to purchase our ARS at par value between June 30, 2010 and July 2, 2012. We do not anticipate having to sell these securities in order to operate our business before the expected redemption dates.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Cash provided by (used in):
Operating activities	$11,013	$50,601
Investing activities	18,995	(50,156)
Financing activities	9	475
Effect of exchange rates	184	4

Net increase in cash and cash equivalents	$30,201	$924

Six Months Ended June 30, 2009
Net cash provided by operating activities was $11.0 million for the six months ended June 30, 2009. This reflected a net loss of $2.0 million, which included a non-cash unrealized loss on settlement rights of $2.4 million, offset in part by a $2.6 million unrealized gain on trading securities, an increase in deferred revenue of $9.4 million, an increase in accrued expenses of $1.0 million and a $936,000 increase in prepaid and income taxes receivable and payable, net. The increase in deferred revenue primarily related to a $10.0 million upfront payment from Abbott upon execution of the license and commercialization agreement by Sucampo Japan in February 2009 and a $7.5 million development milestone payment from Abbott for the initiation of a phase 3 study in Japan, offset by amortization of revenues in the period.
Net cash provided by investing activities of $19.0 million for the six months ended June 30, 2009 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments.
Net cash provided by financing activities of $9,000 for the six months ended June 30, 2009 resulted from the net proceeds we received under our employee stock purchase plan.
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
Net cash used in investing activities of $50.1 million for the six months ended June 30, 2008 primarily reflected our purchases of investments, offset in part by proceeds from the sales and maturities of investments.
Net cash provided by financing activities of $475,000 for the six months ended June 30, 2008 primarily resulted from the net proceeds we received from the exercise of stock options.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements
We will need substantial amounts of capital to continue growing our business. We will require this capital, among other things, to:
•	fund our share of the ongoing development program of Amitiza in the United States;

•	fund development and regulatory efforts in Europe and Japan for Amitiza;

•	fund development and regulatory activities for Rescula in the United States and Canada;

•	fund research and development activities for other prostone compounds, including cobiprostone and SPI-017;

•	fund the expansion of our commercialization activities in the United States and the initiation of commercialization efforts in non-U.S. markets;

•	fund costs for capital expenditures to support the growth of our business; and

•	fund the purchase of shares of our class A common stock up to $10.0 million, if we elect to do so, pursuant to our board-approved stock repurchase program.
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
For the six months ended June 30, 2009, we recorded a net $249,000 gain within other income, net in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as a change in the fair value of our investments in ARS and related settlement rights.
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
Interest Rate Risk
Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of June 30, 2009.
We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.
Credit Risk
Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash and cash equivalents, restricted cash and investments with what we believe to be highly rated financial institutions. As of June 30, 2009 and December 31, 2008, approximately 47.8% and 51.1%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.
As of June 30, 2009, we had $9.4 million invested in one non-mortgage related ARS. On April 29, 2009, one ARS was redeemed by the issuer at par for $9.4 million. Pursuant to the settlement rights offered by our ARS broker, we have the right to require the broker to purchase the remaining ARS at par value at any time during the two-year period beginning June 30, 2010. In addition, given the complexity of ARS and their valuations, our estimates of their fair value may differ from the actual amount we would be able to collect at the time of redemption under the settlement rights offer or ultimate sale.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are not currently a party to any legal proceedings of which the ultimate outcome, in our judgment, would have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed by us with the SEC on March 16, 2009, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the SEC on May 11, 2009. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in conjunction with the existing risk factors disclosed in the Form 10-K and the Form 10-Q.
We have exercised our right to a performance audit of Takeda’s sales efforts with respect to Amitiza; if our dispute with Takeda continues or escalates, we could be required to commit significant financial resources and management time and could ultimately face termination of our Takeda contract and market Amitiza through other means.
In May 2009, we announced our disappointment with the level of U.S. Amitiza sales being generated by Takeda Pharmaceuticals North America and noted that we intend to exercise our rights to pursue a performance audit under our contract with Takeda. We have spent significant financial resources to date to prepare for and negotiate the scope of this performance audit. If we do not come to terms with Takeda not only on the scope of this audit but on means to improve overall sales performance, we may conclude we have no choice but to take the matter to arbitration or to take other legal action. Arbitration or other legal action would likely be expensive and also require the attention of our senior management team.
If our dispute with Takeda escalates, our relationship with Takeda could be compromised and our contracts with Takeda could be jeopardized. Ultimately, our contractual relationship could be terminated, either by us or Takeda, in which case we would be required to market the product by ourselves or to find another commercial partner. In either case, there would likely be a transition period during which Amitiza sales may decline, or our efforts to market Amitiza through other means may not be successful and we may lose significant Amitiza revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During the quarter ended June 30, 2009, we did not purchase any shares under this program.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on May 28, 2009. Of the total number of common shares outstanding on April 1, 2009, a total of 10,795,614 shares of class A common stock and a total of 26,191,050 shares of class B common stock were represented in person or by proxy at the meeting. Results of votes with respect to proposals submitted at the meeting are set forth below.
(a)
To elect seven nominees to serve as directors and hold officer for a term of one year. Our stockholders voted to elect all seven nominees to serve as directors. Votes recorded, by nominee, were as follows:

Nominee	For	Against/Withheld
Ryuji Ueno, M.D., Ph.D., Ph.D.	272,698,755	7,359
Anthony C. Celeste	272,705,378	736
Gayle R. Dolecek	272,634,460	71,654
Andrew J. Ferrara	272,705,452	662
Sachiko Kuno	272,634,534	71,580
Timothy I. Maudlin	272,705,452	662
John C. Wright	272,705,378	736
(b)
To consider and vote upon a proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. Votes recorded were as follows:

For	Against	Abstain
272,700,251	5,801	62

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	Unoprostone Exclusive Manufacturing and Supply Agreement between R-Tech Ueno, Ltd. and Sucampo Pharma Americas, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (filed May 11, 2009)

10.2*	Unoprostone NDA Transfer, Patent and Know-how Licensing, and Data Sharing Agreement between R-Tech Ueno, Ltd. and Sucampo Pharma Americas, Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (filed May 11, 2009)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.
August 7, 2009	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors (Principal Executive Officer)

August 7, 2009	By:	/s/ JAN SMILEK
Jan Smilek
Chief Financial Officer (Principal Financial and Accounting Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	Unoprostone Exclusive Manufacturing and Supply Agreement between R-Tech Ueno, Ltd. and Sucampo Pharma Americas, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (filed May 11, 2009)

10.2*	Unoprostone NDA Transfer, Patent and Know-how Licensing, and Data Sharing Agreement between R-Tech Ueno, Ltd. and Sucampo Pharma Americas, Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (filed May 11, 2009)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

*	Confidential treatment has been requested for portions of this exhibit.