Form 10-Q
period 2009-09-30
Sucampo Pharmaceuticals, Inc.
filed 2009-11-06
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33609
SUCAMPO PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0520478
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

4520 East-West Highway, Suite 300
Bethesda, MD 20814	(301) 961-3400
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2009, there were 15,654,258 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$31,751	$11,536
Investments, current	53,038	93,776
Product royalties receivable	9,368	9,725
Unbilled accounts receivable	828	4,373
Accounts receivable	1,350	878
Prepaid and income taxes receivable	—	133
Deferred tax assets, net	190	963
Prepaid expenses and other current assets	3,447	3,641

Total current assets	99,972	125,025

Investments, non-current	38,853	16,222
Property and equipment, net	2,357	2,275
Deferred tax assets, non-current	4,216	4,026
Other assets	4,339	3,246

Total assets	$149,737	$150,794

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,122	$1,433
Accrued expenses	9,414	9,764
Deferred revenue, current	13,499	15,599
Income taxes payable, net	313	—

Total current liabilities	25,348	26,796

Deferred revenue, non-current	10,217	8,061
Other liabilities	2,110	2,147

Total liabilities	37,675	37,004

Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Class A common stock, $0.01 par value; 270,000,000 shares authorized at September 30, 2009 and December 31, 2008; 15,654,258 and 15,651,849 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	156	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2009 and December 31, 2008; 26,191,050 shares issued and outstanding at September 30, 2009 and December 31, 2008	262	262
Additional paid-in capital	98,516	98,243
Accumulated other comprehensive income	454	354
Retained earnings	12,674	14,775

Total stockholders’ equity	112,062	113,790

Total liabilities and stockholders’ equity	$149,737	$150,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Research and development revenue	$7,045	$5,436	$19,966	$66,982
Product royalty revenue	9,367	7,718	27,227	24,699
Co-promotion revenue	1,266	1,185	3,406	3,643
Contract and collaboration revenue	153	142	451	425

Total revenues	17,831	14,481	51,050	95,749

Operating expenses:
Research and development	7,383	11,390	26,969	35,537
General and administrative	4,317	3,863	10,696	10,591
Selling and marketing	3,047	2,680	7,747	8,398
Milestone royalties — related parties	—	—	875	3,531
Product royalties — related parties	1,664	1,359	4,837	4,391

Total operating expenses	16,411	19,292	51,124	62,448

Income (loss) from operations	1,420	(4,811)	(74)	33,301
Non-operating income (expense):
Interest income	211	655	742	1,862
Other expense, net	(250)	(15)	(36)	(16)

Total non-operating income (expense), net	(39)	640	706	1,846

Income (loss) before income taxes	1,381	(4,171)	632	35,147
Income tax benefit (provision)	(1,469)	1,745	(2,733)	(7,192)

Net income (loss)	$(88)	$(2,426)	$(2,101)	$27,955

Net income (loss) per share:
Basic net income (loss) per share	$—	$(0.06)	$(0.05)	$0.67

Diluted net income (loss) per share	$—	$(0.06)	$(0.05)	$0.67

Weighted average common shares outstanding — basic	41,844	41,813	41,844	41,768

Weighted average common shares outstanding — diluted	41,844	41,813	41,844	42,022

Comprehensive income (loss):
Net income (loss)	$(88)	$(2,426)	$(2,101)	$27,955
Other comprehensive income gain (loss):
Unrealized gain (loss) on investments, net of tax effect	20	374	(52)	(1,082)
Foreign currency translation	15	54	152	59

Comprehensive income (loss)	$(53)	$(1,998)	$(2,001)	$26,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2008	15,651,849	$156	26,191,050	$262	$98,243	$354	$14,775	$113,790
Employee stock option expense	—	—	—	—	259	—	—	259
Stock issued under employee stock purchase plan	2,409	—	—	—	14	—	—	14
Foreign currency translation	—	—	—	—	—	152	—	152
Unrealized loss on investments, net of tax effect	—	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	—	(2,101)	(2,101)

Balance at September 30, 2009	15,654,258	$156	26,191,050	$262	$98,516	$454	$12,674	$112,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(2,101)	$27,955
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	532	326
Deferred tax provision (benefit)	616	(4,312)
Stock-based compensation	259	567
Amortization of premiums (accretion of discounts) on investments	898	(95)
Unrealized gain on trading securities	(2,601)	—
Unrealized loss on settlement rights on auction rate securities	2,352	—
Changes in operating assets and liabilities:
Accounts receivable	(472)	493
Unbilled accounts receivable	3,545	1,219
Product royalties receivable	357	1,055
Prepaid and income taxes receivable and payable, net	441	3,224
Accounts payable	643	(415)
Accrued expenses	(520)	3,815
Deferred revenue	(483)	4,893
Other assets and liabilities, net	(501)	(114)

Net cash provided by operating activities	$2,965	$38,611

Cash flows from investing activities:
Purchases of investments	(205,726)	(135,584)
Proceeds from the sales of investments	127,092	41,000
Maturities of investments	98,359	43,125
Purchases of property and equipment	(463)	(342)
Purchase of intangible assets	(2,915)	—

Net cash provided by (used in) investing activities	16,347	(51,801)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	870
Excess tax benefits from share-based payments	—	155
Proceeds from employee stock purchase plan	14	—

Net cash provided by financing activities	14	1,025

Effect of exchange rates on cash and cash equivalents	889	(30)

Net increase (decrease) in cash and cash equivalents	20,215	(12,195)
Cash and cash equivalents at beginning of period	11,536	25,559

Cash and cash equivalents at end of period	$31,751	$13,364

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets included in accrued expenses	$500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Business Organization and Basis of Presentation
Description of the Business
Sucampo Pharmaceuticals, Inc., or the Company, is an international biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones, a class of compounds derived from functional fatty acids that occur naturally in the human body. The Company is focused on developing prostones for the treatment of gastrointestinal, respiratory, vascular and central nervous system diseases and other disorders for which there are unmet or underserved medical needs and significant commercial potential.
In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration, or FDA, for its first product, Amitiza® (lubiprostone), to treat chronic idiopathic constipation, or CIC, in adults. In April 2008, the Company received a second marketing approval from the FDA for Amitiza to treat irritable bowel syndrome with constipation in adult women. Amitiza is being marketed and developed in the United States for gastrointestinal indications under a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda. The Company is primarily responsible for development activities under the agreement. The Company and Takeda initiated commercial sales of Amitiza in the United States for the treatment of CIC in April 2006 and for the treatment of irritable bowel syndrome with constipation in May 2008 and they are currently developing Amitiza for the treatment of opioid-induced bowel dysfunction, or OBD.
In February 2009, the Company entered into a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott, for lubiprostone in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone in Japan for the treatment of CIC and received the right of first refusal to any additional indications for which lubiprostone is developed in Japan. The Company is primarily responsible for development activities under the agreement. Abbott is responsible for all commercialization expenses and efforts. The Company has retained the right to co-promote lubiprostone in Japan.
In April 2009, the Company entered into two agreements with R-Tech Ueno Ltd., or R-Tech, a Japanese manufacturing and research and development company, to acquire all patents and other intellectual property rights related to Rescula® (unoprostone isopropyl) in the United States and Canada (Note 7). R-Tech is majority owned by the Company’s founders and one of the founders serves as the chair of R-Tech’s board of directors. Although Rescula eye drops were approved by the FDA for the treatment of open-angle glaucoma and ocular hypertension in 2000, Rescula is not currently marketed in the United States or Canada. The Company plans to re-launch Rescula in the United States for the treatment of open-angle glaucoma and ocular hypertension and to initiate clinical trials of Rescula for the treatment of dry age-related macular degeneration, or dry AMD, in 2010.
The Company’s founders, Drs. Ueno and Kuno, directly or indirectly own the majority holdings in the Company as well as in other companies that have significant contractual relationships with the Company as described more fully in Note 7. Dr. Ueno, who is married to Dr. Kuno, serves as the chairman of the board of directors, chief executive officer and chief scientific officer of the Company and Dr. Kuno serves as a director of the Company and the executive advisor of international business development.
The Company’s operations are conducted through its subsidiaries based in Japan, the United States, and the United Kingdom.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The financial information as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.
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
Current and Non-current Investments
Current and non-current investments consist primarily of U.S. Treasury bills and notes, U.S. government agencies securities, municipal and corporate bonds and auction rate securities, or ARS. The Company classifies its investments into current and non-current based on their maturities and management’s reasonable expectation to realize these investments in cash. The Company classifies all of its investments, except ARS, as available for sale securities and reports unrealized gains or losses, net of related tax effects, in other comprehensive income. Pursuant to the Company’s acceptance of settlement rights for its investments in ARS in October 2008, the Company classifies its investments in ARS as trading securities and records gains or losses resulting from the changes in fair values of its ARS and related settlement rights in other income (expense), net. The fair value of the settlement rights related to ARS is recorded as non-current other assets. The fair value of the settlement rights has been derived from the par value of the Company’s investment in ARS and the fair value of ARS as of the recognition date, since the settlement rights obligate the broker to redeem the ARS at par value.
Fair Value
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses, approximate their fair values based on their short maturities, independent valuations or internal assessments.
Revenue Recognition
The Company’s revenues are derived primarily from collaboration and license agreements and include up-front payments, development milestone payments, reimbursements of development and co-promotion costs and product royalties.
The Company evaluated the multiple deliverables within the collaboration and license agreements in accordance with the guidance of multiple deliverables to determine whether the delivered elements that are the obligation of the Company have value to other parties to the agreement on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting. The Company’s deliverables under the Takeda and Abbott agreements are more fully described in Note 8.
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
The Company applies a proportional-performance model using the percentage-of-completion method of revenue recognition for cash flows associated with research and development deliverables under the Abbott license, commercialization and supply agreement. Since the Company has previous research and development experience and the expected cost to complete the development can be reasonably estimated, the Company believes a proportional-performance methodology of revenue recognition is appropriate. Under this method, revenue in any period is recognized as a percentage of the total actual cost expended relative to the total estimated costs required to satisfy the performance obligations under the arrangement related to the development. Revenue recognized is limited to the amounts that are non-refundable and that the other party to the agreement is contractually obligated to pay to the Company.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company recognizes reimbursable research and development costs under the Takeda agreement as research and development revenue using a time-based model over the estimated performance period. The research and development revenue for these obligations is limited to the lesser of the actual reimbursable costs incurred or the straight-line amount of revenue recognized over the estimated performance period. Revenues are recognized for reimbursable costs only if those costs can be reasonably determined. Research and development costs are not reimbursable under the Abbott agreement.
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
Contract revenue related to development and consulting activities is also accounted for under the time-based model.
The Company considers its participation in the joint committees under the collaboration agreements as separate deliverables under the contracts and recognizes the fair value of such participation as revenue over the period of the participation per the terms of the contracts.
The Company has determined that it is acting as a principal under both the Takeda and Abbott agreements and, as such, records revenue on a gross basis in the condensed consolidated statements of operations and comprehensive income (loss).
Certain Risks, Concentrations and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of September 30, 2009 and December 31, 2008, approximately $68.3 million, or 55.2%, and $62.2 million, or 51.1%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments was issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.
The settlement rights between the Company and UBS AG, or the ARS Broker, obligate the ARS Broker to purchase the remaining ARS at a par value of $10.0 million during a two-year period beginning June 30, 2010 if the Company exercises its related settlement rights. The Company does not anticipate needing to sell the remaining ARS before June 30, 2010.
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
The Company’s products, Amitiza and Rescula, compete in a rapidly changing, highly competitive market, which is characterized by advances in scientific discovery, changes in customer requirements, evolving regulatory requirements and developing industry standards. Any failure by the Company to anticipate or to respond adequately or timely to scientific developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s business, operating results and future cash flows.
The Company’s expected activities may necessitate significant uses of working capital. The Company’s working capital requirements will depend on many factors, including the successful sales of Amitiza and Rescula, research and development efforts to develop new products or indications, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s new products by physicians and patients. The Company plans to continue financing operations with its existing cash and investments as well as with product royalty revenue and cash received from milestones and other revenue related to its joint collaboration, license and supply agreements.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Revenues from one unrelated party, Takeda, accounted for 80% and 99%, of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively, and 85% and 100% for the nine months ended September 30, 2009 and 2008, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 96% and 97% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at September 30, 2009 and December 31, 2008, respectively. Revenues from another unrelated party, Abbott, accounted for 20% of the Company’s total revenues for the three months ended September 30, 2009 and 15% for the nine months ended September 30, 2009. There was no corresponding revenue for 2008. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted (Note 8).
The Company has an exclusive supply arrangement with R-Tech to provide it with commercial and clinical supplies of its product and product candidates. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (Note 7).
The Company has previously entered into a restated license agreement with Sucampo AG, or SAG, to grant the Company a royalty-bearing, exclusive, worldwide license to develop prostone compounds, including Amitiza. SAG is a Swiss-patent holding company and an entity wholly-owned by the Company’s founders. The Company’s success depends, in part, on SAG’s ability to obtain and maintain proprietary protection for the intellectual property rights relating to the prostone technology and products (Note 7).
Recent Accounting Pronouncements
In December 2007, the FASB issued authoritative guidance for collaborative arrangements which prohibits the equity method of accounting for collaboration agreements unless a legal entity exists. According to this guidance, payments between the collaborative partners are evaluated and reported in the income statement based on applicable GAAP. Absent specific GAAP, the participants to the arrangement will apply other existing GAAP by analogy or apply a reasonable and rational accounting policy consistently. The guidance is effective for periods that begin after December 15, 2008 and applies to arrangements in existence as of the effective date. The effect of the new consensus shall be accounted for as a change in accounting principle through retrospective application. The Company adopted the provisions of this guidance effective January 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.
In February 2008, the FASB issued authoritative guidance which delayed the effective date of the guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement partially deferred the effective date to fiscal years beginning after November 15, 2008. The Company adopted the provisions of this guidance effective January 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.
In October 2008, the FASB issued authoritative guidance that clarifies the application for fair value measurements in a market that is not active. This guidance addresses how management should consider measuring fair value when relevant observable data does not exist. This guidance also addresses how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The application of this guidance did not have a material impact on the condensed consolidated financial statements.
In April 2009, the FASB issued authoritative guidance which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This guidance addresses estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. It became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This guidance applies to all fair value measurements when appropriate. The Company adopted the guidance effective April 1, 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.
In April 2009, the FASB issued authoritative guidance for subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent events sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. The Company adopted the provisions of this guidance effective April 2009 and such adoption did not have a material impact on the condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of qualifying special-purpose entities, or QSPEs, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is continuing to evaluate the impact that this amendment would have on its financial condition and results of operation upon adoption.
In June 2009, the FASB also issued the FASB Accounting Standards Codification, or Codification. The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and has no effect on these condensed consolidated financial statements, other than to modify certain disclosures regarding the accounting policies followed by the Company.
In September 2009, the FASB issued an amendment to the authoritative guidance which addresses how revenues should be allocated among products and services in multiple-deliverable revenue arrangements. The guidance establishes a hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and management’s best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance will be effective prospectively for agreements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is continuing to evaluate the impact that this amendment would have on its financial condition and results of operation upon adoption.
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

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The computation of net income (loss) per share for the three and nine months ended September 30, 2009 and 2008 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Basic net income (loss) per share:
Net income (loss)	$(88)	$(2,426)	$(2,101)	$27,955

Weighted average class A and B common shares outstanding	41,844	41,813	41,844	41,768

Basic net income (loss) per share	$—	$(0.06)	$(0.05)	$0.67

Diluted net income (loss) per share:
Net income (loss)	$(88)	$(2,426)	$(2,101)	$27,955

Weighted average class A and B common shares outstanding for diluted net income per share	41,844	41,813	41,844	41,768

Assumed exercise of stock options under the treasury stock method	—	—	—	254

	41,844	41,813	41,844	42,022

Diluted net income (loss) per share	$—	$(0.06)	$(0.05)	$0.67

For the periods listed above, the potentially dilutive securities used in the calculations of diluted historical net income (loss) per share as of September 30, 2009 and 2008 are as follows:

	September 30,
(In thousands)	2009	2008
Employee stock options	—	381
Non-employee stock options	—	450
For the periods listed above, the following securities were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive as of September 30, 2009 and 2008:

	September 30,
(In thousands)	2009	2008
Employee stock options	778	407
Non-employee stock options	450	—

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Current and Non-Current Investments
At September 30, 2009 and December 31, 2008, current and non-current available-for-sale investments consisted of the following securities:

	September 30, 2009
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$2,999	$—	$—	$2,999
U.S. commercial paper	750	—	—	750
U.S. government securities	22,980	20	(1)	22,999
Municipal securities	24,979	2	(8)	24,973
Certificates of deposits	750	—	(1)	749
Money market funds	568	—	—	568

Total	$53,026	$22	$(10)	$53,038

Non-current:
U.S. government securities	$9,721	$13	$(3)	$9,731
Municipal securities	1,817	1	(3)	1,815
Certificates of deposits	1,000	—	(2)	998
Corporate bonds	16,858	28	—	16,886
Auction rate securities	10,000	—	(577)	9,423

Total	$39,396	$42	$(585)	$38,853

	December 31, 2008
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$42,620	$130		$42,750
Money market funds	51,026	—		51,026

Total	$93,646	$130	$—	$93,776

Non-current:
Auction rate securities	$19,400	$—	$(3,178)	$16,222

The Company records unrealized gains and losses resulting from changes in the fair value of the auction rate securities and related settlement rights within other income (loss).

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company’s assets measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for identical	Observable	Unobservable
September 30, 2009	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$2,999	$—	$—	$2,999
U.S. government securities	32,730	—	—	32,730
U.S. commercial paper	—	750	—	750
Corporate bonds	16,886	—	—	16,886
Municipal securities	26,788	—	—	26,788
Auction rate securities	—	—	9,423	9,423
Settlement rights for auction rate securities*	—	—	466	466
Money market funds	568	—	—	568
Certificates of deposits	—	1,747	—	1,747

Total assets measured at fair value	$79,971	$2,497	$9,889	$92,357

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
December 31, 2008	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$42,750	$—	$—	$42,750
Auction rate securities	—	—	16,222	16,222
Settlement rights for auction rate securities*	—	—	2,818	2,818
Money market funds	51,026	—	—	51,026

Total assets measured at fair value	$93,776	$—	$19,040	$112,816

*	included in non-current other assets in the accompanying condensed consolidated balance sheets
The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in the fair value measurement statement during the nine months ended September 30, 2009:

Auction Rate
Securities and
Related
Settlement
(In thousands)	Rights
Balance at December 31, 2008	$19,040
Total net unrealized gains included in earnings	249
Redemptions	(9,400)

Balance at September 30, 2009	$9,889

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Accrued Expenses
Accrued expenses consisted of the following as of:

	September 30,	December 31,
(In thousands)	2009	2008
Research and development costs	$4,617	$7,086
Employee compensation	897	1,748
Selling and marketing costs	778	346
Product royalty liability-related party	1,663	—
Other accrued expenses	1,459	584

Total	$9,414	$9,764

The accrued selling and marketing expenses include $696,000 in costs incurred upon the Company’s withdrawal of certain European marketing applications in the third quarter of 2009. These expenses were recorded during the three months ended September 30, 2009 and consist mainly of adverse commitments to purchase initial stock of lubiprostone in respect to its previously anticipated European commercial launch.
6. Commitments
Operating Leases
The Company leases office space in the United States, the United Kingdom and Japan under operating leases ranging through 2017. Total future minimum, non-cancelable lease payments under operating leases, which do not include future sub-lease receipts of approximately $97,000, were as follows as of September 30, 2009:

(In thousands)
2009 (October-December)	$370
2010	1,204
2011	1,006
2012	963
2013	992
2014 and thereafter	3,297

Total minimum lease payments	$7,832

Rent expense for all operating leases was $322,000 and $296,000 for the three months ended September 30, 2009 and 2008, respectively, and $965,000 and $874,000 for the nine months ended September 30, 2009 and 2008, respectively.
Research and Development Costs
The Company routinely enters into agreements with third-party clinical research organizations, or CROs, to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs through 2013 under these agreements as of September 30, 2009 were approximately $9.8 million.
7. Related Party Transactions
R-Tech Ueno, Ltd.
The Company is a party to multiple exclusive license and supply agreements with R-Tech covering various compounds and territories. The Company’s founders, directly or indirectly, own a majority of the stock of R-Tech and one of the founders is the chairman of the board of directors of R-Tech.
The following paragraphs describe the agreements entered into in 2009:
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
Under the terms of the April 2009 agreements, the Company made an upfront payment of $3.0 million and is required to make up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of Rescula for the treatment of glaucoma and is considered probable of occurring; therefore, this amount is included in accrued expenses and recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of September 30, 2009, both of which are reflected in other non-current assets in the accompanying condensed consolidated balance sheet. The Company is amortizing the $3.4 million intangible asset over the 10-year life of the license agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense of $142,000 for the nine months ended September 30, 2009 is recorded in research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The annual estimated amortization expense of these intangible assets is approximately $342,000 through April 2019.
The Company recorded the following expenses under all of its agreements with R-Tech:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Clinical supplies	$720	$38	$2,341	$553
Other research and development services	7	62	3,046	111

	$727	$100	$5,387	$664

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

	September 30,	December 31,
(In thousands)	2009	2008
Deferred revenue, current	$431	$419
Deferred revenue, non-current	6,354	6,444

	$6,785	$6,863

The Company recognized approximately $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended September 30, 2009 and 2008 and approximately $314,000 for each of the nine months ended September 30, 2009 and 2008, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Sucampo AG License Agreements
In February 2009, the Company entered into an addendum to the Amended and Restated Patent Access Agreement originally entered between the Company and SAG on June 30, 2006. The Company’s founders directly or indirectly own all of the stock of SAG. Under the addendum, the patent and know-how royalties Sucampo Japan is obligated to pay to SAG were reduced with respect to sales of lubiprostone in Asia, Australia and New Zealand as follows:
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
The Company expensed approximately $1.7 million and $1.4 million in product royalties - related parties under the license agreement with SAG for the three months ended September 30, 2009 and 2008, respectively, and approximately $4.8 million and $4.4 million for the nine months ended September 30, 2009 and 2008, respectively, reflecting 3.2% of Amitiza net sales in the U.S. during each of these periods.
The Company is also required to pay additional milestone payments to SAG, including 5% of milestone payments received under any sublicensing agreements for the in-licensed compounds.
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
8. Collaboration and License Agreements
Abbott license and commercialization and supply agreement
In February 2009, the Company entered into an exclusive 15-year license, commercialization and supply agreement with Abbott to develop and commercialize lubiprostone for the treatment of CIC in Japan. Additionally, the agreement grants Abbott the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks.
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
Abbott is required to fund and undertake all commercialization efforts including pre-launch and post-launch marketing, promotion and distribution. Abbott is required to maintain the number of sales staff and the estimated level of annual net sales based on the commercialization plan to be developed and approved by the joint commercialization and steering committee described above. The Company has retained the right to co-promote the product in Japan and is responsible for the cost of co-promotion.
Under the terms of the agreement, payments to the Company include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals. Following marketing authorization and pricing approval, Abbott will purchase the finished product from the Company for distribution in Japan at agreed upon prices. Based on the terms of the agreement, the Company received an upfront payment of $10.0 million upon execution of the agreement in February 2009. In May 2009, the Company achieved the first development milestone when it initiated the phase 3 clinical trial for lubiprostone for the treatment of CIC in Japan and received a $7.5 million milestone payment from Abbott. The Company is recognizing these payments as research and development revenue under a proportional-performance model using the percentage-of-completion method of revenue recognition. There can be no assurances that the Company will receive additional development or commercial milestone payments under this agreement.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the cash streams and related revenue recognized or deferred under the license, commercialization and supply agreement with Abbott for the nine months ended September 30, 2009:

		Cash Received	Revenue	Foreign Currency
	Amount	for the Nine	Recognized for the	Effects for the	Amount
	Deferred at	Months Ended	Nine Months Ended	Nine Months Ended	Deferred at
	December 31,	September 30,	September 30,	September 30,	September 30,
(In thousands)	2008	2009	2009	2009	2009
Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint committees	$—	$677	$27	$(19)	$669

Research and development revenue:
Up-front payment	$—	$9,323	$4,058	$(40)	$5,305
Development milestone payment	—	7,500	3,369	(262)	$4,393

Total	$—	$16,823	$7,427	$(302)	$9,698

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
The Company has received a total of $150.0 million in up-front and development milestone payments through September 30, 2009 under these agreements. Subject to future development and commercial milestones, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the collaboration and license agreements with Takeda, although there can be no assurance that the Company will receive any such payments.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the cash streams and related revenue recognized or deferred under the collaboration and license agreements with Takeda for the nine months ended September 30, 2009:

		Cash Received	Revenue	Change in Accounts
	Amount	for the Nine	Recognized for the	Receivable for the	Amount
	Deferred at	Months Ended	Nine Months Ended	Nine Months Ended	Deferred at
	December 31,	September 30,	September 30,	September 30,	September 30,
(In thousands)	2008	2009	2009	2009*	2009
Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint committees	$1,764	$—	$111	$—	$1,653

Research and development revenue:
Reimbursement of research and development expenses	$14,755	$6,272	$12,539	$(3,578)	$4,910

Product royalty revenue	$—	$27,584	$27,227	$(357)	$—

Co-promotion revenue	$—	$2,972	$3,406	$434	$—

*	Includes billed and unbilled accounts receivable.
In May 2009, the Company issued a press release expressing its disappointment with the level of U.S. Amitiza sales being generated by Takeda and noted that it intended to exercise its rights to pursue a performance audit under its contract with Takeda. The Company has subsequently initiated certain audit procedures and continues to analyze Takeda’s performance.
9. Stock Option Plan
The following table summarizes the employee stock option activity for the nine months ended September 30, 2009 under the Company’s 2001 Incentive Plan:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate
	Shares	Share	(Years)	Intrinsic Value
Options outstanding, December 31, 2008	455,600	$10.34
Options forfeited	(850)	10.00
Options expired	(96,050)	10.00

Options outstanding, September 30, 2009	358,700	10.43	4.45	$—

Options exercisable, September 30, 2009	358,700	10.43	4.45	$—

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the employee stock option activity for the nine months ended September 30, 2009 under the Company’s 2006 Incentive Plan:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate
	Shares	Share	(Years)	Intrinsic Value
Options outstanding, December 31, 2008	275,000	$13.86
Options granted	167,000	5.37
Options forfeited	(38,950)	13.07
Options expired	(32,250)	14.12

Options outstanding, September 30, 2009	370,800	10.19	7.95	$—

Options exercisable, September 30, 2009	88,000	14.42	6.50	$—

The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and the year ended December 31, 2008 were $2.77 and $5.88, respectively. As of September 30, 2009, approximately $978,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 3.18 years.
The following table summarizes the non-employee stock option activity for the nine months ended September 30, 2009 under the Company’s 2001 Incentive Plan:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate
	Shares	Share	(Years)	Intrinsic Value
Options outstanding, December 31, 2008	450,000	$5.85

Options outstanding, September 30, 2009	450,000	5.85	5.58	$—

Options exercisable, September 30, 2009	450,000	5.85	5.58	$—

No non-employee stock options were exercised, forfeited or expired during the nine months ended September 30, 2009.
Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan, or ESPP, a total of 2,409 shares of class A common stock were purchased during the nine months ended September 30, 2009. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986 and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The Company received $13,801 upon purchase of shares under the ESPP for the nine months ended September 30, 2009.
10. Income Taxes
For the three months ended September 30, 2009, the Company recorded a tax provision of $1.5 million and a tax benefit of $1.7 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, the Company recorded a tax provision of $2.7 million and $7.2 million, respectively. The tax provision for the three and nine months ended September 30, 2009 primarily pertained to taxable income generated by the Company’s U.S. and Asian subsidiaries. The Company’s other subsidiary based in Europe incurred a pre-tax loss for the nine months ended September 30, 2009, for which no tax benefit was recognized. The tax provision recorded for the nine months ended September 30, 2008 was primarily due to a discrete release of U.S. deferred tax asset valuation allowances and a reduction in the projected effective tax rate for 2008 based on an increase in projected milestone and product royalty revenue.

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
Uncertain Tax Positions
The Company applies the FASB’s guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.
The Company had an outstanding non-current income tax liability of $713,622 for uncertain tax positions as of September 30, 2009. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s condensed consolidated financial statements, and is reflected in other liabilities in the accompanying condensed consolidated balance sheets. The liability for uncertain tax positions as of September 30, 2009 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.
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

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
11. Segment Reporting
The Company has determined that it has three reportable segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. The Company evaluates the performance of these segments based on income (loss) from operations, as well as other factors, including the progress of its research and development activities. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services. Following is a summary of financial information by reportable geographic segment.

				Intercompany
(In thousands)	Americas	Europe	Asia	Eliminations	Consolidated
Three Months Ended September 30, 2009
Research and development revenue	$3,562	$—	$3,483	$—	$7,045
Product royalty revenue	9,367	—	—	—	9,367
Co-promotion revenue	1,266	—	—	—	1,266
Contract and collaboration revenue	141	—	282	(270)	153

Total revenues	14,336	—	3,765	(270)	17,831
Research and development expenses	3,040	459	3,884	—	7,383
Depreciation and amortization	213	3	7	—	223
Other operating expenses	7,790	1,029	256	(270)	8,805

Income (loss) from operations	3,293	(1,491)	(382)	—	1,420
Interest income	277	—	2	(68)	211
Other non-operating expense, net	(17)	(22)	(279)	68	(250)

Income (loss) before income taxes	$3,553	$(1,513)	$(659)	$—	$1,381

Capital expenditures	$64	$—	$87	$—	$151

Three Months Ended September 30, 2008
Research and development revenue	$5,436	$—	$—	$—	$5,436
Product royalty revenue	7,718	—	—	—	7,718
Co-promotion revenue	1,185	—	—	—	1,185
Contract and collaboration revenue	142	—	213	(213)	142

Total revenues	14,481	—	213	(213)	14,481
Research and development expenses	10,217	330	843	—	11,390
Depreciation and amortization	110	1	3	—	114
Other operating expenses	7,602	139	257	(210)	7,788

Income (loss) from operations	(3,448)	(470)	(890)	(3)	(4,811)
Interest income	678	1	2	(26)	655
Other non-operating expense, net	(6)	(17)	(21)	29	(15)

Income (loss) before income taxes	$(2,776)	$(486)	$(909)	$—	$(4,171)

Capital expenditures	$5	$35	$—	$—	$40

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Intercompany
(In thousands)	Americas	Europe	Asia	Eliminations	Consolidated
Nine Months Ended September 30, 2009
Research and development revenue	$12,539	$—	$7,427	$—	$19,966
Product royalty revenue	27,227	—	—	—	27,227
Co-promotion revenue	3,406	—	—	—	3,406
Contract and collaboration revenue	424	—	717	(690)	451

Total revenues	43,596	—	8,144	(690)	51,050
Research and development expenses	16,398	788	9,783	—	26,969
Depreciation and amortization	512	9	11	—	532
Other operating expenses	20,851	1,659	1,803	(690)	23,623

Income (loss) from operations	5,835	(2,456)	(3,453)	—	(74)
Interest income	928	—	4	(190)	742
Other non-operating expense, net	191	(392)	(25)	190	(36)

Income (loss) before income taxes	$6,954	$(2,848)	$(3,474)	$—	$632

Capital expenditures	$3,259	$3	$116	$—	$3,378

Nine Months Ended September 30, 2008
Research and development revenue	$66,982	$—	$—	$—	$66,982
Product royalty revenue	24,699	—	—	—	24,699
Co-promotion revenue	3,643	—	—	—	3,643
Contract and collaboration revenue	425	—	630	(630)	425

Total revenues	95,749	—	630	(630)	95,749
Research and development expenses	29,976	1,703	3,858	—	35,537
Depreciation and amortization	318	1	7	—	326
Other operating expenses	25,348	1,188	679	(630)	26,585

Income (loss) from operations	40,107	(2,892)	(3,914)	—	33,301
Interest income	1,924	6	5	(73)	1,862
Other non-operating expense, net	(39)	(30)	(20)	73	(16)

Income (loss) before income taxes	$41,992	$(2,916)	$(3,929)	$—	$35,147

Capital expenditures	$304	$35	$3	$—	$342

As of September 30, 2009
Property and equipment, net	$2,108	$37	$212	$—	$2,357

Identifiable assets, net of intercompany loans and investments	$134,692	$1,281	$14,836	$(1,072)	$149,737

As of December 31, 2008
Property and equipment, net	$2,134	$39	$102	$—	$2,275

Identifiable assets, net of intercompany loans
and investments	$146,074	$568	$4,469	$(317)	$150,794

12. Subsequent Events
On October 7, 2009, the board of directors of the Company adopted a new compensation program for its non-employee directors and approved a new form of stock option agreement to be used for future stock option awards to non-employee directors.
Management of the Company has evaluated subsequent events for potential recognition and disclosure through November 6, 2009, the date the financial statements were issued.

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
In February 2009, we entered into a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott, for lubiprostone in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone in Japan for the treatment of CIC and received the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Abbott is responsible for all commercialization expenses and efforts. We are responsible for the research and development activities under the agreement. We have retained the right to co-promote lubiprostone in Japan and we are responsible for such costs of co-promotion. Based on the terms of the agreement, we received an upfront payment of $10.0 million upon execution of the agreement in February 2009 and in May 2009 we received a development milestone payment of $7.5 million upon the initiation of phase 3 clinical trials of lubiprostone for CIC in Japan. We are recognizing revenue from the upfront and development milestone payments over the term of the CIC development program in Japan on a percentage of completion basis.
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
Under the terms of the agreements, we made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of Rescula for the treatment of glaucoma and is considered probable of occurring; therefore, this amount is recorded as part of the initial cost of the acquired assets. We allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of September 30, 2009, both of which are reflected in other non-current assets in the accompanying condensed consolidated balance sheet. We are amortizing the $3.4 million over the 10-year life of the license agreement, which we believe approximates the useful life of the underlying rights and data. The annual amortization expense is estimated at approximately $342,000 through April 2019.

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
We hold an exclusive worldwide royalty-bearing license from Sucampo AG, or SAG, a Swiss patent-holding company that is wholly owned by our founders, to develop and commercialize Amitiza and all other prostone compounds covered by patents and patent applications held by SAG. We are obligated to assign to SAG all patentable improvements that we make in the field of prostones, which in turn SAG is obligated to license back to us on an exclusive basis.
Drs. Ryuji Ueno and Sachiko Kuno, our founders, are married to each other and directly or indirectly own the majority of our common stock, a majority of the stock of R-Tech and all of the stock of SAG. Dr. Ueno serves as the chairman of our board of directors and is our chief executive officer and chief scientific officer. Dr. Kuno is a member of our board of directors and executive advisor of international business development. Dr. Kuno also serves as the chair of the board of directors of R-Tech.
We conduct our business through our subsidiaries based in the United States, the United Kingdom and Japan. These subsidiaries represent our reportable geographic segments and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these subsidiaries. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.
Our Clinical Development Programs
We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:
Amitiza (lubiprostone) in the United States and Canada. We currently are developing Amitiza to treat OBD. We recently announced the top line results from the two identically designed phase 3 placebo-controlled pivotal clinical trials of Amitiza (24 mcg, twice daily) for the treatment of OBD in patients with chronic, non-cancer pain. We also are conducting a follow-on open-label safety extension trial that we plan to complete by the end of 2009.
Results of recently completed phase 3 clinical trials of Amitiza for the treatment of OBD are as follows:
•
The first study met the primary endpoint of a statistically significant change from baseline in the frequency of spontaneous bowel movements, or SBMs, at week 8 of treatment when lubiprostone was compared to placebo. Additionally, statistical significance was achieved for eight of the twelve secondary endpoints, including key symptoms associated with OBD. The second study did not achieve statistical significance for the same primary endpoint. Statistically significant improvements with lubiprostone were achieved for two of the secondary endpoints and positive trends were observed in four of the other secondary endpoints in the second trial. Subjects treated with lubiprostone in both trials showed a statistically significant increase in the frequency of SBMs at week 8 from their baseline, from 1.42 to 4.54 SBMs in the first trial and from 1.60 to 4.10 SBMs in the second trial. The increase for placebo over their baseline was from 1.46 to 3.81 SBMs for the first trial and 1.60 to 3.95 SBMs for the second trial.

•
There was a high rate of response in the placebo arm of the second trial. Approximately 58% of subjects treated with placebo in the second trial experienced more than three SBMs per week during each week of the trial.

•
In both trials, a post-hoc sub-analysis showed that subjects on methadone treatment regimens who were randomized to receive lubiprostone showed a lower SBM response when compared to lubiprostone patients treated with other opioid medications. Additionally, in both trials, methadone subjects treated with lubiprostone did not show improvement in OBD symptomatic endpoints while lubiprostone subjects treated with other opioids showed statistically significant improvement in both studies in abdominal discomfort and pain, constipation severity, stool consistency and straining over the placebo.

•
The overall adverse event rate for the combined trials was 54.9% for lubiprostone and 51.6% for placebo. The most common adverse events were nausea, 15% for lubiprostone compared to 7.5% for placebo, and diarrhea, 8.5% for lubiprostone compared 3.7% for placebo.

We continue to analyze the results of these trials, and the outcome of this process and the results of the follow-on open-label safety extension trial will determine the next steps in this development program and we plan to submit the data from these trials to the FDA in 2010.
In connection with our marketing approval of Amitiza for the treatment of CIC in adults, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in adult patients with renal impairment and in adult patients with hepatic impairment, which were initiated in January 2007. We filed results from these three post-marketing studies with the FDA in May 2009. In connection with our marketing approval for Amitiza for the treatment of IBS-C in adult women, we committed to the FDA to conduct a post-marketing study to evaluate the safety and efficacy for the treatment of irritable bowel syndrome in pediatric patients ages 6 to 17. In addition, we committed to conduct a post-marketing study in male and female patients with IBS-C utilizing a higher dose than currently recommended for this indication. In accordance with the collaboration and co-promotion arrangement, Takeda funds the majority of Amitiza’s development program in the United States.
Amitiza (lubiprostone) in other countries. In September 2009, we announced the withdrawal of our European Marketing authorization applications, or MAAs, for lubiprostone, 24 mcg, for the indication of CIC in adults filed in nine European countries using the decentralized procedure. Our decision to withdraw the MAAs was strategic, based upon lubiprostone’s projected commercial position in the global market. We continue to evaluate our opportunities to obtain an appropriate label in the European Union based on the fact that lubiprostone is the only product registered for chronic therapy for CIC and IBS-C in the U.S. We also continue to pursue our MAA in Switzerland for the same indication.
In August 2009, we completed enrollment into the open-label phase 3 safety trial and in October 2009, we completed enrollment of the pivotal phase 3 efficacy trial of lubiprostone for CIC in Japan.
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
Cobiprostone. We are developing orally administered cobiprostone to treat various gastrointestinal and liver disorders, including the prevention of non-steroidal anti-inflammatory drug, or NSAID, induced ulcers. We also plan to develop an inhaled formulation of cobiprostone for the treatment of chronic obstructive pulmonary disease and for the treatment of respiratory symptoms of cystic fibrosis and a topical formulation for the treatment of ulcers and wounds.
Our near-term focus is on the development of cobiprostone for the prevention of NSAID-induced ulcers. In July 2009, we announced top-line results of our phase 2 clinical trial of cobiprostone for this indication. A total of 124 patients with osteoarthritis and/or rheumatoid arthritis were enrolled at 12 sites in the U.S. in this 12-week, double-blinded, randomized, dose-ranging and placebo-controlled phase 2 trial. All patients in the trial received 500 mg of naproxen twice a day. There were four treatment cohorts. One cohort received placebo while the other three cohorts received 18 mcg of cobiprostone either once, twice or three times a day (daily totals of 18, 36 or 54 mcg, respectively).
Efficacy endpoints that we evaluated included: the overall incidence of gastric ulcers during the 12-week treatment period, overall incidence of duodenal ulcers, change in the number of ulcers and erosions (gastric and duodenal) by patient, time-to-onset analysis of ulcer and erosion development, and the severity of overall gastrointestinal injury measured on a standardized grading scale.
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

SPI-017. We are currently developing SPI-017 to treat vascular disease and central nervous system disorders. We are initially focused on developing an intravenous formulation of this product candidate for the treatment of peripheral arterial disease, or PAD, and we commenced phase 1 clinical trials of the intravenous formulation of SPI-017 for this indication in December 2008 in Japan.
Results of Operations
Comparison of three months ended September 30, 2009 and September 30, 2008
Revenues
The following table summarizes our revenues for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
(In thousands)	2009	2008
Research and development revenue	$7,045	$5,436
Product royalty revenue	9,367	7,718
Co-promotion revenue	1,266	1,185
Contract and collaboration revenue	153	142

Total	$17,831	$14,481

Total revenues were $17.8 million for the three months ended September 30, 2009 compared to $14.5 million for the three months ended September 30, 2008, an increase of $3.3 million or 23.1%.
Research and development revenue was $7.0 million for the three months ended September 30, 2009 compared to $5.4 million for the three months ended September 30, 2008, an increase of $1.6 million or 29.6%. The increase was primarily due to $3.5 million in revenue recognized from the initial upfront payment and development milestone payment received under the agreement with Abbott. We are recognizing the revenue from the upfront and development milestone payments from Abbott using a percentage-of-completion model over the term of the CIC development program. The increase was offset in part by reduced revenue recognized in respect to the pediatric, renal, hepatic and OBD trials for Amitiza in the U. S. funded by Takeda. We are recognizing this revenue using a time-based model over the estimated performance period and we reflect any changes in the estimated costs or performance period prospectively.
Product royalty revenue represents royalty revenue earned on net sales of Amitiza in the United States. For the three months ended September 30, 2009 and 2008, we recognized $9.4 million and $7.7 million, respectively, of product royalty revenue, an increase of $1.7 million or 21.4%. This increase is to a large extent attributable to the method of revenue recognition used for the royalty revenue recorded from the initial stocking of inventory of Amitiza 8 mcg for IBS-C during 2008. Based on the terms of our agreement with Takeda, we recognized approximately $1.9 million of product royalty immediately upon the initial stocking that was completed in May 2008, rather than as those stocks were drawn down during the subsequent two quarters. The increase also reflects the growth in net sales of Amitiza, which for the three months ended September 30, 2009 and 2008 were approximately $52.0 million and $50.8 million, respectively.
Co-promotion revenue represents partial reimbursement by Takeda of Amitiza co-promotion costs for our 38 member specialty sales force targeting long-term care facilities. For each of the three months ended September 30, 2009 and 2008, we recognized $1.3 million and $1.2 million, respectively, of co-promotion revenues for reimbursement of sales force costs.

Research and Development Expenses
The following summarizes our research and development expenses for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
(In thousands)	2009	2008
Direct costs:
Amitiza	$5,721	$8,166
Cobiprostone	568	1,180
SPI-017	309	616
Rescula	90	—
Other	184	749

Total	$6,872	$10,711

Indirect costs	511	679

Total	$7,383	$11,390

Total research and development expenses for the three months ended September 30, 2009 were $7.4 million compared to $11.4 million for the three months ended September 30, 2008, a decrease of $4.0 million or 35.2%. The decrease was primarily due to the completion in July 2009 of the two phase 3 pivotal clinical trials for the treatment of OBD, the completion in 2008 of the trial related to pediatric constipation for Amitiza, the completion in July 2009 of the phase 2 trial of cobiprostone for the prevention of NSAID-induced ulcers and overall preclinical and basic development costs, offset in part by ongoing costs of the phase 3 efficacy and safety trials of lubiprostone for CIC and the phase 1 program of SPI-017 for the PAD in Japan.
General and Administrative Expenses
The following summarizes our general and administrative expenses for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
(In thousands)	2009	2008
Salaries, benefits and related costs	$963	$1,156
Legal, consulting and other professional expenses	2,009	852
Other expenses	1,345	1,855

Total	$4,317	$3,863

General and administrative expenses were $4.3 million for the three months ended September 30, 2009, compared to $3.9 million for the three months ended September 30, 2008, an increase of $454,000 or 11.8%. The decrease in salaries, benefits and related costs was primarily attributable to a reduction in force in January 2009 and an overall reduction in incentive compensation for 2009. The increase in legal, consulting and other professional expenses is primarily a result of $1.4 million in costs incurred in the preparation and the on-going conduct of a performance audit under our contract with Takeda and a certain one-time business development effort, that we elected not to pursue, offset in part by savings from cost reduction initiatives.
Selling and Marketing Expenses
Selling and marketing expenses represent costs we incur to co-promote Amitiza, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $3.0 million for the three months ended September 30, 2009, compared to $2.7 million for the three months ended September 30, 2008, an increase of $367,000 or 13.7%. The increase was primarily due to approximately $696,000 of a one-time expense resulting from the withdrawal of our European MAAs, for lubiprostone, 24 mcg, for the indication of CIC, offset in part by streamlined commercial operations and a reduction in market research expenses.

Product Royalties — Related Parties
Product royalties — related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, increased to $1.7 million for the three months ended September 30, 2009 from $1.4 million for the three months ended September 30, 2008, proportionally with the increase of product royalty revenue.
Non-Operating Income and Expense
The following table summarizes our non-operating income and expense for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
(In thousands)	2009	2008
Interest income	$211	$655
Other expense, net	(250)	(15)

Total	$(39)	$640

Interest income was $211,000 for the three months ended September 30, 2009, compared to $655,000 for the three months ended September 30, 2008, a decrease of $444,000, or 67.8%. The decrease was primarily due to lower prevailing interest rates earned by our investments and due to the shift in the composition of our investments during the three months ended September 30, 2009 as compared to three months ended September 30, 2008. The other expense, net was primarily attributable to net foreign exchange gains and losses resulting from the weakening of the U.S. dollar.
Income Taxes
We recorded a tax provision of $1.5 million for the three months ended September 30, 2009 and a tax benefit of $1.7 million for the three months ended September 30, 2008. The tax provision for the three months ended September 30, 2009 mainly pertained to taxable income generated by our U.S. and Asian subsidiaries. Our other subsidiary, based in Europe, incurred a pre-tax loss for the three months ended September 30, 2009, for which no tax benefit was recognized. As of September 30, 2009, we had an outstanding non-current income tax liability of $713,622 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our condensed consolidated financial statements. The liability for uncertain tax positions as of September 30, 2009 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.
Comparison of nine months ended September 30, 2009 and September 30, 2008
Revenues
The following table summarizes our revenues for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Research and development revenue	$19,966	$66,982
Product royalty revenue	27,227	24,699
Co-promotion revenue	3,406	3,643
Contract and collaboration revenue	451	425

Total	$51,050	$95,749

Total revenues were $51.1 million for the nine months ended September 30, 2009, compared to $95.7 million for the nine months ended September 30, 2008, a decrease of $44.6 million or 46.7%.

Research and development revenue was $20.0 million for the nine months ended September 30, 2009, compared to $67.0 million for the nine months ended September 30, 2008, a decrease of $47.0 million or 70.2%. This decrease was primarily due to the $50.0 million development milestone received from Takeda in May 2008 upon FDA approval of Amitiza for the treatment of the IBS-C in adult women that was immediately recognized as research and development revenue. The decrease also reflects reduced revenue recognized in respect to the pediatric, renal, hepatic and OBD trials for Amitiza funded by Takeda. The research and development revenue in 2009 also reflects the $7.4 million in revenue recognized from the initial $10.0 million upfront payment and the $7.5 million development milestone payment received under the agreement with Abbott.
For the nine months ended September 30, 2009 and 2008, we recognized $27.2 million and $24.7 million, respectively, of product royalty revenue, an increase of $2.5 million or 10.2%. The increase reflects primarily the growth in net sales of Amitiza to approximately $151.2 million for the nine months ended September 30, 2009 from $134.7 million in the same period in 2008.
For the nine months ended September 30, 2009 and 2008, we recognized $3.4 million and $3.6 million, respectively, of co-promotion revenues for reimbursement of sales force costs. The co-promotion reimbursement is capped at $4.5 million annually for 12-month periods ending March 31. The reduced revenue during the nine months ended September 30, 2009 reflects this annual limit.
Research and Development Expenses
The following summarizes our research and development expenses for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Direct costs:
Amitiza	$20,071	$27,192
Cobiprostone	2,145	3,450
SPI-017	2,625	2,232
Rescula	148	—
Other	438	1,048

Total	$25,427	$33,922

Indirect costs	1,542	1,615

Total	$26,969	$35,537

Total research and development expenses for the nine months ended September 30, 2009 were $27.0 million, compared to $35.5 million for the nine months ended September 30, 2008, a decrease of $8.5 million or 24.1%. During the nine months ended September 30, 2008, we incurred filing and data purchase costs of approximately $2.5 million, which were necessary to submit our European regulatory filings. No such expenditure was recorded during the nine months ended September 30, 2009. The decrease was also due to the completion in July 2009 of the two phase 3 pivotal clinical trials for the treatment of opioid-induced bowel dysfunction, the completion in 2008 of the pediatric constipation trial for Amitiza, the completion in July 2009 of the phase 2 trial of cobiprostone for the prevention of NSAID-induced ulcers and overall preclinical and basic development costs, offset in part by on-going costs of the phase 3 efficacy and safety trials of lubiprostone for CIC in Japan.
General and Administrative Expenses
The following summarizes our general and administrative expenses for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Salaries, benefits and related costs	$2,873	$3,277
Legal, consulting and other professional expenses	3,998	2,101
Other expenses	3,825	5,213

Total	$10,696	$10,591

General and administrative expenses were $10.7 million for the nine months ended September 30, 2009, compared to $10.6 million for the nine months ended September 30, 2008, an increase of $105,000 or 1.0%. The decrease in salaries, benefits and related costs was primarily attributable to a reduction in force in January 2009 and an overall reduction in incentive compensation for 2009. The increase in legal, consulting and other professional expenses was primarily a result of $1.8 million in costs incurred in the preparation and the on-going conduct of a performance audit under our contract with Takeda and in a certain one-time business development effort that we elected not to pursue.
Selling and Marketing Expenses
Selling and marketing expenses were $7.7 million for the nine months ended September 30, 2009, compared to $8.4 million for the nine months ended September 30, 2008, a decrease of $651,000 or 7.8%. The decrease was primarily due to streamlined commercial operations and a reduction in market research expenses offset in part by the $696,000 of one-time expenses resulting from the withdrawal of our European MAAs for lubiprostone, 24 mcg, for the indication of CIC.
Milestone Royalties — Related Parties
Milestone royalties — related parties expense was $875,000 for the nine months ended September 30, 2009, compared to $3.5 million for the nine months ended September 30, 2008. The milestone royalties of $875,000 reflect the 5% royalty payments to SAG as a result of the $10.0 million upfront payment and the $7.5 million development milestone payment we received from Abbott in 2009. The milestone royalties of $3.5 million for the nine months ended September 30, 2008 consist of $1.0 million paid to SAG upon the filing of the European MAAs, and of $2.5 million paid to SAG, reflecting 5% of the $50.0 million development milestone payment that we received from Takeda in 2008.
Product Royalties — Related Parties
Product royalties — related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, increased to $4.8 million for the nine months ended September 30, 2009, from $4.4 million for the nine months ended September 30, 2008, proportionally with the increase of product royalty revenue.
Non-Operating Income and Expense
The following table summarizes our non-operating income and expense for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Interest income	$742	$1,862
Other expense, net	(36)	(16)

Total	$706	$1,846

Interest income was $742,000 for the nine months ended September 30, 2009, compared to $1.9 million for the nine months ended September 30, 2008, a decrease of $1.1 million or 60.2%. The decrease was primarily due to lower prevailing interest rates earned by our investments and due to the shift in the composition of our investments.
Income Taxes
We recorded a tax provision of $2.7 million and $7.2 million for the nine months ended September 30, 2009 and 2008, respectively. The tax provision for the nine months ended September 30, 2009 mainly pertained to taxable income generated by our U.S. and Asian subsidiaries. Our other subsidiary, based in Europe, incurred a pre-tax loss for the nine months ended September 30, 2009, for which no tax benefit was recognized. The tax provision recorded for the nine months ended September 30, 2008 was primarily due to a discrete release of U.S. deferred tax asset valuation allowances and a reduction in the projected effective tax rate for 2008 based on an increase in projected milestone and product royalty income. As of September 30, 2009, we had an outstanding non-current income tax liability of $713,622 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the our condensed consolidated financial statements. The liability for uncertain tax positions as of September 30, 2009 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.

Cost Reduction Initiatives
To conserve cash and more closely align our spending towards our strategic objectives, we implemented cost reduction initiatives in January 2009, which included a workforce reduction and refocused research and development plans. We expect that these initiatives will result in reduced costs of approximately $3.0 million during 2009. However, there is no assurance that we will be successful in achieving these cost savings if actual spending varies from our estimates. Additionally, during the second quarter of 2009, we decided to initiate most of our future preclinical and early clinical research and development through our Japanese subsidiary.
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
The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $7.0 million for the nine months ended September 30, 2009 compared to income before taxes of $42.0 million for the nine months ended September 30, 2008, reflecting the $50.0 million milestone payment from Takeda in the nine months ended September 30, 2008.
Our segment in Europe recorded a loss before taxes of $2.8 million for the nine months ended September 30, 2009. This compared to a loss before taxes of $2.9 million for the nine months ended September 30, 2008, reflecting the expenses incurred for the European regulatory approval and pre-commercialization activities for lubiprostone in Europe.
Our segment in Asia recorded a loss before taxes of $3.5 million for the nine months ended September 30, 2009 compared to a loss before taxes of $3.9 million during the nine months ended September 30, 2008. These results reflect the ongoing investment in the clinical program for lubiprostone and SPI-017 and the ongoing preclinical programs for other prostone-based compounds.

				Intercompany
(In thousands)	Americas	Europe	Asia	Eliminations	Consolidated
Three Months Ended September 30, 2009
Total revenues	$14,336	$—	$3,765	$(270)	$17,831
Income (loss) before taxes	3,553	(1,513)	(659)	—	1,381

Three Months Ended September 30, 2008
Total revenues	$14,481	$—	$213	$(213)	$14,481
Income (loss) before taxes	(2,775)	(487)	(909)	—	(4,171)

Nine Months Ended September 30, 2009
Total revenues	$43,596	$—	$8,144	$(690)	$51,050
Income (loss) before taxes	6,954	(2,848)	(3,474)	—	632

Nine Months Ended September 30, 2008
Total revenues	$95,749	$—	$630	$(630)	$95,749
Income (loss) before taxes	41,992	(2,916)	(3,929)	—	35,147

Identifiable Assets
As of September 30, 2009	$134,692	$1,281	$14,836	$(1,072)	$149,737
As of December 31, 2008	$146,074	$568	$4,469	$(317)	$150,794

Liquidity and Capital Resources
Sources of Liquidity
We require cash principally to meet our operating expenses. Historically, we have financed our operations with a combination of up-front payments, milestone and royalty payments, research and development expense reimbursements, private placements of equity securities and our initial public offering.
Our cash, cash equivalents and investments consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Cash and cash equivalents	$31,751	$11,536
Investments, current	53,038	93,776
Investments, non-current	38,853	16,222

Total	$123,642	$121,534

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.
As of September 30, 2009, our short-term investments consisted of municipal securities, U.S. government securities, U.S. Treasury notes and bills, certificates of deposits and money market funds which have short-term maturities. Our non-current investments consisted of corporate bonds, U.S. government securities, investments in ARS, municipal securities and certificates of deposits. Pursuant to a settlement rights agreement from our ARS broker, we can require the broker to purchase our ARS at par value between June 30, 2010 and July 2, 2012. We do not anticipate having to sell these securities in order to operate our business before June 30, 2010.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
(In thousands)	2009	2008
Cash provided by (used in):
Operating activities	$2,965	$38,611
Investing activities	16,347	(51,801)
Financing activities	14	1,025
Effect of exchange rates	889	(30)

Net increase (decrease) in cash and cash equivalents	$20,215	$(12,195)

Nine Months Ended September 30, 2009
Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2009. This reflected a net loss of $2.1 million, which included $2.3 million in non-cash items, and a $3.5 million decrease in unbilled revenue, offset in part by changes in other operating assets and liabilities.
Net cash provided by investing activities of $16.3 million for the nine months ended September 30, 2009 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments.
Net cash provided by financing activities of $14,000 for the nine months ended September 30, 2009 resulted from the proceeds we received under our employee stock purchase plan.

Nine Months Ended September 30, 2008
Net cash provided by operating activities was $38.6 million for the nine months ended September 30, 2008 and reflected net income of $28.0 million, a decrease of $3.2 million in net prepaid and income taxes receivable and payable, an increase in accrued expenses of $3.8 million and an increase of $4.9 million in deferred revenue, offset by a non-cash reversal of deferred tax asset valuation allowances of $4.3 million and changes in other operating assets and liabilities.
Net cash used in investing activities of $51.8 million for the nine months ended September 30, 2008 primarily reflected our purchases of investments, offset in part by proceeds from the sales and maturities of investments.
Net cash provided by financing activities of $1.0 million for the nine months ended September 30, 2008 primarily resulted from the net proceeds we received from the exercise of stock options.
Off-Balance Sheet Arrangements
As of September 30, 2009, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.
Funding Requirements
We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to:
•	fund our share of the ongoing development program of Amitiza in the United States;

•	fund development and regulatory efforts in Europe and Japan for lubiprostone;

•	fund development and regulatory activities for Rescula in the United States and Canada;

•	fund research and development activities for other prostone compounds, including cobiprostone and SPI-017;

•	fund the expansion of our commercialization activities in the United States and the initiation of commercialization efforts in non-U.S. markets;

•	fund capital expenditures to support the growth of our business; and

•	fund the purchase of shares of our class A common stock up to $10.0 million, if we elect to do so, pursuant to our board-approved stock repurchase program.
The timing of these funding requirements is difficult to predict due to many factors, including the outcomes of our preclinical and clinical research and development programs and when those outcomes are determined, the timing of obtaining regulatory approvals and the presence and status of competing products. Our capital needs may exceed the capital available from our future operations, collaborative and licensing arrangements and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including, but not limited to:
•	the revenue from Amitiza and Rescula;

•	the future expenditures we may incur to increase revenue from Amitiza;

•	the cost and time involved to pursue our research and development programs;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and

•	any future change in our business strategy.
To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.
Fair Value Estimates
We adopted the fair value measurement guidance, issued by the FASB, effective January 1, 2008 for our financial assets and liabilities and adopted the fair value measurement standard for non-financial assets and liabilities effective January 1, 2009. The carrying amounts of our financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued liabilities, approximate their fair values based on their short maturities, independent valuations or internal assessments. The adoption of the fair value measurement guidance for non-financial assets and liabilities did not have a material impact on the accompanying condensed consolidated financial statements.

For the nine months ended September 30, 2009, we recorded a net $249,000 gain within other income, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as a change in the fair value of our investments in ARS and related settlement rights.
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
Interest Rate Risk
Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of September 30, 2009.
We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.
Credit Risk
Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of September 30, 2009 and December 31, 2008, approximately 55.2% and 51.1%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.
As of September 30, 2009, we had $9.4 million invested in one non-mortgage related ARS. Pursuant to the $10.0 million settlement rights offered by our ARS broker, we have the right to require the broker to purchase the remaining ARS at par value at any time during the two-year period beginning June 30, 2010. We recorded the fair value of the ARS settlement right of approximately $466,000 in other non-current assets in the accompanying condensed consolidated balance sheet.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings
We and our subsidiaries are not currently a party to any legal proceedings of which the ultimate outcome, in our judgment, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed by us with the SEC on March 16, 2009, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC on August 7, 2009. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in conjunction with the existing risk factors disclosed in the Form 10-K and the Form 10-Q.
We have exercised our right to a performance audit of Takeda’s sales efforts with respect to Amitiza; if our dispute with Takeda continues or escalates, we could be required to commit significant financial resources and management time and could ultimately face termination of our Takeda contract and market Amitiza through other means.
In May 2009, we announced our disappointment with the level of U.S. Amitiza sales being generated by Takeda Pharmaceuticals North America and noted that we intend to exercise our rights to pursue a performance audit under our contract with Takeda. We have spent significant financial resources to date to prepare for, negotiate the scope of and conduct this on-going performance audit. If the results of the audit are unfavorable and if we do not come to terms with Takeda on means to improve overall sales performance, we may conclude we have no choice but to take the matter to arbitration or to take other legal action. Arbitration or other legal action would likely be expensive and also require the attention of our senior management team.
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
On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During the quarter ended September 30, 2009, we did not purchase any shares under this program.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

Item 6.	Exhibits
(a) Exhibits

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1 *	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.
November 6, 2009	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors (Principal Executive Officer)

November 6, 2009	By:	/s/ JAN SMILEK
Jan Smilek
Chief Financial Officer (Principal Financial and Accounting Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1 *	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

*	Confidential treatment has been requested for portions of this exhibit.