Form 10-Q
period 2010-03-31
Sucampo Pharmaceuticals, Inc.
filed 2010-05-10
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 4, 2010, there were 15,657,059 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
SUCAMPO PHARMACEUTICALS, INC. Condensed Consolidated
Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS:

Current assets:
Cash and cash equivalents	$31,185	$26,714
Investments, current	60,631	72,434
Product royalties receivable	9,773	11,023
Unbilled accounts receivable	427	644
Accounts receivable, net	117	512
Prepaid and income tax receivable	86	—
Deferred tax assets, net	105	315
Prepaid expenses and other current assets	2,513	3,137

Total current assets	104,837	114,779

Investments, non-current	25,093	19,167
Property and equipment, net	2,191	2,242
Deferred tax assets, non-current	4,078	3,995
Other assets	4,702	4,788

Total assets	$140,901	$144,971

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$2,017	$3,195
Accrued expenses	7,617	6,545
Deferred revenue, current	7,325	10,565
Income taxes payable	—	349

Total current liabilities	16,959	20,654

Deferred revenue, non-current	8,427	8,643
Other liabilities	2,109	2,121

Total liabilities	27,495	31,418

Commitments (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Class A common stock, $0.01 par value; 270,000,000 shares authorized at March 31, 2010 and December 31, 2009; 15,657,059 and 15,655,730 shares issued and outstanding at March 31, 2010 and December 31, 2009 , respectively	156	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2010 and December 31, 2009; 26,191,050 shares issued and outstanding at March 31, 2010 and December 31, 2009	262	262
Additional paid-in capital	98,785	98,636
Accumulated other comprehensive income	487	484
Retained earnings	13,716	14,015

Total stockholders’ equity	113,406	113,553

Total liabilities and stockholders’ equity	$140,901	$144,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Research and development revenue	$4,057	$5,526
Product royalty revenue	9,773	8,946
Co-promotion revenue	855	896
Contract and collaboration revenue	151	146

Total revenues	14,836	15,514

Operating expenses:
Research and development	5,366	9,965
General and administrative	5,759	3,455
Selling and marketing	2,187	2,512
Milestone royalties — related parties	—	500
Product royalties — related parties	1,737	1,590

Total operating expenses	15,049	18,022

Loss from operations	(213)	(2,508)
Non-operating income (expense):
Interest income	211	312
Other income (expense), net	(92)	822

Total non-operating income, net	119	1,134

Loss before income taxes	(94)	(1,374)
Income tax provision	(205)	(401)

Net loss	$(299)	$(1,775)

Net loss per share:
Basic net loss per share	$(0.01)	$(0.04)

Diluted net loss per share	$(0.01)	$(0.04)

Weighted average common shares outstanding — basic	41,845	41,844

Weighted average common shares outstanding — diluted	41,845	41,844

Comprehensive loss:
Net loss	$(299)	$(1,775)
Other comprehensive income loss:
Unrealized loss on investments, net of tax effect	(17)	(65)
Foreign currency translation	20	(203)

Comprehensive loss	$(296)	$(2,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2009	15,655,730	$156	26,191,050	$262	$98,636	$484	$14,015	$113,553
Employee stock option expense	—	—	—	—	145	—	—	145
Stock issued under employee stock purchase plan	1,329	—	—	—	4	—	—	4
Foreign currency translation	—	—	—	—	—	20	—	20
Unrealized loss on investments, net of tax effect	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	(299)	(299)

Balance at March 31, 2010	15,657,059	$156	26,191,050	$262	$98,785	$487	$13,716	$113,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(299)	$(1,775)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	228	122
Deferred tax provision	138	394
Stock-based compensation	145	111
Amortization of premiums on investments	461	—
Unrealized gain on trading securities	—	(2,672)
Unrealized loss on settlement rights on auction rate securities	—	2,423
Changes in operating assets and liabilities:
Accounts receivable	395	617
Unbilled accounts receivable	217	547
Product royalties receivable	1,250	780
Prepaid and income taxes receivable and payable, net	(436)	(1,406)
Accounts payable	(1,178)	1,382
Accrued expenses	1,078	(811)
Deferred revenue	(3,461)	7,245
Other assets and liabilities, net	607	348

Net cash provided by (used in) operating activities	(855)	7,305

Cash flows from investing activities:
Purchases of investments	(21,028)	(47,202)
Proceeds from sales of investments	1,500	—
Maturities of investments	24,917	29,504
Purchases of property and equipment	(94)	(127)

Net cash provided by (used in) investing activities	5,295	(17,825)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	4	5

Net cash provided by financing activities	4	5

Effect of exchange rates on cash and cash equivalents	27	(589)

Net increase in cash and cash equivalents	4,471	(11,104)
Cash and cash equivalents at beginning of period	26,714	62,562

Cash and cash equivalents at end of period	$31,185	$51,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Business Organization and Basis of Presentation
Description of the Business
Sucampo Pharmaceuticals, Inc., or the Company, is an international biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds occurring naturally in the human body by enzymatic, 15-PGDH, transformation of certain fatty acids. The Company is focused on developing prostones for the treatment of gastrointestinal, ocular, respiratory, vascular and central nervous system diseases and other disorders for which there are unmet or underserved medical needs and significant commercial potential.
The therapeutic potential of prostones was first identified by one of the Company’s founders, Dr. Ryuji Ueno. To date, two prostone products have received marketing approval. Amitiza® (lubiprostone) is a FDA-approved treatment for chronic idiopathic constipation, or CIC, in adults of both genders and all ages and irritable bowel syndrome with constipation, or IBS-C, in adult women. Rescula® (unoprostone isopropyl) is FDA-approved for the treatment of open-angle glaucoma and ocular hypertension.
Amitiza is being marketed and developed in the U.S. for gastrointestinal indications under a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda. The Company is primarily responsible for development activities under the agreement. The Company and Takeda initiated commercial sales of Amitiza in the U.S. for the treatment of CIC in April 2006 and for the treatment of IBS-C in May 2008 and Amitiza is currently being developed for the treatment of opioid-induced bowel dysfunction, or OBD.
In Japan, lubiprostone is being developed under a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott. In April 2009, the Company acquired the rights to Rescula that allow the Company to commercialize Rescula in the U.S. and Canada for the treatment of glaucoma and ocular hypertension and any new indication developed by the Company.
The Company continues to evaluate the opportunities to obtain an appropriate label in the European Union consistent with the fact that lubiprostone is the only product approved by the FDA in the U.S. for chronic therapy for either CIC or IBS-C and received marketing authorization from Swissmedic, the Swiss Agency for Therapeutic Products, in November 2009 for CIC.
Other prostone compounds in the Company’s development plan include cobiprostone for the prevention of gastric ulcers and other gastrointestinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs, for use as a treatment for chronic obstructive pulmonary disease, or COPD, and as a potential treatment for wound healing. Additionally, the Company is developing SPI-017 for peripheral arterial disease, or PAD, and SPI-3608 as a potential treatment for spinal stenosis.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. The financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo Pharma Ltd., based in Tokyo and Osaka, Japan, in which the Company conducts its Asian operations; Sucampo Pharma Americas, Inc., based in Bethesda, Maryland, in which the Company conducts operations in North and South America; and Sucampo Pharma Europe Ltd., based in Oxford, U.K., in which the Company conducts operations in Europe and the rest of the world. All inter-company balances and transactions have been eliminated. In April 2010, the Company incorporated a wholly owned subsidiary, Sucampo Manufacturing & Research AG, in Wollerau, Switzerland, whose operations will focus on managing specific manufacturing, research and intellectual property activities.

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
The Company evaluated the multiple deliverables within the collaboration and license agreements in accordance with the guidance of multiple deliverables to determine whether the delivered elements that are the obligation of the Company have value to other parties to the agreement on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting. The Company’s deliverables under the Takeda and Abbott agreements, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 9.
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
Under the Takeda agreement, royalties are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Under the Abbott agreement, should Amitiza be commercialized in Japan, the Company will purchase and assume title to inventories of Amitiza and recognize revenues from the sales of such product when earned.
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
Certain Risks, Concentrations and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of March 31, 2010 and December 31, 2009, approximately $52.1 million, or 44.5%, and $60.7 million, or 51.2%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments was issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.
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
The Company’s products, Amitiza and Rescula® (unoprostone isopropyl), compete in a rapidly changing, highly competitive market, which is characterized by advances in scientific discovery, changes in customer requirements, evolving regulatory requirements and developing industry standards. Any failure by the Company to anticipate or to respond adequately or timely to scientific developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s business, operating results and future cash flows.

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
Revenues from one unrelated party, Takeda, accounted for 81% and 97%, of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 100% and 96% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at March 31, 2010 and December 31, 2009, respectively. Revenues from another unrelated party, Abbott, accounted for 19% and 2% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted (Note 9).
The Company has an exclusive supply arrangement with R-Tech to provide it with commercial and clinical supplies of its product and product candidates. Additionally, in April 2009, the Company acquired from R-Tech all patents and other intellectual property rights related to Rescula in the U.S. and Canada. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (Note 8).
The Company has previously entered into a restated license agreement with Sucampo AG, or SAG, to grant the Company a royalty-bearing, exclusive, worldwide license to develop prostone compounds, other than Rescula. SAG is a Swiss-patent holding company and an entity wholly-owned by the Company’s founders. The Company’s success depends, in part, on SAG’s ability to obtain and maintain proprietary protection for the intellectual property rights relating to the prostone technology and products (Note 8).
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company reclassified money market funds of $33.7 million from current investments to cash and cash equivalents as of March 31, 2009. The Company has adjusted the cash flow statement for the quarter ended March 31, 2009 accordingly.
Recent Accounting Pronouncements
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of qualifying special-purpose entities, or QSPEs, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted the guidance effective January 1, 2010 and such adoption did not have an impact on the condensed consolidated financial statements.
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

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
In January 2010, the FASB issued authoritative guidance on improving the disclosures about fair value measurements. This statement requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This statement is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. The Company adopted the guidance effective January 1, 2010 and such adoption did not have a material impact on the condensed consolidated financial statements.
In March 2010, the FASB issued authoritative guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under this statement, an accounting policy election can be made to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. This statement is limited to transactions involving research or development. This statement is effective for annual and interim reporting periods beginning on or after June 15, 2010 and may be early adopted. The Company is continuing to evaluate the impact that this amendment may have on its financial condition and results of operation if the Company chooses to adopt this standard.
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
The computation of net income (loss) per share for the three months ended March 31, 2010 and 2009 is shown below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009

Basic net loss per share:
Net loss	$(299)	$(1,775)

Weighted average class A and B common shares outstanding	41,845	41,844

Basic net loss per share	$(0.01)	$(0.04)

Diluted net loss per share:
Net loss	$(299)	$(1,775)

Weighted average class A and B common shares outstanding for diluted net income per share	41,845	41,844

Diluted net loss per share	$(0.01)	$(0.04)

For the periods listed above, there were no potentially dilutive securities to be used in the calculations of diluted historical net loss per share as of March 31, 2010 and 2009.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
For the periods listed above, the following securities were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive as of March 31, 2010 and 2009:

	March 31,
(In thousands)	2010	2009

Employee stock options	1,144	694
Non-employee stock options	450	450
4. Current and Non-Current Investments
At March 31, 2010 and December 31, 2009, current and non-current available-for-sale investments consisted of the following securities:

	March 31, 2010
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

Current:
U.S. Treasury bills and notes	$2,000	$—	$—	$2,000
U.S. commercial paper	2,934	3	—	2,937
U.S. government securities	19,592	5	(8)	19,589
Municipal securities	16,967	1	(11)	16,957
Certificates of deposits	1,500	—	(1)	1,499
Corporate bonds	17,610	40	(1)	17,649

Total	$60,603	$49	$(21)	$60,631

Non-current:
U.S. government securities	$8,597	$8	$(20)	$8,585
Municipal securities	3,270	5	(1)	3,274
Certificates of deposits	250	—	(1)	249
Corporate bonds	4,079	—	(8)	4,071
Auction rate securities	10,000	—	(1,086)	8,914

Total	$26,196	$13	$(1,116)	$25,093

	December 31, 2009
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value

Current:
U.S. Treasury bills and notes	$2,999	$—	$—	$2,999
U.S. commercial paper	1,000	—	—	1,000
U.S. government securities	26,020	16	(6)	26,030
Municipal securities	25,339	4	(7)	25,336
Certificates of deposits	1,250	—	(1)	1,249
Corporate bonds	15,782	38	—	15,820

Total	$72,390	$58	$(14)	$72,434

Non-current:
U.S. government securities	$6,065	$7	$(12)	$6,060
Municipal securities	1,802	4	—	1,806
Certificates of deposits	500	—	(2)	498
Corporate bonds	1,891	1	(3)	1,889
Auction rate securities	10,000	—	(1,086)	8,914

Total	$20,258	$12	$(1,103)	$19,167

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company records unrealized gains and losses resulting from changes in the fair value of the auction rate securities and related settlement rights within other income (loss).
The Company performs fair value measurements in accordance with the guidance for fair value measurements and disclosures, which defines fair value as the exchange price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company classifies its investments into the following categories based on the three levels of inputs used to measure fair value:
Level 1: quoted prices in active markets for identical assets or liabilities;
Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or
Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company’s assets measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for identical	Observable	Unobservable
March 31, 2010	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury bills and notes	$2,000	$—	$—	$2,000
U.S. government securities	28,174	—	—	28,174
U.S. commercial paper	—	2,937	—	2,937
Corporate bonds	21,720	—	—	21,720
Municipal securities	20,231	—	—	20,231
Auction rate securities	—	—	8,914	8,914
Settlement rights for auction rate securities*	—	—	1,086	1,086
Certificates of deposits	—	1,748	—	1,748

Total assets measured at fair value	$72,125	$4,685	$10,000	$86,810

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for identical	Observable	Unobservable
December 31, 2009	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total

U.S. Treasury bills and notes	$2,999	$—	$—	$2,999
U.S. government securities	32,090	—	—	32,090
U.S. commercial paper	—	1,000	—	1,000
Corporate bonds	17,709	—	—	17,709
Municipal securities	27,142	—	—	27,142
Auction rate securities	—	—	8,914	8,914
Settlement rights for auction rate securities*	—	—	1,086	1,086
Certificates of deposits	—	1,747	—	1,747

Total assets measured at fair value	$79,940	$2,747	$10,000	$92,687

*	included in non-current other assets in the accompanying condensed consolidated balance sheets.
If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.
The fair value of Company’s auction rate security holdings and settlement rights are estimated based on an internal pricing model and categorized in Level 3 of the fair value hierarchy. The pricing model takes into consideration the characteristics of the underlying securities as well as multiple inputs, including counterparty credit quality, expected timing of redemptions and the yield premium that a market participant would require over otherwise comparable securities. These inputs require significant management judgment.
5. Intangible Assets
In April 2009, the Company entered into two agreements with R-Tech, a Japanese manufacturing and research and development company that is majority owned by the Company’s founders, to acquire all patents and other intellectual property rights related to Rescula in the U.S. and Canada. Although Rescula eye drops have been approved by the FDA for the treatment of open-angle glaucoma and ocular hypertension since 2000, Rescula is not currently marketed in the U.S. or Canada. The Company plans to re-launch Rescula in the U.S. for the treatment of open-angle glaucoma and ocular hypertension. Additionally, the Company plans to initiate clinical trials of Rescula for the treatment of dry age-related macular degeneration, or dry AMD, in 2010.
Under the terms of the R-Tech agreements, the Company made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of Rescula for the treatment of glaucoma which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of March 31, 2010, both of which are reflected in other non-current assets in the accompanying consolidated balance sheet. The Company is amortizing the $3.4 million over the 10-year life of the license agreement, which management believes approximates the useful life of the underlying rights and data. Amortization expense was $85,000 for the three months ended March 31, 2010. There was no corresponding expense for the three months ended March 31, 2009. The annual amortization expense will be approximately $342,000 through April 2019.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Accrued Expenses
Accrued expenses consisted of the following as of:

	March 31,	December 31,
(In thousands)	2010	2009

Research and development costs	$2,602	$3,624
Employee compensation	1,001	879
Selling and marketing costs	102	731
Other accrued expenses	3,912	1,311

Total	$7,617	$6,545

7. Commitments
Operating Leases
The Company leases office space in the U.S., the United Kingdom and Japan under operating leases ranging through 2017. Total future minimum, non-cancelable lease payments under operating leases, which do not include future sub-lease receipts of approximately $45,000, were as follows as of March 31, 2010:

(In thousands)
2010 (April — December)	$1,035
2011	1,067
2012	966
2013	994
2014	1,024
2015 and thereafter	2,275

Total minimum lease payments	$7,361

Rent expense for all operating leases was approximately $333,000 and $301,000 for the three months ended March 31, 2010 and 2009, respectively.
Research and Development Costs
The Company routinely enters into agreements with third-party clinical research organizations, or CROs, to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs through 2013 under these agreements as of March 31, 2010 were approximately $6.8 million.
8. Related Party Transactions
R-Tech Ueno, Ltd.
In addition to the Rescula agreements described in Note 5 above, the Company is a party to other development and exclusive supply agreements with R-Tech covering various compounds and territories. The Company’s founders, Drs. Ueno and Kuno, directly or indirectly, own a majority of the stock of R-Tech. Dr. Kuno is the chairman of the board of directors of R-Tech.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company recorded the following expenses under its agreements with R-Tech:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Clinical supplies	$112	$1,044
Other research and development services	63	5

	$175	$1,049

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

	March 31,	December 31,
(In thousands)	2010	2009

Deferred revenue, current	$431	$431
Deferred revenue, non-current	6,133	6,256

	$6,564	$6,687

The Company recognized approximately $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended March 31, 2010 and 2009, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Sucampo AG License Agreements
The Company expensed approximately $500,000 in milestone royalties — related parties expense under our sublicense agreement with SAG for the three months ended March 31, 2009, reflecting 5% of the $10.0 million upfront payment received from Abbott. There was no corresponding expense in 2010.
The Company expensed approximately $1.7 million and $1.6 million in product royalties - related parties under the license agreement with SAG for the three months ended March 31, 2010 and 2009, respectively, reflecting 3.2% of Amitiza net sales in the U.S. during each of these periods.
9. Collaboration and License Agreements
Abbott license and commercialization and supply agreement
In February 2009, the Company entered into an exclusive 15-year license, commercialization and supply agreement with Abbott to develop and commercialize lubiprostone for the treatment of CIC in Japan. Additionally, the agreement grants Abbott the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Payments to the Company under the terms of the agreement include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.
The Company has received a total of $17.5 million in up-front and development milestone payments through March 31, 2010 under this agreement. Subject to future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under this agreement with Abbott, although there can be no assurance that the Company will receive any such payments.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the cash streams and related revenue recognized or deferred under the license, commercialization and supply agreement with Abbott for the three months ended March 31, 2010:

			Revenue
		Cash Received	Recognized for	Foreign Currency
	Amount	for the Three	the Three	Effects for the	Amount
	Deferred at	Months Ended	Months Ended	Three Months	Deferred at
	December 31,	March 31,	March 31,	Ended March 31,	March 31,
(In thousands)	2009	2010	2010	2010	2010
Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint committees	$812	$—	$10	$(4)	$798

Research and development revenue:
Up-front payment	$3,991	$—	$1,497	$19	$2,513
Development milestone payment	$3,366	—	1,256	10	$2,120

Total	$7,357	$—	$2,753	$29	$4,633

Takeda commercialization and license agreement
In October 2004, the Company entered into a 16-year collaboration and license agreement with Takeda to exclusively co-develop, commercialize and sell products that contain lubiprostone for gastroenterology indications in the United States and Canada. On February 1, 2006, the Company entered into a supplemental agreement with Takeda, which amended the responsibilities of both the Company and Takeda for the co-promotion of Amitiza and clarified the funding arrangements for other marketing services to be performed by both parties. Payments to the Company under these agreements include a non-refundable up-front payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and product royalties.
The Company has received a total of $150.0 million in up-front and development milestone payments through March 31, 2010 under these agreements. Subject to future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under the collaboration and license agreements with Takeda, although there can be no assurance that the Company will receive any such payments.
On March 12, 2010, the Company submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between the Company and Takeda dated October 29, 2004. The Company is disappointed with the level of U.S. sales of Amitiza being generated by Takeda and what the Company believes to be other failures of performance by Takeda under the agreements. The Company believes that Takeda materially breached its agreement, without limitation, by its continuing failure to exercise its best efforts to commercialize Amitiza and maximize net sales revenue, and its ongoing refusal to collaborate and provide the Company with information to which the Company is entitled under the agreement. The Company also claimed that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only the Company and the Amitiza brand, but also consumers. The Company is seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. Both the Company and Takeda have selected their respective arbitrators and if confirmed will select a third arbitrator to comprise the panel that will conduct the arbitration proceedings. The Company spent and expects to spend significant resources in the dispute with Takeda and these legal proceedings may require the continuing attention of the Company’s senior management.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the cash streams and related revenue recognized or deferred under the collaboration and license agreements with Takeda for the three months ended March 31, 2010:

			Revenue
		Cash Received	Recognized for	Change in Accounts
	Amount	for the Three	the Three	Receivable for the	Amount
	Deferred at	Months Ended	Months Ended	Three Months	Deferred at
	December 31,	March 31,	March 31,	Ended March 31,	March 31,
(In thousands)	2009	2010	2010	2010*	2010

Collaboration revenue:
Up-front payment associated with the Company’s obligation to participate in joint committees	$1,617	$—	$37	$—	$1,580

Research and development revenue:
Reimbursement of research and development expenses	$2,734	$965	$1,304	$(216)	$2,179

Product royalty revenue	$—	$11,023	$9,773	$(1,250)	$—

Co-promotion revenue	$—	$1,157	$855	$(302)	$—

*	Includes billed and unbilled accounts receivable.
10. Stock Option Plans
The following table summarizes the employee stock option activity for the three months ended March 31, 2010 under the Company’s 2001 Incentive Plan:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate
	Shares	Share	(Years)	Intrinsic Value
Options outstanding, December 31, 2009	358,700	$10.43
Options expired	(13,600)	10.00

Options outstanding, March 31, 2010	345,100	10.44	3.87	$—

Options exercisable, March 31, 2010	345,100	10.44	3.87	$—

The following table summarizes the employee stock option activity for the three months ended March 31, 2010 under the Company’s 2006 Incentive Plan:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate
	Shares	Share	(Years)	Intrinsic Value
Options outstanding, December 31, 2009	509,800	$8.58
Options granted	289,000	3.79

Options outstanding, March 31, 2010	798,800	6.84	8.33	$—

Options exercisable, March 31, 2010	132,375	14.35	3.88	$—

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and the year ended December 31, 2009 were $1.95 and $2.73, respectively. As of March 31, 2010, approximately $1.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.88 years.

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the 2001 Incentive Plan. As of March 31, 2010 and December 31, 2009, 450,000 options were outstanding and exercisable. These non-employee stock options vested immediately. These options have a weighted average exercise price of $5.85 as of March 31, 2010 and December 31, 2009 and a remaining contractual life of 5.09 and 5.33 years, respectively, as of March 31, 2010 and December 31, 2009.
Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan, or ESPP, a total of 1,329 and 910 shares of class A common stock were purchased during the three months ended March 31, 2010 and 2009, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986 and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The Company received $4,507 and $5,299 upon purchase of shares under the ESPP for the three months ended March 31, 2010 and 2009, respectively.
11. Income Taxes
For the three months ended March 31, 2010 and 2009, the Company recorded a tax provision of $205,000 and $401,000, respectively. The tax provision for the three months ended March 31, 2010 and 2009 primarily pertained to taxable income generated by the Company’s U.S. subsidiary. The Company’s other subsidiaries based in Europe and Japan incurred pre-tax losses for the three months ended March 31, 2010, for which no tax benefit was recognized.
The Company has estimated its annual effective tax rate for the full fiscal year 2010 and 2009 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods. There is no tax benefit recognized on the net operating losses incurred in the foreign jurisdictions due to the lack of evidence supporting the Company’s ability to use these losses in the future.
Uncertain Tax Positions
The Company applies the FASB’s guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.
The Company had an outstanding non-current income tax liability of approximately $776,000 for uncertain tax positions as of March 31, 2010. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s condensed consolidated financial statements, and is reflected in other liabilities in the accompanying condensed consolidated balance sheets. The liability for uncertain tax positions as of March 31, 2010 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.
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
12. Segment Reporting
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

SUCAMPO PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

				Intercompany
(In thousands)	Americas	Europe	Asia	Eliminations	Consolidated

Three Months Ended March 31, 2010
Research and development revenue	$1,304	$—	$2,753	$—	$4,057
Product royalty revenue	9,773	—	—	—	9,773
Co-promotion revenue	855	—	—	—	855
Contract and collaboration revenue	141	—	285	(275)	151

Total revenues	12,073	—	3,038	(275)	14,836
Research and development expenses	2,373	219	3,049	(275)	5,366
Depreciation and amortization	218	3	7	—	228
Other operating expenses	9,005	252	198	—	9,455

Income (loss) from operations	477	(474)	(216)	—	(213)
Interest income	273	—	1	(63)	211
Other non-operating income (expense), net	(36)	(99)	(20)	63	(92)

Income (loss) before income taxes	$714	$(573)	$(235)	$—	$(94)

Capital expenditures	$91	$—	$3	$—	$94

Three Months Ended March 31, 2009
Research and development revenue	$5,152	$—	$374	$—	$5,526
Product royalty revenue	8,946	—	—	—	8,946
Co-promotion revenue	896	—	—	—	896
Contract and collaboration revenue	141	—	215	(210)	146

Total revenues	15,135	—	589	(210)	15,514
Research and development expenses	7,971	152	2,052	(210)	9,965
Depreciation and amortization	117	3	2	—	122
Other operating expenses	6,487	328	1,120	—	7,935

Income (loss) from operations	560	(483)	(2,585)	—	(2,508)
Interest income	359	—	3	(50)	312
Other non-operating income (expense), net	244	(36)	564	50	822

Income (loss) before income taxes	$1,163	$(519)	$(2,018)	$—	$(1,374)

Capital expenditures	$127	$—	$—	$—	$127

As of March 31, 2010
Property and equipment, net	$1,967	$29	$195	$—	$2,191

Identifiable assets, net of intercompany loans and investments	$134,669	$2,167	$6,489	$(2,424)	$140,901

As of December 31, 2009
Property and equipment, net	$2,008	$34	$200	$—	$2,242

Identifiable assets, net of intercompany loans and investments	$134,714	$864	$11,294	$(1,901)	$144,971

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K.
Overview
We are an international biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds occurring naturally in the human body by enzymatic, 15-PGDH, transformation of certain fatty acids. We believe that most prostones function as activators of cellular ion channels. As a result, prostones promote fluid secretion and enhance cell protection, including the recovery of cellular barrier function. This activity gives prostones wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostones for the treatment of gastrointestinal, ocular, respiratory, vascular and central nervous system diseases and other disorders for which there are unmet or underserved medical needs and significant commercial potential.
The therapeutic potential of prostones was first identified by one of our founders, Dr. Ryuji Ueno. To date, two prostone products have received marketing approval. Amitiza® (lubiprostone) is a FDA-approved treatment for chronic idiopathic constipation, or CIC, in adults of both genders and all ages and irritable bowel syndrome with constipation, or IBS-C, in adult women. Rescula®(unoprostone isopropyl) is FDA-approved for the treatment of open-angle glaucoma and ocular hypertension.
We generate revenue mainly from product royalties, development milestone payments, and clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek regulatory approvals for additional indications for Amitiza, Rescula and other compounds both in the U.S. and other countries and expand our international operations. We hold an exclusive worldwide royalty-bearing license from Sucampo AG, or SAG, a Swiss patent-holding company, to develop and commercialize Amitiza and all other prostone compounds covered by patents and patent applications held by SAG. We are obligated to assign to SAG all patentable improvements that we make in the field of prostones, which in turn SAG is obligated to license back to us on an exclusive basis.
In the United States, Amitiza is being marketed and developed under a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, for gastrointestinal indications. In Japan, lubiprostone is developed under a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott. In April 2009, we acquired the rights to Rescula that allow us to commercialize Rescula in the U.S. and Canada for the treatment of glaucoma and ocular hypertension and any new indication developed by us.
Under the Takeda agreement, Takeda is primarily responsible for the sales and marketing of Amitiza in the U.S. and Canada. Takeda currently sells Amitiza mainly to U.S. office-based specialty and primary care physicians and reimburses us a part of our co-promotion expenses. We currently co-promote Amitiza in the U.S. through a specialty sales force focused on the institutional marketplace, including specialist physicians based in academic medical centers and long-term care and veteran’s affairs facilities. Takeda records all sales of Amitiza and we receive a tiered royalty based on net sales. We are primarily responsible for Amitiza research and development efforts and hold the new drug application, or NDA. Takeda reimburses us for a significant portion of our research and development activities.
Our operations are conducted through subsidiaries based in Japan, the United States, Switzerland and the United Kingdom. Our reportable geographic segments are Asia, the United States and Europe and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these subsidiaries. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

Drs. Ryuji Ueno and Sachiko Kuno, together, directly or indirectly, own all of the stock of SAG, and a majority of the stock of R-Tech Ueno, or R-Tech, as described more fully in Note 8 to the condensed consolidated financial statements. Drs. Ueno and Kuno also are our controlling stockholders and are married to each other. Dr. Ueno is our chief executive officer and chairman of the Board of Directors. Dr. Kuno is a member of our Board of Directors, our advisor on international business development and is Chair of the Board of Directors of R-Tech.
On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda Pharmaceuticals Company Limited dated October 29, 2004. We are disappointed with the level of U.S. sales of Amitiza being generated by Takeda and other failures of performance by Takeda under the agreements. We believe that Takeda materially breached its agreement, without limitation, by its continuing failure to exercise its best efforts to commercialize Amitiza and maximize net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claimed that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the Amitiza brand, but also consumers. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. Both the Company and Takeda have selected their respective arbitrators and if confirmed will select a third arbitrator to comprise the panel that will conduct the arbitration proceedings. We spent and expect to spend significant resources in the dispute with Takeda and these legal proceedings may require the continuing attention of our senior management.
Our Clinical Development Programs
We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:
Amitiza (lubiprostone) in the United States and Canada. We currently are pursing development of a third gastrointestinal indication of Amitiza for the treatment of opioid-induced bowel dysfunction, or OBD, in patients with non-malignant pain, a constipation-related gastrointestinal indication. In July 2009, we reported top-line results for the two identically-designed efficacy studies, one of which met the primary endpoint by demonstrating a statistically significant change from baseline in the frequency of spontaneous bowel movements at week 8 of treatment when compared to placebo. Based on a recent meeting with FDA, we will be required to conduct one additional efficacy study to submit a supplemental new drug application for the OBD indication.
Amitiza (lubiprostone) in Japan. To date, we have received a total of $17.5 million in upfront and development milestone payments from Abbott and we could receive additional milestone payments based on achieving other pre-specified development and commercialization goals. We completed enrollments into the phase 3 safety trial and the phase 3 efficacy trial in 2009. We anticipate announcing data from these trials in 2010. If these trials are successful, we anticipate filing a registration application with the Japanese regulatory authorities.
Amitiza (lubiprostone) in other countries. We have retained full rights to develop and commercialize Amitiza for the rest of the world’s markets outside of the U.S., Canada and Japan. In November 2009, we obtained a marketing authorization for lubiprostone in Switzerland for the long-term treatment of adult patients with CIC. This is the first European regulatory approval for us. Amitiza is the first prescription medicine to be approved in Switzerland for the long-term treatment of CIC.
Rescula. Under our agreement with R-Tech, we hold the exclusive rights to commercialize Rescula in the U.S. and Canada for the treatment of glaucoma and ocular hypertension and any new indication developed by us. We also have the right of first refusal to commercialize Rescula in the U.S. and Canada for any additional indications for which unoprostone is developed by R-Tech. Currently, we may develop Rescula for treating an array of ophthalmic diseases including retinitis pigmentosa, an orphan indication, dry age-related macular degeneration, or dry AMD, and diabetic retinopathy. We anticipate initiating a phase 2 trial for an ophthalmic indication in late 2010.
Cobiprostone. In July 2009, we reported top-line results from our phase 2a clinical trial of orally administered cobiprostone for the prevention of gastric ulcers and other gastrointentinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs. Cobiprostone patients experienced an overall statistically significant reduction in the number of gastric erosions through the treatment period of 12 weeks as compared to placebo patients. In addition, the high dose cobiprostone group experienced a 50.0% reduction in the overall incidence of gastric ulcers when compared to patients taking placebo. We are designing a phase 2b study to complement the findings of earlier studies. We also are designing a preclinical study of cobiprostone for use as a treatment for chronic obstructive pulmonary disease, or COPD, and as a potential treatment for wound healing.

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
SPI-3608: A novel prostone, SPI-3608 will continue to undergo preclinical testing. Based on preclinical results seen to date, this compound may have potential as a treatment for spinal stenosis.
Results of Operations
Comparison of three months ended March 31, 2010 and March 31, 2009
Revenues
The following table summarizes our revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Research and development revenue	$4,057	$5,526
Product royalty revenue	9,773	8,946
Co-promotion revenue	855	896
Contract and collaboration revenue	151	146

Total	$14,836	$15,514

Total revenues were $14.8 million for the three months ended March 31, 2010 compared to $15.5 million for the three months ended March 31, 2009, a decrease of $678,000 million or 4.4%.
Research and development revenue was $4.1 million for the three months ended March 31, 2010 compared to $5.5 million for the three months ended March 31, 2009, a decrease of $1.5 million or 26.6%. The decrease was primarily due to reduced revenue recognized in respect to the OBD trials for Amitiza in the U. S. funded by Takeda, partially offset by $2.8 million in revenue recognized under the agreement with Abbott. The revenue recognized under the agreement with Takeda decreased to $1.3 million for the three months ended March 31, 2010 from $5.2 million for the three months ended March 31, 2009, generally reflecting a completion of the phase 3 efficacy trials. The revenue recognized under the agreement with Abbott increased to $2.8 million for the three months ended March 31, 2010 from $0.4 million for the three months ended March 31, 2009, reflecting the progress of the Japanese development program for lubiprostone. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program.
Product royalty revenue represents royalty revenue earned on net sales of Amitiza in the United States. For the three months ended March 31, 2010 and 2009, we recognized $9.8 million and $8.9 million, respectively, of product royalty revenue, an increase of $827,000 or 9.2%, reflecting mainly a higher price per pill and a slight increase in volume.
Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. For each of the three months ended March 31, 2010 and 2009, we recognized $855,000 and $896,000, respectively, of co-promotion revenues for reimbursement of sales force costs.

Research and Development Expenses
The following summarizes our research and development expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Direct costs:
Amitiza	$3,774	$6,771
Cobiprostone	145	890
SPI-017	810	1,637
Rescula	117	—
Other	61	144

Total	4,907	9,442

Indirect costs	459	523

Total	$5,366	$9,965

Total research and development expenses for the three months ended March 31, 2010 were $5.4 million compared to $10.0 million for the three months ended March 31, 2009, a decrease of $4.6 million or 46.2%. The decrease was primarily due to the completion in July 2009 of the two phase 3 pivotal clinical trials for the treatment of OBD, the completion in July 2009 of the phase 2 trial of cobiprostone for the prevention of NSAID-induced ulcers and a reduction in overall preclinical and basic development costs related to SPI-017.
General and Administrative Expenses
The following summarizes our general and administrative expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Salaries, benefits and related costs	$1,245	$1,159
Legal, consulting and other professional expenses	3,234	1,077
Other expenses	1,280	1,219

Total	$5,759	$3,455

General and administrative expenses were $5.8 million for the three months ended March 31, 2010, compared to $3.5 million for the three months ended March 31, 2009, an increase of $2.3 million or 66.7%. The increase in legal, consulting and other professional expenses relates primarily to costs incurred in connection with the on-going legal matters.
Selling and Marketing Expenses
Selling and marketing expenses represent costs we incur to co-promote Amitiza, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $2.2 million for the three months ended March 31, 2010, compared to $2.5 million for the three months ended March 31, 2009, a decrease of $325,000 or 12.9%. The decrease was primarily due to streamlined commercial operations and a reduction in market research expenses.
Product Royalties - Related Parties
Product royalties – related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, increased to $1.7 million for the three months ended March 31, 2010 from $1.6 million for the three months ended March 31, 2009, which was consistent with the increase of product royalty revenue.

Non-Operating Income and Expense
The following table summarizes our non-operating income and expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Interest income	$211	$312
Other income (expense), net	(92)	822

Total	$119	$1,134

Interest income was $211,000 for the three months ended March 31, 2010, compared to $312,000 for the three months ended March 31, 2009, a decrease of $101,000, or 32.4%. The decrease was primarily due to lower prevailing interest rates earned by our investments and a shift in the composition of our portfolio from ARS, which bear higher interest rates, to other types of investments. The decrease in other income was primarily attributable to foreign exchange gains and losses and fair value changes in auction rate securities and the related settlement rights.
Income Taxes
We recorded a tax provision of $205,000 and $401,000 for the three months ended March 31, 2010 and 2009, respectively. The tax provision for the three months ended March 31, 2010 mainly pertained to taxable income generated by our U.S. subsidiary. Our other subsidiaries, based in Europe and Japan, incurred a pre-tax loss for the three months ended March 31, 2010, for which no tax benefit was recognized. As of March 31, 2010, we had an outstanding non-current income tax liability of approximately $776,000 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our condensed consolidated financial statements. The liability for uncertain tax positions as of March 31, 2010 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.
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
The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $714,000 for the three months ended March 31, 2010 compared to income before taxes of $1.2 million for the three months ended March 31, 2009. These results primarily reflect the completion of clinical trials for the treatment of OBD and cobiprostone for the prevention of NSAIDs in 2009.
Our segment in Europe recorded a loss before taxes of $573,000 for the three months ended March 31, 2010 compared to a loss before taxes of $519,000 for the three months ended March 31, 2009.
Our segment in Asia recorded a loss before taxes of $235,000 for the three months ended March 31, 2010 compared to a loss before taxes of $2.0 million during the three months ended March 31, 2009. These results primarily reflect the $2.8 million in revenue recognized during the three months ended March 31, 2010 from the payments received from Abbott in 2009.

				Intercompany
(In thousands)	Americas	Europe	Asia	Eliminations	Consolidated
Three Months Ended March 31, 2010
Total revenues	$12,073	$—	$3,038	$(275)	$14,836
Income (loss) before taxes	714	(573)	(235)	—	(94)

Three Months Ended March 31, 2009
Total revenues	$15,135	$—	$589	$(210)	$15,514
Income (loss) before taxes	1,163	(519)	(2,018)	—	(1,374)

Identifiable Assets
As of March 31, 2010	$134,669	$2,167	$6,489	$(2,424)	$140,901
As of December 31, 2009	134,714	864	11,294	(1,901)	144,971
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
Our cash, cash equivalents and investments consisted of the following:

	March 31,	December 31,
(In thousands)	2010	2009

Cash and cash equivalents	$31,185	$26,714
Investments, current	60,631	72,434
Investments, non-current	25,093	19,167

Total	$116,909	$118,315

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.
Our total cash, cash equivalents, short and long-term investments decreased by $1.4 million to $116.9 million at March 31, 2010 from $118.3 million at December 31, 2009 mainly due to the use of cash in our operating activities.
As of March 31, 2010, our short-term investments consisted of corporate bonds, U.S. government securities, U.S. Treasury notes and bills, U.S. corporate commercial paper, municipal securities, certificates of deposits and money market funds which have short-term maturities of one year or less. Our non-current investments consisted of corporate bonds, U.S. government securities, investments in ARS, municipal securities and certificates of deposits. Pursuant to a settlement rights agreement from our ARS broker, we can require the broker to purchase our ARS at par value between June 30, 2010 and July 2, 2012. We do not anticipate having to sell these securities in order to operate our business before June 30, 2010.

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Cash provided by (used in):
Operating activities	$(855)	$7,305
Investing activities	5,295	(17,825)
Financing activities	4	5
Effect of exchange rates	27	(589)

Net increase in cash and cash equivalents	$4,471	$(11,104)

Three Months Ended March 31, 2010
Net cash used in operating activities was $855,000 for the three months ended March 31, 2010. This reflected a net loss of $299,000 as well as changes in other operating assets and liabilities.
Net cash provided by investing activities of $5.3 million for the three months ended March 31, 2010 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments.
Net cash provided by financing activities of $4,000 for the three months ended May 31, 2010 resulted from the proceeds we received under our employee stock purchase plan.
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
Net cash used in investing activities of $17.8 million for the three months ended March 31, 2009 primarily reflected our purchases of investments, offset in part by proceeds from the sales and maturities of investments.
Net cash provided by financing activities of $5,000 for the three months ended March 31, 2009 resulted from proceeds we received under our employee stock purchase plan.
Off-Balance Sheet Arrangements
As of March 31, 2010, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.
Funding Requirements
We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to:
•	fund our share of the ongoing development program of Amitiza in the U.S.;

•	fund development and regulatory efforts in Europe and Asia for lubiprostone;

•	fund development and regulatory activities for Rescula in the U.S. and Canada;

•	fund research and development activities for other prostone compounds, including cobiprostone and SPI-017;

•	fund the expansion of our commercialization activities in the U.S. and the initiation of commercialization efforts in non- U.S. markets;

•	fund capital expenditures to support the growth of our business; and

•	fund the purchase of shares of our class A common stock up to $10.0 million, if we elect to do so, pursuant to our board- approved stock repurchase program.

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
To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At March 31, 2010, we have sufficient liquidity for the next 12 months.
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
Interest Rate Risk
Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2010.
We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk
Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of March 31, 2010 and December 31, 2009, approximately 44.5% and 51.2%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.
As of March 31, 2010, we had $8.9 million at fair value invested in one non-mortgage related ARS. Pursuant to the $10.0 million settlement rights offered by our ARS broker, we have the right to require the broker to purchase this ARS at par value of $10.0 million at any time during the two-year period beginning June 30, 2010. We recorded the fair value of the ARS settlement right of approximately $1.1 million in other non-current assets in the accompanying condensed consolidated balance sheet.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings
On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda Pharmaceuticals Company Limited dated October 29, 2004. We are disappointed with the level of U.S. sales of Amitiza being generated by Takeda and what we believe to be other failures of performance by Takeda under the agreements. We believe that Takeda materially breached its agreement, without limitation, by its continuing failure to exercise its best efforts to commercialize Amitiza and maximize net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claimed that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the Amitiza brand, but also consumers. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. Both the Company and Takeda have selected their respective arbitrators and if confirmed will select a third arbitrator to comprise the panel that will conduct the arbitration proceedings. We spent and expect to spend significant resources in the dispute with Takeda and these legal proceedings may require the continuing attention of our senior management.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed by us with the SEC on March 15, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During the quarter ended March 31, 2010, we did not purchase any shares under this program.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	RESERVED

Item 6.	Exhibits
(a) Exhibits

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.
May 10, 2010	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors (Principal Executive Officer)

May 10, 2010	By:	/s/ JAN SMILEK
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