Form 10-Q
period 2010-06-30
Sucampo Pharmaceuticals, Inc.
filed 2010-08-05
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, there were 15,657,937 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS:

Current assets:
Cash and cash equivalents	$42,293	$26,714
Investments, current	56,163	72,434
Product royalties receivable	9,612	11,023
Unbilled accounts receivable	16	644
Accounts receivable, net	889	512
Deferred tax assets, net	135	315
Prepaid expenses and other current assets	2,209	3,137
Total current assets	111,317	114,779

Investments, non-current	15,935	19,167
Property and equipment, net	2,117	2,242
Deferred tax assets, non-current	4,255	3,995
Other assets	3,551	4,788
Total assets	$137,175	$144,971

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$2,335	$3,195
Accrued expenses	7,941	6,545
Deferred revenue, current	4,298	10,565
Income taxes payable	428	349
Total current liabilities	15,002	20,654

Deferred revenue, non-current	8,296	8,643
Other liabilities	2,098	2,121
Total liabilities	25,396	31,418

Commitments (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2010 and December 31, 2009; 15,657,937 and 15,655,730 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	156	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2010 and December 31, 2009; 26,191,050 shares issued and outstanding at June 30, 2010 and December 31, 2009	262	262
Additional paid-in capital	99,346	98,636
Accumulated other comprehensive income	277	484
Retained earnings	11,738	14,015
Total stockholders' equity	111,779	113,553
Total liabilities and stockholders' equity	$137,175	$144,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Research and development revenue	$2,789	$7,395	$6,846	$12,921
Product royalty revenue	9,612	8,914	19,385	17,860
Co-promotion revenue	1,220	1,244	2,075	2,140
Contract and collaboration revenue	154	152	305	298
Total revenues	13,775	17,705	28,611	33,219

Operating expenses:
Research and development	4,854	9,621	10,220	19,586
General and administrative	6,604	2,924	12,363	6,379
Selling and marketing	2,313	2,188	4,500	4,700
Milestone royalties - related parties	-	375	-	875
Product royalties - related parties	1,709	1,583	3,446	3,173
Total operating expenses	15,480	16,691	30,529	34,713

Income (loss) from operations	(1,705)	1,014	(1,918)	(1,494)
Non-operating income (expense):
Interest income	177	219	388	531
Other income (expense), net	(135)	(608)	(227)	214
Total non-operating income (expense), net	42	(389)	161	745

Income (loss) before income taxes	(1,663)	625	(1,757)	(749)
Income tax provision	(315)	(863)	(520)	(1,264)
Net loss	$(1,978)	$(238)	$(2,277)	$(2,013)

Net loss per share:
Basic net loss per share	$(0.05)	$(0.01)	$(0.05)	$(0.05)
Diluted net loss per share	$(0.05)	$(0.01)	$(0.05)	$(0.05)
Weighted average common shares outstanding - basic	41,848	41,844	41,847	41,844
Weighted average common shares outstanding - diluted	41,848	41,844	41,847	41,844

Comprehensive income (loss):
Net loss	$(1,978)	$(238)	$(2,277)	$(2,013)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax effect	10	(7)	(7)	(72)
Foreign currency translation	(220)	340	(200)	137
Comprehensive income (loss)	$(2,188)	$95	$(2,484)	$(1,948)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2009	15,655,730	$156	26,191,050	$262	$98,636	$484	$14,015	$113,553
Employee stock option expense	-	-	-	-	702	-	-	702
Stock issued under employee stock purchase plan	2,207	-	-	-	8	-	-	8
Foreign currency translation	-	-	-	-	-	(200)	-	(200)
Unrealized loss on investments, net of tax effect	-	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	-	(2,277)	(2,277)
Balance at June 30, 2010	15,657,937	$156	26,191,050	$262	$99,346	$277	$11,738	$111,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,277)	$(2,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	459	309
Deferred tax provision	(76)	738
Stock-based compensation	702	188
Amortization of premiums on investments	869	508
Unrealized gain on trading securities	-	(2,611)
Unrealized loss on settlement rights of auction rate securities	-	2,362
Realized gain on trading securities	(1,086)	-
Realized loss on settlement rights of auction rate securities	1,086	-
Changes in operating assets and liabilities:
Accounts receivable	(377)	(26)
Unbilled accounts receivable	628	750
Product royalties receivable	1,411	812
Income taxes payable	79	(936)
Accounts payable	(887)	601
Accrued expenses	1,376	1,009
Deferred revenue	(6,806)	9,445
Other assets and liabilities, net	927	(123)
Net cash provided by (used in) operating activities	(3,972)	11,013

Cash flows from investing activities:
Purchases of investments	(40,534)	(90,882)
Proceeds from sales of investments	12,000	9,504
Maturities of investments	48,242	52,760
Purchases of property and equipment	(157)	(308)
Purchase of intangible assets	-	(2,919)
Net cash provided by (used in) investing activities	19,551	(31,845)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	8	9
Net cash provided by financing activities	8	9

Effect of exchange rates on cash and cash equivalents	(8)	184

Net increase (decrease) in cash and cash equivalents	15,579	(20,639)
Cash and cash equivalents at beginning of period	26,714	62,562
Cash and cash equivalents at end of period	$42,293	$41,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is an international biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds that occur naturally in the human body as a result of enzymatic, 15-PGDH, transformation of certain fatty acids. The Company is focused on developing prostones for the treatment of gastrointestinal, ophthalmic, respiratory, vascular and central nervous system diseases and other disorders for which there are unmet or underserved medical needs and significant commercial potential.

The therapeutic potential of prostones was first identified by one of the Company’s founders, Dr. Ryuji Ueno. To date, two prostone products have received marketing approval. Amitiza® (lubiprostone) is an FDA-approved treatment for two gastrointestinal indications: (i) chronic idiopathic constipation, or CIC, in adults of both genders and all ages and (ii) irritable bowel syndrome with constipation, or IBS-C, in adult women. Rescula® (unoprostone isopropyl) is FDA-approved for the treatment of open-angle glaucoma and ocular hypertension.

Amitiza is being marketed and developed in the U.S. for gastrointestinal indications under a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda. The Company is primarily responsible for development activities under the agreement. The Company and Takeda initiated commercial sales of Amitiza in the U.S. for the treatment of CIC in April 2006 and for the treatment of IBS-C in May 2008. Amitiza is currently being developed for the treatment of opioid-induced bowel dysfunction, or OBD.

In Japan, lubiprostone is being developed for gastrointestinal indications under a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott.

The Company continues to evaluate the opportunities to obtain an appropriate label in the European Union consistent with the fact that lubiprostone is approved by the FDA in the U.S. for chronic therapy for either CIC or IBS-C and received marketing authorization from Swissmedic, the Swiss Agency for Therapeutic Products, in November 2009 for CIC.

In April 2009, the Company acquired the rights to Rescula that allow the Company to commercialize Rescula in the U.S. and Canada for the treatment of glaucoma and ocular hypertension and any new indication developed by the Company, including retinitis pigmentosa and dry aged-related macular degeneration, or dry AMD. The Company plans to re-launch Rescula in the U.S. for the treatment of open-angle glaucoma and ocular hypertension. Additionally, the Company plans to initiate clinical trials of Rescula for the treatment of dry AMD in early 2011.

Other prostone compounds in the Company’s development pipeline include cobiprostone for the prevention of gastric ulcers and other gastrointestinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs, for use as a treatment for chronic obstructive pulmonary disease, or COPD, and as a potential treatment for wound healing. Additionally, the Company is developing SPI-017 for peripheral arterial disease, or PAD, and SPI-3608 as a potential treatment for spinal stenosis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. The financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo Pharma Ltd., based in Tokyo and Osaka, Japan, through which the Company conducts its Asian operations; Sucampo Pharma Americas, Inc., based in Bethesda, Maryland, through which the Company conducts operations in North and South America; and Sucampo Pharma Europe Ltd., based in Oxford, U.K., through which the Company conducts operations in Europe and the rest of the world. All inter-company balances and transactions have been eliminated. In April 2010, the Company incorporated another wholly owned subsidiary, Sucampo Manufacturing & Research AG, in Wollerau, Switzerland, whose operations will focus on managing specific manufacturing, commercial, research and intellectual property activities and whose activity and accounts are included in the consolidated financial statements.

2.      Summary of Significant Accounting Policies

Cash and Cash Equivalents

For the purpose of the condensed consolidated balance sheets and statements of cash flows, cash equivalents include all highly liquid investments with an original maturity of 90 days or less at the time of purchase.

Current and Non-current Investments

Current and non-current investments consist primarily of U.S. Treasury bills and notes, U.S. government agencies securities, municipal and corporate bonds, mutual funds and auction rate securities, or ARS. The Company classifies its investments into current and non-current based on their maturities and management’s reasonable expectation to realize these investments in cash. The Company classifies all of its investments, except ARS, as available for sale securities and reports unrealized gains or losses, net of related tax effects, in other comprehensive income. Pursuant to the Company’s acceptance of settlement rights for its investments in ARS in October 2008, the Company classifies its investments in ARS as trading securities and records gains or losses resulting from the changes in fair values of its ARS and related settlement rights in other income (expense), net. The fair value of the settlement rights related to ARS is recorded in non-current other assets. The fair value of the settlement rights has been derived from the par value of the Company’s investment in ARS and the fair value of ARS as of the recognition date, since the settlement rights obligate the broker to redeem the ARS at par value. The redemption of the remaining ARS and the related settlement rights are described in Note 4 below.

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

Under the Takeda agreement, royalties are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Under the Abbott agreement, should Amitiza be commercialized in Japan, the Company will purchase and assume title to inventories of Amitiza and recognize revenues from the sales of such product to Abbott when earned.

The Takeda supplemental agreement consists of the following key funding streams: reimbursements of co-promotion costs based upon a per-day rate up to a specific annual amount and reimbursements of the costs of miscellaneous marketing activities, which the Company recognizes as revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts.

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

Contract revenue relates to development, manufacturing and consulting activities with a related party, R-Tech Ueno, Ltd. or R-Tech, a Japanese manufacturing and research and development company that is majority owned by the Company’s founders. The contract revenue includes upfront payments received for exclusive manufacturing and supply agreements which are accounted for under the time-based model.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. In accordance with its investment policy, the Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of June 30, 2010 and December 31, 2009, approximately $62.7 million, or 54.7%, and $60.7 million, or 51.2%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments was issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits. On June 8, 2010, the issuer of the Company’s remaining ARS redeemed the security at par value of $10.0 million.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s expected activities may necessitate significant uses of working capital. The Company’s working capital requirements will depend on many factors, including the successful sales of Amitiza and Rescula, research and development efforts to develop new products or indications, payments received under contractual agreements with other parties, the status of competitive products, market acceptance of the Company’s new products by physicians and patients and resolution of pending legal matters. The Company plans to continue financing operations with its existing cash and investments as well as with product royalty revenue and cash received from milestones and other revenue related to its joint collaboration, commercialization, license and supply agreements.

Revenues from one unrelated party, Takeda, accounted for 88.1% and 79.2% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively, and 84.3% and 87.5% for the six months ended June 30, 2010 and 2009, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 99.7% and 96.5% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at June 30, 2010 and December 31, 2009, respectively. Revenues from another unrelated party, Abbott, accounted for 11.1% and 20.2% of the Company’s total revenues for the three months ended June 30, 2010 and 2009, respectively, and 15.0% and 11.9% for the six months ended June 30, 2010 and 2009, respectively. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted (Note 9).

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

The Company has previously entered into a restated license agreement with a related party, Sucampo AG, or SAG, to grant the Company a royalty-bearing, exclusive, worldwide license to develop prostone compounds, other than Rescula. SAG is a Swiss-patent holding company and an entity wholly-owned by the Company’s founders. The Company’s success depends, in part, on SAG’s ability to obtain and maintain proprietary protection for the intellectual property rights relating to the prostone technology and products (Note 8).

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company reclassified money market funds of approximately $186,000 from current investments to cash and cash equivalents as of June 30, 2009. The Company has adjusted the cash flow statement for the quarter ended June 30, 2009 accordingly.

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

In September 2009, the FASB issued an amendment to the authoritative guidance which addresses how revenues should be allocated among products and services in a singular sales arrangement. The guidance establishes a hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence, or VSOE, at the highest level, third-party evidence of VSOE at the intermediate level, and management's best estimate at the lowest level. It replaces "fair value" with "selling price" in revenue allocation guidance. It also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance will be effective prospectively for agreements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is continuing to evaluate the impact that this amendment would have on its financial condition and results of operation upon adoption.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2010, the FASB issued authoritative guidance on improving the disclosures about fair value measurements. This statement requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This statement is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. The Company adopted the relevant guidance effective January 1, 2010 and such adoption did not have a material impact on the condensed consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under this statement, an accounting policy election can be made to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. This statement is limited to transactions involving research or development. This statement is effective for annual and interim reporting periods beginning on or after June 15, 2010 and may be early adopted. Since the Company elected to continue to use the existing revenue models, the relevant guidance has not been adopted.

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

The computation of net income (loss) per share for the three and six months ended June 30, 2010 and 2009 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Basic net loss per share:
Net loss	$(1,978)	$(238)	$(2,277)	$(2,013)

Weighted average class A and B common shares
outstanding	41,848	41,844	41,847	41,844

Basic net loss per share	$(0.05)	$(0.01)	$(0.05)	$(0.05)

Diluted net loss per share:
Net loss	$(1,978)	$(238)	$(2,277)	$(2,013)

Weighted average class A and B common shares
outstanding for diluted net income per share	41,848	41,844	41,847	41,844

Diluted net loss per share	$(0.05)	$(0.01)	$(0.05)	$(0.05)

For the periods listed above, the following securities were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive as of June 30, 2010 and 2009:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30,
(In thousands)	2010	2009
Employee stock options	1,400	670
Non-employee stock options	450	450

4.      Current and Non-Current Investments

At June 30, 2010 and December 31, 2009, current and non-current available-for-sale investments consisted of the following securities:

	June 30, 2010
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$1,004	$-	$-	$1,004
U.S. commercial paper	5,181	2	-	5,183
U.S. government securities	13,016	12	(5)	13,023
Municipal securities	16,600	6	(9)	16,597
Certificates of deposits	1,750	1	-	1,751
Corporate bonds	18,585	27	(7)	18,605
Total	$56,136	$48	$(21)	$56,163

Non-current:
U.S. government securities	$6,703	$5	$(7)	$6,701
Municipal securities	3,358	8	-	3,366
Certificates of deposits	250	-	(1)	249
Corporate bonds	5,625	-	(6)	5,619
Total	$15,936	$13	$(14)	$15,935

	December 31, 2009
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$2,999	$-	$-	$2,999
U.S. commercial paper	1,000	-	-	1,000
U.S. government securities	26,020	16	(6)	26,030
Municipal securities	25,339	4	(7)	25,336
Certificates of deposits	1,250	-	(1)	1,249
Corporate bonds	15,782	38	-	15,820
Total	$72,390	$58	$(14)	$72,434

Non-current:
U.S. government securities	$6,065	$7	$(12)	$6,060
Municipal securities	1,802	4	-	1,806
Certificates of deposits	500	-	(2)	498
Corporate bonds	1,891	1	(3)	1,889
Auction rate securities	10,000	-	(1,086)	8,914
Total	$20,258	$12	$(1,103)	$19,167

The Company records unrealized gains and losses resulting from changes in the fair value of the auction rate securities and related settlement rights within other income (loss). On June 8, 2010, the issuer of the Company’s remaining ARS redeemed the security at par value of $10.0 million, which terminated the related settlement rights.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company’s assets measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
June 30, 2010	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$1,004	$-	$-	$1,004
U.S. government securities	19,723	-	-	19,723
U.S. commercial paper	-	5,183	-	5,183
Corporate bonds	24,225	-	-	24,225
Municipal securities	19,963	-	-	19,963
Certificates of deposits	-	2,000	-	2,000
Total assets measured at fair value	$64,915	$7,183	$-	$72,098

	Fair Value Measurements at Reporting Date Using
December 31, 2009	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$2,999	$-	$-	$2,999
U.S. government securities	32,090	-	-	32,090
U.S. commercial paper	-	1,000	-	1,000
Corporate bonds	17,709	-	-	17,709
Municipal securities	27,142	-	-	27,142
Auction rate securities	-	-	8,914	8,914
Settlement rights for auction rate securities*	-	-	1,086	1,086
Certificates of deposits	-	1,747	-	1,747
Total assets measured at fair value	$79,940	$2,747	$10,000	$92,687

* included in non-current other assets in the accompanying condensed consolidated balance sheets.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

The fair value of the Company's auction rate security holdings and settlement rights as of December 31, 2009 were estimated based on an internal pricing model and categorized in Level 3 of the fair value hierarchy. The pricing model takes into consideration the characteristics of the underlying securities as well as multiple inputs, including counterparty credit quality, expected timing of redemptions and the yield premium that a market participant would require over otherwise comparable securities. These inputs require significant management judgment.

5.      Intangible Assets

In April 2009, the Company entered into two agreements with R-Tech to acquire all patents and other intellectual property rights related to Rescula for glaucoma and ocular hypertension and any new indications in the U.S. and Canada. Although Rescula eye drops have been approved by the FDA for the treatment of open-angle glaucoma and ocular hypertension since 2000, Rescula is not currently marketed in the U.S. or Canada.

Under the terms of the R-Tech agreements, the Company made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of Rescula for the treatment of glaucoma which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000, both of which are reflected in other non-current assets in the accompanying consolidated balance sheet as of June 30, 2010. The Company is amortizing the $3.4 million over the 10-year life of the license agreement, which management believes approximates the useful life of the existing underlying rights and data. Amortization expense was $171,000 and $57,000 for the six months ended June 30, 2010 and 2009, respectively. The annual amortization expense will be approximately $342,000 through April 2019.

6.      Accrued Expenses

Accrued expenses consisted of the following as of:

	June 30,	December 31,
(In thousands)	2010	2009
Research and development costs	$2,500	$3,624
Employee compensation	1,473	879
Selling and marketing costs	129	731
Other accrued expenses	3,839	1,311
Total	$7,941	$6,545

7.      Commitments

Operating Leases

The Company leases office space in the U.S., the United Kingdom and Japan under operating leases ranging through 2017. Total future minimum, non-cancelable lease payments under operating leases, which do not include future sub-lease receipts of approximately $30,000, were as follows as of June 30, 2010:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands)
2010 (July - December)	$715
2011	1,169
2012	966
2013	994
2014	1,024
2015 and thereafter	2,275
Total minimum lease payments	$7,143

Rent expense for all operating leases was approximately $313,000 and $341,000 for the three months ended June 30, 2010 and 2009, respectively, and $645,000 and $642,000 for the six months ended June 30, 2010 and 2009, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party clinical research organizations, or CROs, to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs through 2013 under these agreements as of June 30, 2010 were approximately $6.0 million. This amount does not include expected costs relating to the third phase 3 study for Amitiza in OBD and the phase 2 studies for Rescula, for which the CRO agreements have not been finalized as of June 30, 2010.

8.      Related Party Transactions

R-Tech Ueno, Ltd.

In addition to the Rescula agreements described in Note 5 above, the Company is a party to other development and exclusive supply agreements with R-Tech covering various compounds and territories. The Company’s founders, Drs. Ueno and Kuno, directly or indirectly, own a majority of the stock of R-Tech. Dr. Kuno is a member of the board of directors of R-Tech.

The Company recorded the following expenses under its agreements with R-Tech:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Clinical supplies	$91	$577	$203	$1,620
Other research and development services	83	3,034	147	3,039
	$174	$3,611	$350	$4,659

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

	June 30,	December 31,
(In thousands)	2010	2009
Deferred revenue, current	$432	$431
Deferred revenue, non-current	6,035	6,256
	$6,467	$6,687

The Company recognized approximately $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended June 30, 2010 and 2009, and approximately $209,000 for the six months ended June 30, 2010 and 2009, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Sucampo AG License Agreements

The Company expensed approximately $375,000 in milestone royalties – related parties expense under our sublicense agreement with SAG for the three months ended June 30, 2009, reflecting 5% of the $7.5 million development payment received from Abbott. The Company expensed approximately $875,000 in milestone royalties – related parties expense under our sublicense agreement with SAG for the six months ended June 30, 2009, reflecting 5% of the $10.0 million upfront payment and the $7.5 million development payments received from Abbott. There was no corresponding expense in 2010.

The Company expensed approximately $1.7 million and $1.6 million in product royalties – related parties under the license agreement with SAG for the three months ended June 30, 2010 and 2009, respectively, and approximately $3.4 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively, reflecting 3.2% of Amitiza net sales in the U.S. during each of these periods.

9.      Collaboration and License Agreements

Abbott license, commercialization and supply agreement

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

The Company has received a total of $17.5 million in up-front and development milestone payments through June 30, 2010 under this agreement. Subject to future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under this agreement with Abbott, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the license, commercialization and supply agreement with Abbott for the six months ended June 30, 2010:

	Amount Deferred at December 31,	Cash Received for the Six Months Ended June 30,	Revenue Recognized for the Six Months Ended June 30,	Foreign Currency Effects for the Six Months Ended June 30,	Amount Deferred at June 30,
(In thousands)	2009	2010	2010	2010	2010
Collaboration revenue:
Up-front payment associated with the Company's
obligation to participate in joint committees	$812	$-	$23	$33	$822

Research and development revenue:
Up-front payment	$3,991	$-	$2,313	$93	$1,771
Development milestone payment	$3,366	-	1,951	78	$1,493
Total	$7,357	$-	$4,264	$171	$3,264

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company has received a total of $150.0 million in up-front and development milestone payments through June 30, 2010 under these agreements. Subject to future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under the collaboration and license agreements with Takeda, although there can be no assurance that the Company will receive any such payments.

On March 12, 2010, the Company submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between the Company and Takeda dated October 29, 2004. The Company is disappointed with the level of U.S. sales of Amitiza being generated by Takeda and what the Company believes to be other failures of performance by Takeda under the agreements. The Company believes that Takeda materially breached its agreement, without limitation, by its continuing failure to exercise its best efforts to commercialize Amitiza and maximize net sales revenue, and its ongoing refusal to collaborate and provide the Company with information to which the Company is entitled under the agreement. The Company also claimed that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only the Company and the Amitiza brand, but also consumers. The Company is seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. The respective arbitrators for both the Company and Takeda have been confirmed and both parties have selected a third arbitrator. If the third arbitrator is confirmed, then it will comprise the panel that will conduct the arbitration proceedings. The Company spent and expects to spend significant resources in the dispute with Takeda and these legal proceedings may require the continuing attention of the Company’s senior management.

The following table summarizes the cash streams and related revenue recognized or deferred under the collaboration and license agreements with Takeda for the six months ended June 30, 2010:

	Amount Deferred at December 31,	Cash Received for the Six Months Ended June 30,	Revenue Recognized for the Six Months Ended June 30,	Change in Accounts Receivable for the Six Months Ended June 30,	Amount Deferred at June 30,
(In thousands)	2009	2010	2010	2010*	2010
Collaboration revenue:
Up-front payment associated with the Company's
obligation to participate in joint committees	$1,617	$-	$73	$-	$1,544

Research and development revenue:
Reimbursement of research and development expenses	$2,734	$965	$2,573	$(628)	$498

Product royalty revenue	$-	$20,796	$19,385	$(1,411)	$-

Co-promotion revenue	$-	$2,028	$2,075	$47	$-

*      Includes billed and unbilled accounts receivable.

As a result of the mixed results of the Company’s phase 3 efficacy trials for Amitiza in OBD that were completed in 2009 and a subsequent meeting with the FDA in April 2010, the Company agreed with Takeda to conduct another phase 3 efficacy trial of Amitiza for the treatment of OBD in order to file its sNDA for this indication. Accordingly, the Company concluded that the estimated completion of the OBD program would be extended from late 2010 to mid-2012 and, therefore, the recognition period for associated research and development revenue would be extended. Additionally, since Takeda funds the first $50.0 million of the development expenses for the OBD program and the Company and Takeda share equally development costs that exceed that amount, the estimated future additional revenue and expenses reflect this arrangement. This change in estimate did not have material impact on the financial statements for the three months ended June 30, 2010.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.    Stock Option Plans

The following table summarizes the employee stock option activity for the six months ended June 30, 2010 under the Company’s 2001 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	358,700	$10.43
Options expired	(13,600)	10.00
Options outstanding, June 30, 2010	345,100	10.44	3.62	$-
Options exercisable, June 30, 2010	345,100	10.44	3.62	$-

The following table summarizes the employee stock option activity for the six months ended June 30, 2010 under the Company’s 2006 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	509,800	$8.58
Options granted	546,000	3.77
Options forfeited	(3,000)	14.12
Options outstanding, June 30, 2010	1,052,800	6.07	8.89	$-
Options exercisable, June 30, 2010	405,617	7.42	8.44	$-

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and the year ended December 31, 2009 were $1.89 and $2.73, respectively. As of June 30, 2010, approximately $1.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.50 years.

During the three months ended June 30, 2010, the Company granted (i) annual stock options for 80,000 shares of class A common stock to its independent directors and (ii) fully vested stock options for 177,000 shares of class A common stock to its non-executive employees, both under the 2006 Incentive Plan.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the 2001 Incentive Plan. As of June 30, 2010 and December 31, 2009, 450,000 options were outstanding and exercisable. These non-employee stock options vested immediately. These options have a weighted average exercise price of $5.85 as of June 30, 2010 and December 31, 2009 and a remaining contractual life of 4.84 and 5.33 years, respectively, as of June 30, 2010 and December 31, 2009.

Employee Stock Purchase Plan

Under the 2006 Employee Stock Purchase Plan, or ESPP, a total of 2,207 and 1,526 shares of class A common stock were purchased during the six months ended June 30, 2010 and 2009, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986 and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The Company received $7,452 and $8,910 upon purchase of shares under the ESPP for the six months ended June 30, 2010 and 2009, respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.    Income Taxes

For the three months ended June 30, 2010 and 2009, the Company recorded a tax provision of $315,000 and $863,000, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded a tax provision of $520,000 and $1.3 million, respectively. The tax provision for the three and six months ended June 30, 2010 and 2009 primarily pertained to taxable income generated by the Company’s U.S. subsidiary. The Company’s other subsidiaries based in Europe and Japan incurred pre-tax losses for the three and six months ended June 30, 2010, for which no tax benefit was recognized.

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

The Company had an outstanding non-current income tax liability of approximately $788,000 for uncertain tax positions as of June 30, 2010. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s condensed consolidated financial statements, and is reflected in other liabilities in the accompanying condensed consolidated balance sheets. The liability for uncertain tax positions as of June 30, 2010 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands)	Americas	Europe	Asia	Intercompany Eliminations	Consolidated
Three Months Ended June 30, 2010
Research and development revenue	$1,269	$-	$1,520	$-	$2,789
Product royalty revenue	9,612	-	-	-	9,612
Co-promotion revenue	1,220	-	-	-	1,220
Contract and collaboration revenue	141	-	285	(272)	154
Total revenues	12,242	-	1,805	(272)	13,775
Research and development expenses	1,996	142	2,988	(272)	4,854
Depreciation and amortization	222	3	6	-	231
Other operating expenses	9,707	468	220	-	10,395
Income (loss) from operations	317	(613)	(1,409)	-	(1,705)
Interest income	254	-	1	(78)	177
Other non-operating income (expense), net	3	(49)	(167)	78	(135)
Income (loss) before income taxes	$574	$(662)	$(1,575)	$-	$(1,663)
Capital expenditures	$63	$1	$(1)	$-	$63

Three Months Ended June 30, 2009
Research and development revenue	$3,825	$-	$3,570	$-	$7,395
Product royalty revenue	8,914	-	-	-	8,914
Co-promotion revenue	1,244	-	-	-	1,244
Contract and collaboration revenue	142	-	220	(210)	152
Total revenues	14,125	-	3,790	(210)	17,705
Research and development expenses	5,807	177	3,847	(210)	9,621
Depreciation and amortization	182	3	2	-	187
Other operating expenses	6,154	302	427	-	6,883
Income (loss) from operations	1,982	(482)	(486)	-	1,014
Interest income	292	-	(1)	(72)	219
Other non-operating income (expense), net	(36)	(334)	(310)	72	(608)
Income (loss) before income taxes	$2,238	$(816)	$(797)	$-	$625
Capital expenditures	$3,068	$3	$29	$-	$3,100

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands)	Americas	Europe	Asia	Intercompany Eliminations	Consolidated
Six Months Ended June 30, 2010
Research and development revenue	$2,573	$-	$4,273	$-	$6,846
Product royalty revenue	19,385	-	-	-	19,385
Co-promotion revenue	2,075	-	-	-	2,075
Contract and collaboration revenue	282	-	570	(547)	305
Total revenues	24,315	-	4,843	(547)	28,611
Research and development expenses	4,369	361	6,037	(547)	10,220
Depreciation and amortization	440	6	13	-	459
Other operating expenses	18,712	720	418	-	19,850
Income (loss) from operations	794	(1,087)	(1,625)	-	(1,918)
Interest income	527	-	2	(141)	388
Other non-operating income (expense), net	(33)	(148)	(187)	141	(227)
Income (loss) before income taxes	$1,288	$(1,235)	$(1,810)	$-	$(1,757)
Capital expenditures	$154	$1	$2	$-	$157

Six Months Ended June 30, 2009
Research and development revenue	$8,977	$-	$3,944	$-	$12,921
Product royalty revenue	17,860	-	-	-	17,860
Co-promotion revenue	2,140	-	-	-	2,140
Contract and collaboration revenue	283	-	435	(420)	298
Total revenues	29,260	-	4,379	(420)	33,219
Research and development expenses	13,778	329	5,899	(420)	19,586
Depreciation and amortization	299	6	4	-	309
Other operating expenses	12,641	630	1,547	-	14,818
Income (loss) from operations	2,542	(965)	(3,071)	-	(1,494)
Interest income	651	-	2	(122)	531
Other non-operating income (expense), net	208	(370)	254	122	214
Income (loss) before income taxes	$3,401	$(1,335)	$(2,815)	$-	$(749)
Capital expenditures	$3,195	$3	$29	$-	$3,227

As of June 30, 2010
Property and equipment, net	$1,892	$28	$197	$-	$2,117
Identifiable assets, net of intercompany loans and investments	$129,759	$6,316	$3,900	$(2,800)	$137,175

As of December 31, 2009
Property and equipment, net	$2,008	$34	$200	$-	$2,242
Identifiable assets, net of intercompany loans and investments	$134,714	$864	$11,294	$(1,901)	$144,971

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

Overview

We are an international biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds that occur naturally in the human body as a result of enzymatic, 15-PGDH, transformation of certain fatty acids. We believe that most prostones function as activators of cellular ion channels and do not function in the same manner as prostaglandins. As a result, prostones promote fluid secretion and enhance cell protection, including the recovery of cellular barrier function. This activity gives prostones wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostones for the treatment of gastrointestinal, ophthalmic, respiratory, vascular and central nervous system diseases and other disorders for which there are unmet or underserved medical needs and significant commercial potential.

The therapeutic potential of prostones was first identified by Dr. Ryuji Ueno. To date, two prostone products have received marketing approval. Amitiza® (lubiprostone) is an FDA-approved treatment for two gastrointestinal indications: (i) chronic idiopathic constipation, or CIC, in adults of both genders and all ages and (ii) irritable bowel syndrome with constipation, or IBS-C, in adult women. Rescula® (unoprostone isopropyl) is FDA-approved for the treatment of open-angle glaucoma and ocular hypertension.

We generate revenue through product royalties, development milestone payments, and clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek regulatory approvals for additional indications for Amitiza, Rescula and other compounds both in the U.S. and other countries and expand our international operations. We hold an exclusive worldwide royalty-bearing license from Sucampo AG, or SAG, a Swiss patent-holding company, to develop and commercialize Amitiza and all other prostone compounds covered by patents and patent applications held by SAG. We are obligated to assign to SAG all patentable improvements that we make in the field of prostones, which in turn SAG is obligated to license back to us on an exclusive basis.

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

Under the Takeda agreement, Takeda is primarily responsible for the sales and marketing of Amitiza in the U.S. and Canada. Takeda currently sells Amitiza in the U.S., mainly to office-based specialty and primary care physicians and reimburses us a part of our co-promotion expenses. We currently co-promote Amitiza in the U.S. through a specialty sales force focused on the institutional marketplace, including specialist physicians based in academic medical centers and long-term care and veteran’s affairs facilities. Takeda records all sales of Amitiza and we receive a tiered royalty based on net sales. We are primarily responsible for Amitiza research and development efforts and hold the new drug application, or NDA. Takeda reimburses us for a significant portion of our research and development activities.

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

Our founders, Drs. Ryuji Ueno and Sachiko Kuno, together, directly or indirectly, own all of the stock of SAG, and a majority of the stock of R-Tech Ueno, or R-Tech, as described more fully in Note 8 to the condensed consolidated financial statements. Drs. Ueno and Kuno also are our controlling stockholders and are married to each other. Dr. Ueno is our chief executive officer and chairman of the Board of Directors. Dr. Kuno is a member of our Board of Directors, our advisor on international business development and is a member of the Board of Directors of R-Tech.

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda Pharmaceuticals Company Limited dated October 29, 2004. We are disappointed with the level of U.S. sales of Amitiza being generated by Takeda and other failures of performance by Takeda under the agreements. We believe that Takeda materially breached its agreement, without limitation, by its continuing failure to exercise its best efforts to commercialize Amitiza and maximize net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claimed that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the Amitiza brand, but also consumers. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. The respective arbitrators for both us and Takeda have been confirmed and both parties have selected a third arbitrator. If the third arbitrator is confirmed, then it will comprise the panel that will conduct the arbitration proceedings. We spent and expect to spend significant resources in the dispute with Takeda and these legal proceedings may require the continuing attention of our senior management.

Our Clinical Development Programs

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

Amitiza (lubiprostone) in the United States and Canada. We currently are pursuing development of a third gastrointestinal indication of Amitiza for the treatment of opioid-induced bowel dysfunction, or OBD, in patients with non-malignant pain, a constipation-related gastrointestinal indication. In July 2009, we reported top-line results for the two identically-designed efficacy studies conducted by a clinical research organization, or CRO, one of which met the primary endpoint by demonstrating a statistically significant change from baseline in the frequency of spontaneous bowel movements, or SBM, at week 8 of treatment when compared to placebo. We have advised the CRO of our concerns over its conduct of the studies. Based on a recent meeting with the FDA, we will conduct one additional phase 3 efficacy study in order to submit a supplemental new drug application, or sNDA, for the OBD indication, which we plan to initiate in late 2010.

Amitiza (lubiprostone) in Japan. In June 2010, we reported that the phase 3 efficacy trial of lubiprostone in Japanese CIC patients met the primary endpoint by demonstrating a statistically significant (p<0.001) change in the frequency of SBMs at the end of week 1 of treatment when compared to placebo.

In August 2010, we reported the interim results through 24 weeks of our fully enrolled 48-week phase 3 clinical trial to evaluate the long-term safety of lubiprostone in Japanese CIC patients. Those results showed that lubiprostone was safe and well-tolerated. As of this interim analysis, a total of 7.7% of patients experienced moderate adverse drug reactions, 65.6% experienced mild adverse drug reactions and no severe adverse drug reactions were reported. The two most common adverse drug reactions reported were diarrhea (32.5% of patients) and nausea (26.3% of patients). The nausea was transient in duration and the majority of patients experiencing nausea remained on treatment. Data from patients’ daily diary cards showed improvements from baseline in all efficacy endpoints, including bowel movements frequency, straining, incomplete evacuation, stool consistency, abdominal bloating and abdominal discomfort. Patients’ quality of life, or QOL, as measured by the IBS-QOL and SF-36 questionnaires, also showed improvement from baseline at Week 24. Top-line data from this 48-week long-term safety study are expected to be available during the fourth quarter of 2010.

Amitiza (lubiprostone) in other countries. We have retained full rights to develop and commercialize Amitiza for the rest of the world’s markets outside of the U.S., Canada and Japan. In November 2009, we obtained a marketing authorization for lubiprostone in Switzerland for the long-term treatment of adult patients with CIC. This is the first European regulatory approval for us. Amitiza is the first prescription medicine to be approved in Switzerland for the long-term treatment of CIC and we are currently pursuing the pricing approval with the Swiss authorities. We continue to evaluate the opportunities to obtain an appropriate label in the E.U. for chronic therapy of CIC and OBD.

Rescula. Under our agreement with R-Tech, we hold the exclusive rights to commercialize Rescula in the U.S. and Canada for the treatment of glaucoma and ocular hypertension and any new indication developed by us. We also have the right of first refusal to commercialize Rescula in the U.S. and Canada for any additional indications for which unoprostone is developed by R-Tech. Currently, we intend to develop Rescula as a treatment for ophthalmic diseases including retinitis pigmentosa (an orphan indication), dry age-related macular degeneration, or dry AMD, and diabetic retinopathy. We anticipate initiating two phase 2 trials to evaluate Rescula as a potential treatment for (i) retinitis pigmentosa and (ii) dry AMD in 2011.We also plan to re-launch Rescula in the U.S. for the treatment of open-angle glaucoma and ocular hypertension.

Cobiprostone. In July 2009, we reported top-line results from our phase 2a clinical trial of orally administered cobiprostone for the prevention of gastric ulcers and other gastrointentinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs. Cobiprostone patients experienced an overall statistically significant reduction in the number of gastric erosions through the treatment period of 12 weeks as compared to placebo patients. In addition, the high dose cobiprostone group experienced a 50.0% reduction in the overall incidence of gastric ulcers when compared to patients taking placebo. We are evaluating a phase 2b study to complement the findings of earlier studies. We also are designing a preclinical study of cobiprostone for use as a treatment for chronic obstructive pulmonary disease, or COPD, and as a potential treatment for wound healing.

SPI-017 is currently in preclinical and clinical testing in peripheral arterial diseases as well as central nervous system disorders. We have recently completed a phase 1 clinical program of the intravenous formulation of SPI-017 for peripheral arterial disease, or PAD, in Japan and plan to initiate a phase 2 study for this indication in late 2010.

SPI-3608:  A novel prostone, SPI-3608, will continue to undergo preclinical testing. Based on preclinical results seen to date, this compound may have potential as a treatment for spinal stenosis.

Results of Operations

Comparison of three months ended June 30, 2010 and June 30, 2009

Revenues

The following table summarizes our revenues for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
(In thousands)	2010	2009
Research and development revenue	$2,789	$7,395
Product royalty revenue	9,612	8,914
Co-promotion revenue	1,220	1,244
Contract and collaboration revenue	154	152
Total	$13,775	$17,705

Total revenues were $13.8 million for the three months ended June 30, 2010 compared to $17.7 million for the three months ended June 30, 2009, a decrease of $3.9 million or 22.2%.

Research and development revenue was $2.8 million for the three months ended June 30, 2010 compared to $7.4 million for the three months ended June 30, 2009, a decrease of $4.6 million or 62.3%. The decrease was primarily due to reduced revenue recognized in respect to the OBD program for Amitiza in the U.S., partially offset by $1.5 million in revenue recognized under the agreement with Abbott in Japan. The research and development revenue recognized under the agreement with Takeda decreased to $1.3 million for the three months ended June 30, 2010 from $3.8 million for the three months ended June 30, 2009, reflecting a completion of the initial two phase 3 efficacy trials in July 2009 funded by Takeda and the change in estimated costs and timeline to complete the OBD program, including an additional phase 3 efficacy trial. Since Takeda funds the first $50.0 million of the development expenses for the OBD program and we and Takeda share equally development costs that exceed that amount, we expect to fund about 50.0% of the upcoming phase 3 trial. The research and development revenue recognized under the agreement with Abbott decreased to $1.5 million for the three months ended June 30, 2010 from $3.6 million for the three months ended June 30, 2009, reflecting the progress of the Japanese development program for lubiprostone. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program.

Product royalty revenue represents royalty revenue earned on net sales of Amitiza in the United States. For the three months ended June 30, 2010 and 2009, we recognized $9.6 million and $8.9 million, respectively, of product royalty revenue, an increase of $698,000 or 7.8%, reflecting mainly a higher price per pill and a slight increase in volume.

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. For each of the three months ended June 30, 2010 and 2009, we recognized $1.2 million of co-promotion revenues for reimbursement of our sales force costs.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
(In thousands)	2010	2009
Direct costs:
Amitiza	$3,223	$7,579
Cobiprostone	162	687
SPI-017	733	679
Rescula	174	58
Other	21	110
Total	4,313	9,113

Indirect costs	541	508
Total	$4,854	$9,621

Total research and development expenses for the three months ended June 30, 2010 were $4.9 million compared to $9.6 million for the three months ended June 30, 2009, a decrease of $4.7 million or 49.5%. The decrease was primarily due to the completion in July 2009 of the initial two phase 3 pivotal clinical trials for the treatment of OBD, the completion in July 2009 of the phase 2 clinical trial of cobiprostone for the prevention of NSAID-induced ulcers and a slight increase in overall preclinical and basic development costs related to SPI-017 and pre-clinical compounds.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
(In thousands)	2010	2009
Salaries, benefits and related costs	$1,423	$751
Legal, consulting and other professional expenses	3,503	911
Other expenses	1,678	1,262
Total	$6,604	$2,924

General and administrative expenses were $6.6 million for the three months ended June 30, 2010, compared to $2.9 million for the three months ended June 30, 2009, an increase of $3.7 million or 125.9%. The increase in salaries, benefits and related costs was primarily attributable to an increase in the number of key personnel and in the incentive compensation plans for 2010. The increase in legal, consulting and other professional expenses relates primarily to costs incurred in connection with the ongoing legal matters.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote Amitiza, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $2.3 million for the three months ended June 30, 2010, compared to $2.2 million for the three months ended June 30, 2009, an increase of $125,000 or 5.7%. Part of the Amitiza co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Product Royalties − Related Parties

Product royalties – related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, increased to $1.7 million for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009, which was consistent with the increase of net sales and product royalty revenue.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
(In thousands)	2010	2009
Interest income	$177	$219
Other income (expense), net	(135)	(608)
Total	$42	$(389)

Interest income was $177,000 for the three months ended June 30, 2010, compared to $219,000 for the three months ended June 30, 2009, a decrease of $42,000, or 19.2%. The decrease was primarily due to lower prevailing interest rates earned by our investments and a shift in the composition of our portfolio from auction rate securities, or ARS, which bear higher interest rates, to other types of investments. The increase in other income was primarily attributable to foreign exchange gains and losses. Our investment in ARS was redeemed in June 2010.

Income Taxes

We recorded a tax provision of $315,000 and $863,000 for the three months ended June 30, 2010 and 2009, respectively. The tax provision for the three months ended June 30, 2010 mainly pertained to taxable income generated by our U.S. subsidiary. Our other subsidiaries, based in Europe and Japan, incurred a pre-tax loss for the three months ended June 30, 2010, for which no tax benefit was recognized. As of June 30, 2010, we had an outstanding non-current income tax liability of approximately $788,000 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our condensed consolidated financial statements. The liability for uncertain tax positions as of June 30, 2010 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.

Comparison of six months ended June 30, 2010 and June 30, 2009

Revenues

The following table summarizes our revenues for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Research and development revenue	$6,846	$12,921
Product royalty revenue	19,385	17,860
Co-promotion revenue	2,075	2,140
Contract and collaboration revenue	305	298
Total	$28,611	$33,219

Total revenues were $28.6 million for the six months ended June 30, 2010 compared to $33.2 million for the six months ended June 30, 2009, a decrease of $4.6 million or 13.9%.

Research and development revenue was $6.8 million for the six months ended June 30, 2010 compared to $12.9 million for the six months ended June 30, 2009, a decrease of $6.1 million or 47.0%. The decrease was primarily due to reduced revenue recognized in respect to the OBD program for Amitiza in the U.S., partially offset by $4.3 million in revenue recognized under the agreement with Abbott in Japan. The research and development revenue recognized under the agreement with Takeda decreased to $2.6 million for the six months ended June 30, 2010 from $9.0 million for the six months ended June 30, 2009, generally reflecting a completion of the initial two phase 3 efficacy trials in July 2009 funded by Takeda and the change in estimated costs and timeline to complete the OBD program, including an additional phase 3 efficacy trial. Since Takeda funds the first $50.0 million of the development expenses for the OBD program and we and Takeda share equally development costs that exceed that amount, we expect to fund about 50.0% of the upcoming phase 3 trial. The research and development revenue recognized under the agreement with Abbott increased to $4.3 million for the six months ended June 30, 2010 from $3.9 million for the six months ended June 30, 2009, reflecting the progress of the Japanese development program for lubiprostone. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program.

Product royalty revenue represents royalty revenue earned on net sales of Amitiza in the United States. For the six months ended June 30, 2010 and 2009, we recognized $19.4 million and $17.9 million, respectively, of product royalty revenue, an increase of $1.5 million or 8.5%, reflecting mainly a higher price per pill and a slight increase in volume.

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. For each of the six months ended June 30, 2010 and 2009, we recognized $2.1 million of co-promotion revenues for reimbursement of our sales force costs.

Research and Development Expenses

The following summarizes our research and development expenses for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Direct costs:
Amitiza	$6,997	$14,350
Cobiprostone	307	1,577
SPI-017	1,542	2,316
Rescula	292	58
Other	82	254
Total	9,220	18,555

Indirect costs	1,000	1,031
Total	$10,220	$19,586

Total research and development expenses for the six months ended June 30, 2010 were $10.2 million compared to $19.6 million for the six months ended June 30, 2009, a decrease of $9.4 million or 47.8%. The decrease was primarily due to the completion in July 2009 of the two phase 3 pivotal clinical trials for the treatment of OBD, the completion in July 2009 of the phase 2 clinical trial of cobiprostone for the prevention of NSAID-induced ulcers and a reduction in overall preclinical and basic development costs related to SPI-017.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Salaries, benefits and related costs	$2,668	$1,909
Legal, consulting and other professional expenses	6,738	1,989
Other expenses	2,957	2,481
Total	$12,363	$6,379

General and administrative expenses were $12.4 million for the six months ended June 30, 2010, compared to $6.4 million for the six months ended June 30, 2009, an increase of $6.0 million or 93.8%. The increase in salaries, benefits and related costs was primarily attributable to an increase in the number of key personnel and in the incentive compensation plans for 2010. The increase in legal, consulting and other professional expenses relates primarily to costs incurred in connection with the ongoing legal matters.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote Amitiza, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $4.5 million for the six months ended June 30, 2010, compared to $4.7 million for the six months ended June 30, 2009, a decrease of $200,000 or 4.3%. The decrease in the selling and marketing expenses was primarily due to a reduction in market research expenses in 2010. Part of the Amitiza co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Product Royalties − Related Parties

Product royalties – related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, increased to $3.4 million for the six months ended June 30, 2010 from $3.2 million for the six months ended June 30, 2009, which was consistent with the increase of net sales and product royalty revenue.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Interest income	$388	$531
Other income (expense), net	(227)	214
Total	$161	$745

Interest income was $388,000 for the six months ended June 30, 2010 compared to $531,000 for the six months ended June 30, 2009, a decrease of $143,000, or 26.9%. The decrease was primarily due to lower prevailing interest rates earned by our investments and a shift in the composition of our portfolio from ARS, which bear higher interest rates, to other types of investments. Our investment in ARS was redeemed in June 2010. The change in other income (expense) was primarily attributable to foreign exchange gains and losses.

Income Taxes

We recorded a tax provision of $520,000 and $1.3 million for the six months ended June 30, 2010 and 2009, respectively. The tax provision for the six months ended June 30, 2010 mainly pertained to taxable income generated by our U.S. subsidiary. Our other subsidiaries, based in Europe and Japan, incurred a pre-tax loss for the six months ended June 30, 2010, for which no tax benefit was recognized. As of June 30, 2010, we had an outstanding non-current income tax liability of approximately $788,000 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our condensed consolidated financial statements. The liability for uncertain tax positions as of June 30, 2010 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.

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

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $1.3 million for the six months ended June 30, 2010, compared to income before taxes of $3.4 million for the six months ended June 30, 2009. These results primarily reflect the completion of the initial two phase 3 clinical trials of Amitiza for the treatment of OBD and cobiprostone for the prevention of NSAID-induced ulcers in 2009 offset by an increase in general and administrative expenses.

Our segment in Europe recorded a loss before taxes of $1.2 million for the six months ended June 30, 2010, compared to a loss before taxes of $1.3 million for the six months ended June 30, 2009.

Our segment in Asia recorded a loss before taxes of $1.8 million for the six months ended June 30, 2010, compared to a loss before taxes of $2.8 million during the six months ended June 30, 2009. These results primarily reflect the milestone royalty payments to SAG of $875,000 during the six months ended June 30, 2009 from the payments received from Abbott in 2009.

(In thousands)	Americas	Europe	Asia	Intercompany Eliminations	Consolidated
Three Months Ended June 30, 2010
Total revenues	$12,242	$-	$1,805	$(272)	$13,775
Income (loss) before taxes	574	(662)	(1,575)	-	(1,663)

Three Months Ended June 30, 2009
Total revenues	$14,125	$-	$3,790	$(210)	$17,705
Income (loss) before taxes	2,238	(816)	(797)	-	625

Six Months Ended June 30, 2010
Total revenues	$24,315	$-	$4,843	$(547)	$28,611
Income (loss) before taxes	1,288	(1,235)	(1,810)	-	(1,757)

Six Months Ended June 30, 2009
Total revenues	$29,260	$-	$4,379	$(420)	$33,219
Income (loss) before taxes	3,401	(1,335)	(2,815)	-	(749)

Identifiable Assets
As of June 30, 2010	$129,759	$6,316	$3,900	$(2,800)	$137,175
As of December 31, 2009	134,714	864	11,294	(1,901)	144,971

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

Our cash, cash equivalents and investments consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
Cash and cash equivalents	$42,293	$26,714
Investments, current	56,163	72,434
Investments, non-current	15,935	19,167
Total	$114,391	$118,315

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

Our total cash, cash equivalents, short and long-term investments decreased by $3.9 million to $114.4 million at June 30, 2010 from $118.3 million at December 31, 2009 mainly due to the use of cash in our operating activities.

As of June 30, 2010, our short-term investments consisted of corporate bonds, U.S. government securities, U.S. Treasury notes and bills, U.S. corporate commercial paper, municipal securities, certificates of deposits and money market funds which have short-term maturities of one year or less. Our non-current investments consisted of corporate bonds, U.S. government securities, municipal securities and certificates of deposits.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash provided by (used in):
Operating activities	$(3,972)	$11,013
Investing activities	19,551	(31,845)
Financing activities	8	9
Effect of exchange rates	(8)	184
Net increase in cash and cash equivalents	$15,579	$(20,639)

Six Months Ended June 30, 2010

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2010. This reflected a net loss of $2.3 million, a decrease in deferred revenue of $6.8 million relating to the previously received funds under Takeda and Abbott agreements that were recognized as revenue during the period, offset in part by changes in other operating assets and liabilities.

Net cash provided by investing activities of $19.6 million for the six months ended June 30, 2010 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments.

Net cash provided by financing activities of $8,000 for the six months ended June 30, 2010 resulted from the proceeds we received under our employee stock purchase plan.

Six Months Ended June 30, 2009

Net cash provided by operating activities was $11.0 million for the six months ended June 30, 2009. This reflected a net loss of $2.0 million, an increase in deferred revenue of $9.4 million, and changes in other operating assets and liabilities. The increase in deferred revenue primarily related to a $10.0 million upfront payment from Abbott upon execution of the license and commercialization agreement by Sucampo Japan in February 2009 and a $7.5 million development milestone payment from Abbott for the initiation of a phase 3 study in Japan, offset by amortization of revenues in the period.

Net cash used in investing activities of $31.8 million for the six months ended June 30, 2009 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments.

Net cash provided by financing activities of $9,000 for the six months ended June 30, 2009 resulted from proceeds we received under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to:

•	fund our share of the ongoing development program of Amitiza in the U.S.;
•	fund development and regulatory efforts in Europe and Asia for lubiprostone;
•	fund development and regulatory activities for Rescula in the U.S. and Canada;
•	fund research and development activities for other prostone compounds, including cobiprostone and SPI-017;
•	fund the expansion of our commercialization activities in the U.S. and the initiation of commercialization efforts in non-U.S. markets;
•	fund capital expenditures to support the growth of our business;
•	fund activities to resolve our ongoing legal matters; and
•	fund the purchase of shares of our class A common stock up to $10.0 million, if we elect to do so, pursuant to our board-approved stock repurchase program.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At June 30, 2010, we have sufficient liquidity for more than the next 12 months.

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

Effects of Foreign Currency

We currently incur a portion of our operating expenses in the United Kingdom, Switzerland and Japan. The reporting currency for our consolidated financial statements is U.S. dollars. As such, the results of our operations could be adversely affected by changes in exchange rates either due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign exchange rate exposure.

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

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of June 30, 2010.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of June 30, 2010 and December 31, 2009, approximately 54.7% and 51.2%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

On June 8, 2010, the issuer of our remaining ARS redeemed the security at par value of $10.0 million, which terminated the related settlement rights.

Item 4.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda Pharmaceuticals Company Limited dated October 29, 2004. We are disappointed with the level of U.S. sales of Amitiza being generated by Takeda and what we believe to be other failures of performance by Takeda under the agreements. We believe that Takeda materially breached its agreement, without limitation, by its continuing failure to exercise its best efforts to commercialize Amitiza and maximize net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claimed that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the Amitiza brand, but also consumers. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. The respective arbitrators for both us and Takeda have been confirmed and both parties have selected a third arbitrator. If the third arbitrator is confirmed, then it will comprise the panel that will conduct the arbitration proceedings. We spent and expect to spend significant resources in the dispute with Takeda and these legal proceedings may require the continuing attention of our senior management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During the quarter ended June 30, 2010, we did not purchase any shares under this program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. RESERVED

Item 6.  Exhibits

(a)  Exhibits

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

August 5, 2010	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 5, 2010	By:	/s/ JAN SMILEK
Jan Smilek
Chief Financial Officer
(Principal Financial and Accounting Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith