Form 10-Q
period 2010-09-30
Sucampo Pharmaceuticals, Inc.
filed 2010-11-03
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. Please see definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 2, 2010, there were 15,658,938 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS:

Current assets:
Cash and cash equivalents	$39,290	$26,714
Investments, current	59,789	72,434
Product royalties receivable	10,400	11,023
Unbilled accounts receivable	716	644
Accounts receivable, net	6,348	512
Deferred tax assets, net	151	315
Prepaid expenses and other current assets	2,677	3,137
Total current assets	119,371	114,779

Investments, non-current	11,646	19,167
Property and equipment, net	2,067	2,242
Deferred tax assets, non-current	4,476	3,995
Other assets	3,535	4,788
Total assets	$141,095	$144,971

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$5,070	$3,195
Accrued expenses	9,101	6,545
Deferred revenue, current	1,410	10,565
Income taxes payable	496	349
Total current liabilities	16,077	20,654

Deferred revenue, non-current	8,109	8,643
Other liabilities	2,084	2,121
Total liabilities	26,270	31,418

Commitments (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at September 30, 2010 and December 31, 2009; 15,658,938 and 15,655,730 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	156	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2010 and December 31, 2009; 26,191,050 shares issued and outstanding at September 30, 2010 and December 31, 2009	262	262
Additional paid-in capital	99,531	98,636
Accumulated other comprehensive income	730	484
Retained earnings	14,146	14,015
Total stockholders' equity	114,825	113,553
Total liabilities and stockholders' equity	$141,095	$144,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Research and development revenue	$9,072	$7,045	$15,918	$19,966
Product royalty revenue	10,400	9,367	29,785	27,227
Co-promotion revenue	1,282	1,266	3,357	3,406
Contract and collaboration revenue	154	153	459	451
Total revenues	20,908	17,831	49,519	51,050

Operating expenses:
Research and development	6,261	7,383	16,481	26,969
General and administrative	6,138	4,317	18,501	10,696
Selling and marketing	2,602	3,047	7,102	7,747
Milestone royalties - related parties	1,251	-	1,251	875
Product royalties - related parties	1,823	1,664	5,269	4,837
Total operating expenses	18,075	16,411	48,604	51,124

Income (loss) from operations	2,833	1,420	915	(74)
Non-operating income (expense):
Interest income	113	211	501	742
Other expense, net	(115)	(250)	(342)	(36)
Total non-operating income (expense), net	(2)	(39)	159	706

Income before income taxes	2,831	1,381	1,074	632
Income tax provision	(423)	(1,469)	(943)	(2,733)
Net income (loss)	$2,408	$(88)	$131	$(2,101)

Net income (loss) per share:
Basic net income (loss) per share	$0.06	$-	$-	$(0.05)
Diluted net income (loss) per share	$0.06	$-	$-	$(0.05)
Weighted average common shares outstanding - basic	41,849	41,844	41,848	41,844
Weighted average common shares outstanding - diluted	41,849	41,844	41,851	41,844

Comprehensive income (loss):
Net income (loss)	$2,408	$(88)	$131	$(2,101)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax effect	12	20	5	(52)
Foreign currency translation	441	15	241	152
Comprehensive income (loss)	$2,861	$(53)	$377	$(2,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2009	15,655,730	$156	26,191,050	$262	$98,636	$484	$14,015	$113,553
Employee stock option expense	-	-	-	-	884	-	-	884
Stock issued under employee stock purchase plan	3,208	-	-	-	11	-	-	11
Foreign currency translation	-	-	-	-	-	241	-	241
Unrealized gain on investments, net of tax effect	-	-	-	-	-	5	-	5
Net income	-	-	-	-	-	-	131	131
Balance at September 30, 2010	15,658,938	$156	26,191,050	$262	$99,531	$730	$14,146	$114,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$131	$(2,101)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	698	532
Deferred tax provision	(317)	616
Stock-based compensation	884	259
Amortization of premiums on investments	1,254	898
Unrealized gain on trading securities	-	(2,601)
Unrealized loss on settlement rights of auction rate securities	-	2,352
Realized gain on trading securities	(1,086)	-
Realized loss on settlement rights of auction rate securities	1,086	-
Changes in operating assets and liabilities:
Accounts receivable	(5,496)	(472)
Unbilled accounts receivable	(72)	3,545
Product royalties receivable	623	357
Income taxes payable	147	441
Accounts payable	1,643	643
Accrued expenses	2,476	(520)
Deferred revenue	(10,050)	(483)
Other assets and liabilities, net	442	(501)
Net cash provided by (used in) operating activities	(7,637)	2,965

Cash flows from investing activities:
Purchases of investments	(58,440)	(129,094)
Proceeds from sales of investments	13,200	9,504
Maturities of investments	65,247	88,856
Purchases of property and equipment	(247)	(463)
Purchase of intangible assets	-	(2,915)
Net cash provided by (used in) investing activities	19,760	(34,112)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	11	14
Net cash provided by financing activities	11	14

Effect of exchange rates on cash and cash equivalents	442	889

Net increase (decrease) in cash and cash equivalents	12,576	(30,244)
Cash and cash equivalents at beginning of period	26,714	62,562
Cash and cash equivalents at end of period	$39,290	$32,318

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets included in accrued expenses	$-	$500

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

The therapeutic potential of prostones was first identified by one of the Company’s founders, Dr. Ryuji Ueno. To date, two prostone products have received marketing approval. Amitiza® (lubiprostone) is a U.S. Food and Drug Administration, or FDA,-approved treatment for two gastrointestinal indications: (i) chronic idiopathic constipation, or CIC, in adults of both genders and all ages and (ii) irritable bowel syndrome with constipation, or IBS-C, in adult women. Rescula® (unoprostone isopropyl) is FDA-approved for lowering of intra-ocular pressure, or IOP, in open-angle glaucoma and ocular hypertension patients who are intolerant of or insufficiently responsive to other IOP lowering medications.

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

In Japan, lubiprostone is being developed for gastrointestinal indications under a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott. In September 2010, the Company submitted a marketing application to the Japanese Pharmaceuticals and Medical Devices Agency for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC in Japanese adults.

In November 2009, Amitiza received marketing authorization for CIC from Swissmedic, the Swiss Agency for Therapeutic Products. The Company continues to evaluate the opportunities to commercialize Amitiza in the European Union consistent with its approval by the FDA in the U.S. for chronic therapy for either CIC or IBS-C.

In April 2009, the Company acquired the rights to Rescula that allow the Company to commercialize Rescula in the U.S. and Canada for its approved indication and any new indication developed by the Company. The Company plans to re-launch Rescula in the U.S. for the treatment of open-angle glaucoma and ocular hypertension after receiving approval of a supplemental new drug application, or sNDA, from the FDA. In September 2010, Rescula received an Orphan Drug designation from the FDA for retinitis pigmentosa. Additionally, the Company plans to initiate clinical trials of Rescula for the indication of dry age-related macular degeneration, or dry AMD, in 2011.

Other prostone compounds in the Company’s development pipeline include cobiprostone for the prevention of gastric ulcers and other gastrointestinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs, for use as a treatment for chronic obstructive pulmonary disease, or COPD, and as a potential treatment for wound healing. Additionally, the Company is developing SPI-017 as a potential treatment for peripheral arterial disease, or PAD, and SPI-3608 as a potential treatment for spinal stenosis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K that the Company filed with the SEC on March 15, 2010. The financial information as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo Pharma Ltd., based in Tokyo and Osaka, Japan, through which the Company conducts its Asian operations; Sucampo Pharma Americas, Inc., based in Bethesda, Maryland, through which the Company conducts operations in North and South America; and Sucampo Pharma Europe Ltd., based in Oxford, U.K., through which the Company conducts operations in Europe and the rest of the world. In April 2010, the Company incorporated another wholly owned subsidiary, Sucampo Manufacturing & Research AG, in Wollerau, Switzerland, whose operations will focus on managing specific manufacturing, commercial, research and intellectual property activities and whose activity and accounts are also included in the consolidated financial statements. All inter-company balances and transactions have been eliminated.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

For the purpose of the condensed consolidated balance sheets and statements of cash flows, cash equivalents include all highly liquid investments with an original maturity of 90 days or less at the time of purchase.

Current and Non-current Investments

Current and non-current investments consist primarily of U.S. Treasury bills and notes, U.S. government agencies securities, municipal and corporate bonds, mutual funds and auction rate securities, or ARS. The Company classifies its investments into current and non-current based on their maturities and management’s reasonable expectation to realize these investments in cash. The Company classifies all of its investments, except ARS, as available for sale securities and reports unrealized gains or losses, net of related tax effects, in other comprehensive income. Pursuant to the Company’s acceptance of settlement rights for its investments in ARS in October 2008, the Company classified its investments in ARS as trading securities and recorded gains or losses resulting from the changes in fair values of its ARS and related settlement rights in other income (expense), net. The fair value of the settlement rights related to ARS is recorded in non-current other assets. The fair value of the settlement rights has been derived from the par value of the Company’s investment in ARS and the fair value of ARS as of the recognition date, since the settlement rights obligate the broker to redeem the ARS at par value. The redemption of the ARS and the related settlement rights are described in Note 4 below.

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

The Company evaluated the multiple deliverables within the collaboration and license agreements in accordance with the guidance of multiple deliverables to determine whether the delivered elements that are the obligation of the Company have value to other parties to the agreement on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting. The Company’s deliverables under the Takeda and Abbott agreements, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 8.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

Under the Takeda agreement, royalties are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms and all revenue recognition criteria are met. Under the Abbott agreement, should Amitiza be commercialized in Japan, the Company will purchase and assume title to inventories of Amitiza and recognize revenues from the sales of such product to Abbott when earned.

The Takeda supplemental agreement consists of the following key funding streams: reimbursements of co-promotion costs based upon a per-day rate up to a specific annual amount and reimbursements of the costs of miscellaneous marketing activities, which the Company recognizes as co-promotion revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts.

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

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. In accordance with its investment policy, the Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of September 30, 2010 and December 31, 2009, approximately $59.7 million, or 53.8%, and $60.7 million, or 51.2%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments was issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits. On June 8, 2010, the Company’s remaining ARS were redeemed at par value of $10.0 million per the agreement with the ARS broker.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

Revenues from one unrelated party, Takeda, accounted for 62.4% and 79.8% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively, and 75.0% and 84.8% for the nine months ended September 30, 2010 and 2009, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 69.0% and 96.5% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at September 30, 2010 and December 31, 2009, respectively. Revenues from another unrelated party, Abbott, accounted for 37.1% and 19.6% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively, and 24.3% and 14.6% for the nine months ended September 30, 2010 and 2009, respectively. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted (See Note 8 for additional details).

The Company has an exclusive supply arrangement with R-Tech to provide it with commercial and clinical supplies of its product and product candidates. Additionally, in April 2009, the Company acquired from R-Tech all patents and other intellectual property rights related to Rescula in the U.S. and Canada. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (See Note 9 for additional details).

In June 2006, the Company entered into a restated license agreement with a related party, Sucampo AG, or SAG, to grant the Company a royalty-bearing, exclusive, worldwide license to develop prostone compounds, other than Rescula. SAG is a Swiss-patent holding company and an entity wholly-owned by the Company’s founders. The Company’s success depends, in part, on SAG’s ability to obtain and maintain proprietary protection for the intellectual property rights relating to the prostone technology and products (See Note 9 for additional details). If each operating subsidiary has not either (i) incurred at least $333,333 of development costs annually for at least one prostone compound other than Amitiza, cobiprostone and SPI-017, or in the aggregate for all operating subsidiaries at least $1.0 million annually in development costs for any prostone compound other than Amitiza, cobiprostone and SPI-017 or (ii) provided to SAG certain development data by the later of June 30, 2011 or the date upon which Drs. Ryuji Ueno and Sachiko Kuno are no longer controlling stockholders of the Company, SAG may terminate the commercial license rights to certain compounds. In addition, SAG may not sell any or all of its business without providing the Company with notice of the terms of the sale, upon which the Company has 60 days in which to notify SAG that it wishes to purchase SAG on such terms. In the event that the Company does not respond to the SAG notice within 60 days, SAG may proceed to sell SAG to a third party on terms no less favorable than the terms provided to the Company.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company reclassified money market funds of approximately $567,000 from current investments to cash and cash equivalents as of September 30, 2009. The Company has adjusted the cash flow statement for the nine months ended September 30, 2009 accordingly.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of qualifying special-purpose entities, or QSPEs, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted the guidance effective January 1, 2010 and such adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance on improving the disclosures about fair value measurements. This guidance requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. The Company adopted the relevant guidance effective January 1, 2010 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2010, the FASB issued authoritative guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under this guidance, an accounting policy election can be made to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. This guidance is limited to transactions involving research or development. This guidance is effective for annual and interim reporting periods beginning on or after June 15, 2010 and may be early adopted. Since the Company elected to continue to use the existing revenue models, the relevant guidance has not been adopted.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The computation of net income (loss) per share for the three and nine months ended September 30, 2010 and 2009 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Basic net loss per share:
Net income (loss)	$2,408	$(88)	$131	$(2,101)

Weighted average class A and B common shares outstanding	41,849	41,844	41,848	41,844

Basic net income (loss) per share	$0.06	$-	$-	$(0.05)

Diluted net loss per share:
Net income (loss)	$2,408	$(88)	$131	$(2,101)

Weighted average class A and B common shares outstanding for diluted net income per share	41,849	41,844	41,848	41,844

Assumed exercise of stock options under the treasury stock method	-	-	3	-
	41,849	41,844	41,851	41,844

Diluted net income (loss) per share	$0.06	$-	$-	$(0.05)

For the periods listed above, the potentially dilutive securities used in the calculations of diluted historical net income per share as of September 30, 2010 and 2009 are as follows:

	September 30,
(In thousands)	2010	2009
Employee stock options	130	-
Non-employee stock options	-	-

For the periods listed above, the following securities were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive as of September 30, 2010 and 2009:

	September 30,
(In thousands)	2010	2009
Employee stock options	1,261	778
Non-employee stock options	450	450

4.    Current and Non-Current Investments

At September 30, 2010 and December 31, 2009, current and non-current available-for-sale investments consisted of the following securities:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	September 30, 2010
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$1,003	$1	$-	$1,004
U.S. commercial paper	5,186	1	-	5,187
U.S. government securities	12,808	10	(3)	12,815
Municipal securities	18,177	10	(9)	18,178
Certificates of deposits	1,250	1	(1)	1,250
Corporate bonds	21,332	23	-	21,355
Total	$59,756	$46	$(13)	$59,789

Non-current:
U.S. government securities	$6,808	$2	$(2)	$6,808
Corporate bonds	4,824	14	-	4,838
Total	$11,632	$16	$(2)	$11,646

	December 31, 2009
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$2,999	$-	$-	$2,999
U.S. commercial paper	1,000	-	-	1,000
U.S. government securities	26,020	16	(6)	26,030
Municipal securities	25,339	4	(7)	25,336
Certificates of deposits	1,250	-	(1)	1,249
Corporate bonds	15,782	38	-	15,820
Total	$72,390	$58	$(14)	$72,434

Non-current:
U.S. government securities	$6,065	$7	$(12)	$6,060
Municipal securities	1,802	4	-	1,806
Certificates of deposits	500	-	(2)	498
Corporate bonds	1,891	1	(3)	1,889
Auction rate securities	10,000	-	(1,086)	8,914
Total	$20,258	$12	$(1,103)	$19,167

The Company records unrealized gains and losses resulting from changes in the fair value of the auction rate securities and related settlement rights within other income (loss). On June 8, 2010, the Company’s remaining ARS were redeemed per the settlement agreement with the ARS broker at par value of $10.0 million, which also terminated the related settlement rights.

The Company performs fair value measurements in accordance with the FASB’s guidance for fair value measurements and disclosures, which defines fair value as the exchange price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company classifies its investments into the following categories based on the three levels of inputs used to measure fair value:

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s assets measured at fair value on a recurring basis including cash equivalents, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
September 30, 2010	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$1,004	$-	$-	$1,004
U.S. government securities	19,623	-	-	19,623
U.S. commercial paper	-	5,187	-	5,187
Corporate bonds	26,193	-	-	26,193
Municipal securities	37,228	-	-	37,228
Certificates of deposits	-	1,250	-	1,250
Money market funds	10,732	-	-	10,732
Total assets measured at fair value	$94,780	$6,437	$-	$101,217

	Fair Value Measurements at Reporting Date Using
December 31, 2009	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$2,999	$-	$-	$2,999
U.S. government securities	34,090	-	-	34,090
U.S. commercial paper	-	3,000	-	3,000
Corporate bonds	17,709	-	-	17,709
Municipal securities	28,287	-	-	28,287
Auction rate securities	-	-	8,914	8,914
Settlement rights for auction rate securities*	-	-	1,086	1,086
Certificates of deposits	-	1,747	-	1,747
Money market funds	8,759			8,759
Total assets measured at fair value	$91,844	$4,747	$10,000	$106,591

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

5.    Intangible Assets

In April 2009, the Company entered into two agreements with R-Tech to acquire all patents and other intellectual property rights related to Rescula for its FDA-approved indication and any new indications in the U.S. and Canada. Although Rescula eye drops have been approved by the FDA since 2000, Rescula is not currently marketed in the U.S. or Canada.

Under the terms of the R-Tech agreements, the Company made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of Rescula for the treatment of glaucoma which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000, both of which are reflected in other non-current assets in the accompanying consolidated balance sheet as of September 30, 2010. The Company is amortizing the $3.4 million over the 10-year life of the license agreement, which management believes approximates the useful life of the existing underlying rights and data. Amortization expense was $256,000 and $142,000 for the nine months ended September 30, 2010 and 2009, respectively. The annual amortization expense will be approximately $342,000 through April 2019.

6.    Accrued Expenses

Accrued expenses consisted of the following as of:

	September 30,	December 31,
(In thousands)	2010	2009
Research and development costs	$3,151	$3,624
Employee compensation	1,566	879
Selling and marketing costs	242	731
Milestone and product royalty expenses	1,823	48
Other accrued expenses	2,319	1,263
Total	$9,101	$6,545

7.    Commitments

Operating Leases

The Company leases office space in the U.S., the United Kingdom and Japan under operating leases ranging through 2017. Total future minimum, non-cancelable lease payments under operating leases, which do not include future sub-lease receipts of approximately $15,000, were as follows as of September 30, 2010:

(In thousands)
2010 (October - December)	$366
2011	1,181
2012	966
2013	995
2014	1,024
2015 and thereafter	2,275
Total minimum lease payments	$6,807

Rent expense for all operating leases was approximately $335,000 and $322,000 for the three months ended September 30, 2010 and 2009, respectively, and $980,000 and $965,000 for the nine months ended September 30, 2010 and 2009, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party clinical research organizations, or CROs, to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs through 2013 under these agreements as of September 30, 2010 were approximately $15.3 million. This amount does not include expected costs relating to the phase 2 studies for Rescula, for which the CRO agreement has not been finalized as of September 30, 2010.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

8.    Collaboration and License Agreements

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

To date, the Company has received a total of $22.5 million in up-front and development milestone payments under this agreement, including a $5.0 million development milestone payment, received in October 2010, for the submission of a marketing application to the Japanese Pharmaceuticals and Medical Devices Agency for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC in Japanese adults. Subject to future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under this agreement with Abbott, although there can be no assurance that the Company will receive any such payments.

The Company applies a proportional-performance model using the percentage-of-completion method of revenue recognition for cash flows associated with research and development deliverables under the Abbott license, commercialization and supply agreement. The following table summarizes the cash streams and related revenue recognized or deferred this agreement for the nine months ended September 30, 2010:

	Amount Deferred at December 31,	Revenue Recognized for the Nine Months Ended September 30,	Foreign Currency Effects for the Nine Months Ended September 30,	Change in Accounts Receivable for the Nine Months Ended September 30,	Amount Deferred at September 30,
(In thousands)	2009	2010	2010	2010	2010
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$812	$35	$82	$-	$859

Research and development revenue:
Up-front payment	$3,991	$3,879	$168	$-	$280
Development milestone payments	3,366	8,133	143	5,000	376
Total	$7,357	$12,012	$311	$5,000	$656

Takeda commercialization and license agreement

In October 2004, the Company entered into a 16-year collaboration and license agreement with Takeda to exclusively co-develop, commercialize and sell products that contain lubiprostone for gastroenterology indications in the United States and Canada. On February 1, 2006, the Company entered into a supplemental agreement with Takeda, which supplemented the responsibilities of both the Company and Takeda for the co-promotion of Amitiza and clarified the funding arrangements for other marketing services to be performed by both parties. Payments to the Company under these agreements include a non-refundable up-front payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and product royalties. The provision in the supplemental agreement concerning the co-promotion reimbursement for the Company’s sales force is subject to negotiation by the parties no later than 60 months after the first date the Company deploys its sales force or April 2011. In the event the parties fail to reach an agreement to extend the terms of this provision, the reimbursement terms of the collaboration agreement may apply, but the impact is unknown.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company has received a total of $150.0 million in up-front and development milestone payments through September 30, 2010 under these agreements. Subject to future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under the collaboration and license agreements with Takeda, although there can be no assurance that the Company will receive any such payments.

On March 12, 2010, the Company submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between the Company and Takeda dated October 29, 2004. The Company is disappointed with the level of U.S. sales of Amitiza being generated by Takeda and what the Company believes to be other failures of performance by Takeda under the agreements. The Company believes that Takeda materially breached its agreement, without limitation, by its continuing failure to exercise its best efforts to commercialize Amitiza and maximize net sales revenue, and its ongoing refusal to collaborate and provide the Company with information to which the Company is entitled under the agreement. The Company also claimed that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only the Company and the Amitiza brand, but also consumers. The Company is seeking all appropriate relief, including production by Takeda of all information to which it is entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. The Company has spent and expects to spend significant resources in the dispute with Takeda and these arbitration proceedings may require the continuing attention of the Company’s senior management.

The following table summarizes the cash streams and related revenue recognized or deferred under the collaboration and license agreements with Takeda for the nine months ended September 30, 2010:

	Amount Deferred at December 31,	Cash Received for the Nine Months Ended September 30,	Revenue Recognized for the Nine Months Ended September 30,	Change in Accounts Receivable for the Nine Months Ended September 30,	Amount Deferred at September 30,
(In thousands)	2009	2010	2010	2010*	2010
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$1,617	$-	$110	$-	$1,507

Research and development revenue:
Reimbursement of research and development expenses	$2,734	$1,215	$3,898	$73	$124

Product royalty revenue	$-	$30,408	$29,785	$(623)	$-

Co-promotion revenue	$-	$2,846	$3,357	$511	$-

*     Includes billed and unbilled accounts receivable.

As a result of the mixed results of the Company’s phase 3 efficacy trials for Amitiza in OBD that were completed in 2009 and a subsequent meeting with the FDA in April 2010, the Company agreed with Takeda to conduct another phase 3 efficacy trial of Amitiza for the treatment of OBD in order to file its sNDA for this indication. Accordingly, the Company concluded in the second quarter of 2010 that the estimated completion of the OBD program would be extended from late 2010 to mid-2012 and, therefore, the recognition period for associated research and development revenue would be extended. Additionally, during the third quarter of 2010, the Company increased the total estimated costs for the OBD program. Takeda funds the first $50.0 million of the development expenses for the OBD program and the Company and Takeda share equally development costs that exceed that amount. This change in estimate did not have material impact on the financial statements for the nine months ended September 30, 2010.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

9.    Related Party Transactions

R-Tech Ueno, Ltd.

In addition to the Rescula agreements described in Note 5 above, the Company is a party to other development and exclusive supply agreements with R-Tech covering various compounds and territories. The Company’s founders, Drs. Ueno and Kuno, directly or indirectly, own a majority of the stock of R-Tech. Dr. Kuno is a member of the board of directors of R-Tech.

The Company recorded the following expenses under its agreements with R-Tech:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Clinical supplies	$145	$720	$348	$2,341
Other research and development services	61	7	207	3,046
	$206	$727	$555	$5,387

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

	September 30,	December 31,
(In thousands)	2010	2009
Deferred revenue, current	$433	$431
Deferred revenue, non-current	5,940	6,256
	$6,373	$6,687

The Company recognized approximately $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended September 30, 2010 and 2009, and approximately $314,000 for the nine months ended September 30, 2010 and 2009, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Sucampo AG License Agreements

The submission of the Japanese marketing application by the Company for lubiprostone with a dosage strength of 24 micrograms for the indication of CIC related to the Abbott agreement triggered the obligation on the part of the Company under the license agreement with SAG to make a $1.0 million payment to SAG. The Company recorded the expense as milestone royalties – related parties in the third quarter of 2010 and paid the milestone in October 2010. The Company expensed an additional $250,000 in milestone royalties – related parties expense under the sublicense agreement with SAG for the three months ended September 30, 2010, reflecting 5% of the $5.0 million development payment earned from Abbott in the third quarter of 2010 upon the submission of the marketing application.

The Company expensed approximately $875,000 in milestone royalties – related parties expense under the sublicense agreement with SAG for the nine months ended September 30, 2009, reflecting 5% of the $10.0 million upfront payment and the $7.5 million development payments received from Abbott.

The Company expensed approximately $1.8 million and $1.7 million in product royalties – related parties under the license agreement with SAG for the three months ended September 30, 2010 and 2009, respectively, and approximately $5.3 million and $4.8 million for the nine months ended September 30, 2010 and 2009, respectively, reflecting 3.2% of Amitiza net sales in the U.S. during each of these periods.

According to the June 2006 license agreement with SAG, the license is perpetual as to Amitiza, cobiprostone and SPI-017 and cannot be terminated unless the Company defaults in the payment obligations to SAG. With respect to any other licensed prostone compounds, the Company is required to perform preclinical testing over a specified period on those compounds and to generate specified pharmacological and toxicity data. The specified period ends on the later of June 30, 2011, or the date upon which Drs. Ueno and Kuno no longer control the company. For purposes of this agreement, Drs. Ueno and Kuno will be deemed to control the company as long as either they together own a majority of the voting power of the Company’s stock or at least one of them is a member of the Board of Directors. Following the end of the specified period, SAG can terminate the license with respect to any compounds to which the Company has not performed the required testing, except for any compounds the Company designates as compounds for which the Company intends in good faith to perform the required testing within the 15 months following the end of the specified period. At the end of the 15-month extension period, SAG may terminate the Company’s license to any of the designated compounds for which the Company has not performed the required testing.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

10.  Stock Option Plans

The following table summarizes the employee stock option activity for the nine months ended September 30, 2010 under the Company’s 2001 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	358,700	$10.43
Options expired	(13,600)	10.00
Options outstanding, September 30, 2010	345,100	10.44	3.37	$-
Options exercisable, September 30, 2010	345,100	10.44	3.37	$-

The following table summarizes the employee stock option activity for the nine months ended September 30, 2010 under the Company’s 2006 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	509,800	$8.58
Options granted	548,000	3.77
Options forfeited	(3,000)	14.12
Options expired	(9,000)	14.12
Options outstanding, September 30, 2010	1,045,800	5.99	8.65	$-
Options exercisable, September 30, 2010	444,242	6.98	8.32	$-

The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 and the year ended December 31, 2009 were $2.01 and $2.73, respectively. As of September 30, 2010, approximately $1.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.45 years.

During the nine months ended September 30, 2010, the Company granted (i) annual stock options for 80,000 shares of class A common stock to its independent directors and (ii) fully vested stock options for 177,000 shares of class A common stock to its non-executive employees, both under the Company’s 2006 Incentive Plan.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the Company’s 2001 Incentive Plan. As of September 30, 2010 and December 31, 2009, a total of 450,000 of these options were outstanding and exercisable. These non-employee stock options vested immediately. These options have a weighted average exercise price of $5.85 as of September 30, 2010 and December 31, 2009 and a remaining contractual life of 4.59 and 5.33 years, respectively, as of September 30, 2010 and December 31, 2009.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, or ESPP, a total of 3,208 and 2,409 shares of class A common stock were purchased during the nine months ended September 30, 2010 and 2009, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and in accordance with accounting guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The Company received $11,018 and $13,801 upon purchase of shares under the ESPP for the nine months ended September 30, 2010 and 2009, respectively.

11.  Income Taxes

For the three months ended September 30, 2010 and 2009, the Company recorded a tax provision of $423,000 and $1.5 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded a tax provision of $943,000 and $2.7 million, respectively. The tax provision for the respective periods primarily pertained to taxable income generated by the Company’s U.S. subsidiary. The Company’s other subsidiaries based in Europe and Japan incurred pre-tax losses for the nine months ended September 30, 2010, for which no tax benefit was recognized.

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

Uncertain Tax Positions

The Company applies accounting guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.

The Company had an outstanding non-current income tax liability of approximately $798,000 for uncertain tax positions as of September 30, 2010. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s condensed consolidated financial statements, and is reflected in other liabilities in the accompanying condensed consolidated balance sheets. The liability for uncertain tax positions as of September 30, 2010 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Intercompany Eliminations	Consolidated
Three Months Ended September 30, 2010
Research and development revenue	$1,325	$-	$7,747	$-	$9,072
Product royalty revenue	10,400	-	-	-	10,400
Co-promotion revenue	1,282	-	-	-	1,282
Contract and collaboration revenue	142	-	290	(278)	154
Total revenues	13,149	-	8,037	(278)	20,908
Research and development expenses	3,304	338	2,903	(284)	6,261
Depreciation and amortization	228	3	8	-	239
Other operating expenses	9,680	368	1,521	6	11,575
Income (loss) from operations	(63)	(709)	3,605	-	2,833
Interest income	196	1	-	(84)	113
Other non-operating income (expense), net	(9)	(36)	(154)	84	(115)
Income (loss) before income taxes	$124	$(744)	$3,451	$-	$2,831
Capital expenditures	$74	$1	$15	$-	$90

Three Months Ended September 30, 2009
Research and development revenue	$3,562	$-	$3,483	$-	$7,045
Product royalty revenue	9,367	-	-	-	9,367
Co-promotion revenue	1,266	-	-	-	1,266
Contract and collaboration revenue	141	-	282	(270)	153
Total revenues	14,336	-	3,765	(270)	17,831
Research and development expenses	3,310	459	3,884	(270)	7,383
Depreciation and amortization	213	3	7	-	223
Other operating expenses	7,520	1,029	256	-	8,805
Income (loss) from operations	3,293	(1,491)	(382)	-	1,420
Interest income	277	-	2	(68)	211
Other non-operating income (expense), net	(17)	(22)	(279)	68	(250)
Income (loss) before income taxes	$3,553	$(1,513)	$(659)	$-	$1,381
Capital expenditures	$64	$-	$87	$-	$151

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Intercompany Eliminations	Consolidated
Nine Months Ended September 30, 2010
Research and development revenue	$3,898	$-	$12,020	$-	$15,918
Product royalty revenue	29,785	-	-	-	29,785
Co-promotion revenue	3,357	-	-	-	3,357
Contract and collaboration revenue	424	-	860	(825)	459
Total revenues	37,464	-	12,880	(825)	49,519
Research and development expenses	7,673	699	8,940	(831)	16,481
Depreciation and amortization	668	9	21	-	698
Other operating expenses	28,392	1,088	1,939	6	31,425
Income (loss) from operations	731	(1,796)	1,980	-	915
Interest income	723	1	2	(225)	501
Other non-operating income (expense), net	(42)	(184)	(341)	225	(342)
Income (loss) before income taxes	$1,412	$(1,979)	$1,641	$-	$1,074
Capital expenditures	$228	$2	$17	$-	$247

Nine Months Ended September 30, 2009
Research and development revenue	$12,539	$-	$7,427	$-	$19,966
Product royalty revenue	27,227	-	-	-	27,227
Co-promotion revenue	3,406	-	-	-	3,406
Contract and collaboration revenue	424	-	717	(690)	451
Total revenues	43,596	-	8,144	(690)	51,050
Research and development expenses	17,088	788	9,783	(690)	26,969
Depreciation and amortization	512	9	11	-	532
Other operating expenses	20,161	1,659	1,803	-	23,623
Income (loss) from operations	5,835	(2,456)	(3,453)	-	(74)
Interest income	928	-	4	(190)	742
Other non-operating income (expense), net	191	(392)	(25)	190	(36)
Income (loss) before income taxes	$6,954	$(2,848)	$(3,474)	$-	$632
Capital expenditures	$3,259	$3	$116	$-	$3,378

As of September 30, 2010
Property and equipment, net	$1,825	$27	$215	$-	$2,067
Identifiable assets, net of intercompany
loans and investments	$131,874	$6,277	$7,165	$(4,221)	$141,095

As of December 31, 2009
Property and equipment, net	$2,008	$34	$200	$-	$2,242
Identifiable assets, net of intercompany
loans and investments	$134,714	$864	$11,294	$(1,901)	$144,971

13.   Subsequent Events

On October 29, 2010, the Company was informed by the Internal Revenue Service that the Company’s applications for certification of Qualified Therapeutic Discovery Projects were approved. Accordingly, the Company expects to receive grants of approximately $732,000 related to the Company’s qualified expenditures for 2009 and 2010. The research expenditures related to these grants are generally not deductible for federal and state income tax purposes. The expected tax benefit of approximately $425,000 related to these grants will be recorded in the period ended December 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 15, 2010. You should also read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

Overview

We are an international biopharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds that occur naturally in the human body as a result of enzymatic, 15-PGDH, transformation of certain fatty acids. We believe that most prostones function as activators of cellular ion channels with little or no affinity to prostaglandin receptors. As a result, prostones promote fluid secretion, enhance microcirculation and cell protection, including the recovery of cellular barrier function. This activity gives prostones wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostones for the treatment of gastrointestinal, ophthalmic, respiratory, vascular and central nervous system diseases and other disorders for which there are unmet or underserved medical needs and significant commercial potential.

The therapeutic potential of prostones was first identified by Dr. Ryuji Ueno. To date, two prostone products have received marketing approval. Amitiza® (lubiprostone) is an FDA-approved treatment for two gastrointestinal indications: (i) chronic idiopathic constipation, or CIC, in adults of both genders and all ages and (ii) irritable bowel syndrome with constipation, or IBS-C, in adult women. Rescula® (unoprostone isopropyl) is FDA-approved for lowering of intra-ocular pressure, or IOP, in open-angle glaucoma and ocular hypertension patients who are intolerant of or insufficiently responsive to other IOP lowering medications.

We generate revenue through product royalties, development milestone payments and clinical development support payments. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities for new and existing prostones, seek regulatory approvals for additional indications for Amitiza, Rescula and other compounds in the U.S., Japan and other countries and expand our international operations. We hold an exclusive worldwide royalty-bearing license from Sucampo AG, or SAG, a Swiss patent-holding company, to develop and commercialize Amitiza and all other prostone compounds covered by patents and patent applications held by SAG. We are obligated to assign to SAG all patentable improvements that we make in the field of prostones, which in turn SAG is obligated to license back to us on an exclusive basis.

In the United States, Amitiza is being marketed and developed under a collaboration and license agreement with Takeda Pharmaceutical Company Limited (Japan), or Takeda, for gastrointestinal indications.

Under the Takeda agreement for Amitiza, Takeda is primarily responsible for the sales and marketing of Amitiza in the U.S. and Canada. Takeda currently sells Amitiza in the U.S., mainly to office-based specialty and primary care physicians and reimburses us a part of our co-promotion expenses. We currently co-promote Amitiza in the U.S. through a specialty sales force focused on the institutional marketplace, including specialist physicians based in academic medical centers and long-term care and veteran’s affairs facilities. This co-promotion arrangement in the supplemental agreement is subject to negotiation by the parties no later than 60 months after the first date the Company deploys its sales force or April 2011. In the event the parties fail to reach an agreement to extend the terms of this provision, the reimbursement terms of the collaboration agreement may apply, but the impact is unknown.

In Japan, lubiprostone is developed under a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott.

In April 2009, we acquired the rights to Rescula that allow the Company to commercialize Rescula in the U.S. and Canada for its approved indication and any new indication developed by us. We plan to re-launch Rescula in the U.S. for its FDA-approved indication after approval of a supplemental new drug application, or sNDA, from the FDA. In September 2010, Rescula received an Orphan Drug designation from the FDA for retinitis pigmentosa. Additionally, we plan to initiate clinical trials of Rescula for the indication of dry age-related macular degeneration, or dry AMD, in 2011.

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

Our founders, Drs. Ryuji Ueno and Sachiko Kuno, together, directly or indirectly, own all of the stock of SAG, and a majority of the stock of R-Tech Ueno, or R-Tech, as described more fully in Note 9 to the accompanying condensed consolidated financial statements included in Part I, Item 1 to this Quarterly Report on Form 10-Q. Drs. Ueno and Kuno also are our controlling stockholders and are married to each other. Dr. Ueno is our chief executive officer and chairman of the Board of Directors. Dr. Kuno is a member of our Board of Directors, our advisor on international business development and is a member of the Board of Directors of R-Tech.

According to the June 2006 license agreement with SAG, the license is perpetual as to Amitiza, cobiprostone and SPI-017 and cannot be terminated unless we default in our payment obligations to SAG. With respect to any other licensed prostone compounds, we are required to perform preclinical testing over a specified period on those compounds and to generate specified pharmacological and toxicity data. The specified period ends on the later of June 30, 2011, or the date upon which Drs. Ueno and Kuno no longer control our company. For purposes of this agreement, Drs. Ueno and Kuno will be deemed to control our company as long as either they together own a majority of the voting power of our stock or at least one of them is a member of our Board of Directors. Following the end of the specified period, SAG can terminate our license with respect to any compounds to which we have not performed the required testing, except for any compounds we designate as compounds for which we intend in good faith to perform the required testing within the 15 months following the end of the specified period. At the end of the 15-month extension period, SAG may terminate our license to any of the designated compounds for which we have not performed the required testing.

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda Pharmaceuticals Company Limited dated October 29, 2004. We are disappointed with the level of U.S. sales of Amitiza being generated by Takeda and other failures of performance by Takeda under the agreements. We believe that Takeda materially breached its agreement, without limitation, by its continuing failure to exercise its best efforts to commercialize Amitiza and maximize net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claimed that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the Amitiza brand, but also consumers. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. We have spent and expect to spend significant resources in the dispute with Takeda and these arbitration proceedings may require the continuing attention of our senior management.

Our Clinical Development Programs

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

Amitiza (lubiprostone) in the United States and Canada. We currently are pursuing development of a third gastrointestinal indication of Amitiza for the treatment of opioid-induced bowel dysfunction, or OBD, in patients with non-malignant pain, a constipation-related gastrointestinal indication. In July 2009, we reported top-line results for the two identically-designed efficacy studies conducted by a clinical research organization, or CRO, one of which met the primary endpoint by demonstrating a statistically significant change from baseline in the frequency of spontaneous bowel movements, or SBM, at week 8 of treatment when compared to placebo. We have advised the CRO of our concerns over its conduct of the studies. Based on a recent meeting with the FDA, we have decided to conduct one additional phase 3 efficacy study in order to submit a sNDA for the OBD indication. We plan to initiate this trial in late 2010.

Amitiza (lubiprostone) in Japan. In August 2010, we reported the interim results through 24 weeks of our fully enrolled 48-week phase 3 clinical trial to evaluate the long-term safety of lubiprostone in Japanese CIC patients. Those results showed that lubiprostone was safe and well-tolerated at the mid-point of the clinical trial. As of this interim analysis, a total of 7.7% of patients experienced moderate adverse drug reactions, 65.6% experienced mild adverse drug reactions and no severe adverse drug reactions were reported. The two most common adverse drug reactions reported were diarrhea (32.5% of patients) and nausea (26.3% of patients). The nausea was transient in duration and the majority of patients experiencing nausea remained on treatment. Data from patients’ daily diary cards showed improvements from baseline in all efficacy endpoints, including bowel movements frequency, straining, incomplete evacuation, stool consistency, abdominal bloating and abdominal discomfort. Patients’ quality of life, or QOL, as measured by the IBS-QOL and SF-36 questionnaires, also showed improvement from baseline at Week 24. Top-line data from this 48-week long-term safety study are expected to be available during the fourth quarter of 2010.

In September 2010, we submitted a marketing application to the Japanese Pharmaceuticals and Medical Devices Agency for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC. The marketing application has been submitted with the phase 2 and phase 3 efficacy trial results. The phase 3 efficacy trial which enrolled 124 patients and the results of which we reported in June 2010, met the primary endpoint with statistical significance (p<0.001) and demonstrated a safety profile consistent with previously reported lubiprostone clinical data. The marketing application will be amended in early 2011 with the complete results of the phase 3 long-term, open-label, multi-center, confirmatory, safety trial in 209 Japanese CIC patients.

Amitiza (lubiprostone) in other countries. We have retained full rights to develop and commercialize Amitiza for the rest of the world’s markets outside of the U.S., Canada and Japan. In November 2009, we obtained a marketing authorization for lubiprostone in Switzerland for the long-term treatment of adult patients with CIC. This is Amitiza’s first European regulatory approval and is the first prescription medicine to be approved in Switzerland for the long-term treatment of CIC. We are currently pursuing the pricing approval with the Swiss authorities and expect a decision in 2011. We continue to evaluate the opportunities to obtain an appropriate label in the E.U. for chronic therapy of CIC and OBD.

Rescula. Under our agreement with R-Tech, we hold the exclusive rights to commercialize Rescula in the U.S. and Canada for its approved indications and any new indication developed by us. We also have the right of first refusal to commercialize Rescula in the U.S. and Canada for any an additional indication for which unoprostone is developed by R-Tech. We plan to re-launch Rescula in the U.S. for its approved indication after receiving approval of a sNDA from the FDA. In October 2010, Rescula received an Orphan Drug designation from the FDA for retinitis pigmentosa. Additionally, we plan to initiate clinical trials of Rescula for the indication of dry AMD in 2011.

Cobiprostone. In July 2009, we reported top-line results from our phase 2a clinical trial of orally administered cobiprostone for the prevention of gastric ulcers and other gastrointestinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs. Cobiprostone patients experienced an overall statistically significant reduction in the number of gastric erosions through the treatment period of 12 weeks as compared to placebo patients. In addition, the high dose cobiprostone group experienced a 50.0% reduction in the overall incidence of gastric ulcers when compared to patients taking placebo. We are evaluating a phase 2b study to complement the findings of earlier studies. We also are designing a preclinical study of cobiprostone for use as a treatment for chronic obstructive pulmonary disease, or COPD, and as a potential treatment for wound healing.

SPI-017 is currently in preclinical and clinical testing in peripheral arterial diseases as well as central nervous system disorders. We have recently completed a phase 1 clinical program of the intravenous formulation of SPI-017 for peripheral arterial disease, or PAD, in Japan and plan to initiate a phase 2 study for this indication in 2011.

SPI-3608:  A novel prostone, SPI-3608, will continue to undergo preclinical testing. Based on preclinical results seen to date, this compound may have potential as a treatment for spinal stenosis.

Results of Operations

Comparison of three months ended September 30, 2010 and September 30, 2009

Revenues

The following table summarizes our revenues for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
(In thousands)	2010	2009
Research and development revenue	$9,072	$7,045
Product royalty revenue	10,400	9,367
Co-promotion revenue	1,282	1,266
Contract and collaboration revenue	154	153
Total	$20,908	$17,831

Total revenues were $20.9 million for the three months ended September 30, 2010 compared to $17.8 million for the three months ended September 30, 2009, an increase of $3.1 million or 17.3%.

Research and development revenue was $9.1 million for the three months ended September 30, 2010 compared to $7.0 million for the three months ended September 30, 2009, an increase of $2.0 million or 28.8%. The increase was primarily due to $7.7 million in revenue recognized under the agreement with Abbott for the three months ended September 30, 2010, which included revenue recognized from the $5.0 million milestone earned upon the filing of the Japanese marketing application, as compared to $3.5 million recognized for this program for the three months ended September 30, 2009. We recognize the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program.

The research and development revenue increase was partially offset by reduced revenue recognized in respect to the OBD program for Amitiza. The research and development revenue recognized under the agreement with Takeda in the U.S. decreased to $1.3 million for the three months ended September 30, 2010 from $3.6 million for the three months ended September 30, 2009, reflecting a completion of the two phase 3 efficacy trials in July 2009 funded by Takeda and the change in estimated costs and timeline to complete the OBD program, including an additional phase 3 efficacy trial. Since Takeda funds the first $50.0 million of the development expenses for the OBD program and we and Takeda share equally development costs that exceed that amount, we expect to fund about 50.0% of the upcoming phase 3 trial.

Product royalty revenue represents royalty revenue earned on net sales of Amitiza in the United States. For the three months ended September 30, 2010 and 2009, we recognized $10.4 million and $9.4 million, respectively, of product royalty revenue, an increase of $1.0 million or 11.0%, reflecting mainly a higher price per pill as the volume was essentially flat.

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. For the three months ended September 30, 2010 and 2009, we recognized $1.3 million of co-promotion revenue for reimbursement of our sales force costs.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
(In thousands)	2010	2009
Direct costs:
Amitiza	$4,991	$5,721
Cobiprostone	162	568
SPI-017	348	309
Rescula	235	90
Other	27	184
Total	5,763	6,872

Indirect costs	498	511
Total	$6,261	$7,383

Total research and development expenses for the three months ended September 30, 2010 were $6.3 million compared to $7.4 million for the three months ended September 30, 2009, a decrease of $1.1 million or 15.2%. The decrease was primarily due to the July 2009 completion of the initial two phase 3 pivotal clinical trials of Amitiza for the treatment of OBD and the July 2009 completion of the phase 2 clinical trial of cobiprostone for the prevention of NSAID-induced ulcers, partially offset by a slight increase in overall preclinical and basic development costs related to SPI-017 and pre-clinical compounds. We incurred data purchase costs of approximately $250,000, which were necessary to submit the marketing application in Japan.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
(In thousands)	2010	2009
Salaries, benefits and related costs	$1,227	$963
Legal, consulting and other professional expenses	3,342	2,009
Other expenses	1,569	1,345
Total	$6,138	$4,317

General and administrative expenses were $6.1 million for the three months ended September 30, 2010, compared to $4.3 million for the three months ended September 30, 2009, an increase of $1.8 million or 42.2%. The increase in salaries, benefits and related costs was primarily attributable to an increase in the number of key personnel and a change in the incentive compensation plans for 2010. The increase in legal, consulting and other professional expenses relates primarily to costs incurred in connection with ongoing legal matters, including our dispute with Takeda.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote Amitiza, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $2.6 million for the three months ended September 30, 2010, compared to $3.0 million for the three months ended September 30, 2009, a decrease of $445,000 or 14.6%. The decrease in the selling and marketing expenses was primarily due to a reduction in market research expenses in 2010. Part of the Amitiza co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Milestone Royalties − Related Parties

Milestone royalties – related parties expense was $1.3 million for the three months ended September 30, 2010. The milestone royalties consist of $1.0 million payable to SAG upon the filing of the Japanese marketing application, and $250,000 payable to SAG, reflecting 5% of the $5.0 million development milestone payment that we earned from Abbott in September 2010. There was no corresponding expense during the three months ended September 30, 2009.

Product Royalties − Related Parties

Product royalties – related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, increased to $1.8 million for the three months ended September 30, 2010 from $1.7 million for the three months ended September 30, 2009, which was consistent with the increase of net sales and product royalty revenue from that product in the U.S.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
(In thousands)	2010	2009
Interest income	$113	$211
Other expense, net	(115)	(250)
Total	$(2)	$(39)

Interest income was $113,000 for the three months ended September 30, 2010, compared to $211,000 for the three months ended September 30, 2009, a decrease of $98,000, or 46.4%. The decrease was primarily due to lower interest rates earned by our investments and a shift in the composition of our portfolio from auction rate securities, or ARS, which bear higher interest rates, to other types of investments. Our remaining investment in ARS was redeemed in June 2010. The increase in other income was primarily attributable to foreign exchange gains and losses.

Income Taxes

We recorded a tax provision of $423,000 and $1.5 million for the three months ended September 30, 2010 and 2009, respectively. The tax provision for the three months ended September 30, 2010 mainly pertained to taxable income generated by our U.S. subsidiary. Our other subsidiaries, based in Europe and Japan, incurred a pre-tax loss for the three months ended September 30, 2010, for which no tax benefit was recognized. As of September 30, 2010, we had an outstanding non-current income tax liability of approximately $798,000 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our condensed consolidated financial statements. The liability for uncertain tax positions as of September 30, 2010 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.

Comparison of nine months ended September 30, 2010 and September 30, 2009

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Research and development revenue	$15,918	$19,966
Product royalty revenue	29,785	27,227
Co-promotion revenue	3,357	3,406
Contract and collaboration revenue	459	451
Total	$49,519	$51,050

Total revenues were $49.5 million for the nine months ended September 30, 2010 compared to $51.1 million for the nine months ended September 30, 2009, a decrease of $1.6 million or 3.0%.

Research and development revenue was $15.9 million for the nine months ended September 30, 2010 compared to $20.0 million for the nine months ended September 30, 2009, a decrease of $4.1 million or 20.3%. The decrease was primarily due to reduced revenue recognized in respect to the OBD program for Amitiza in the U.S., partially offset by $12.0 million in revenue recognized under the agreement with Abbott. The research and development revenue recognized under the agreement with Takeda decreased to $3.9 million for the nine months ended September 30, 2010 from $12.5 million for the nine months ended September 30, 2009, generally reflecting the July 2009 completion of the two phase 3 efficacy trials funded by Takeda and the change in estimated costs and timeline to complete the OBD program, including an additional phase 3 efficacy trial. Since Takeda funds the first $50.0 million of the development expenses for the OBD program and we and Takeda share equally development costs that exceed that amount, we expect to fund about 50.0% of the upcoming phase 3 trial.

The research and development revenue recognized under the agreement with Abbott increased to $12.0 million for the nine months ended September 30, 2010 from $7.4 million for the nine months ended September 30, 2009, reflecting the revenue recognized from the $5.0 million milestone payment earned in September 2010 upon filing the Japanese marketing application. We recognize the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program.

Product royalty revenue represents royalty revenue earned on net sales of Amitiza in the United States. For the nine months ended September 30, 2010 and 2009, we recognized $29.8 million and $27.2 million, respectively, of product royalty revenue, an increase of $2.6 million or 9.4%, reflecting mainly a higher price per pill as the volume was essentially flat.

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. For the nine months ended September 30, 2010 and 2009, we recognized $3.4 million of co-promotion revenues for reimbursement of our sales force costs.

Research and Development Expenses

The following summarizes our research and development expenses for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Direct costs:
Amitiza	$11,988	$20,071
Cobiprostone	469	2,145
SPI-017	1,891	2,625
Rescula	526	148
Other	109	438
Total	14,983	25,427

Indirect costs	1,498	1,542
Total	$16,481	$26,969

Total research and development expenses for the nine months ended September 30, 2010 were $16.5 million compared to $27.0 million for the nine months ended September 30, 2009, a decrease of $10.5 million or 38.9%. The decrease was primarily due to the July 2009 completion of the initial two phase 3 pivotal clinical trials of Amitiza for the treatment of OBD and the July 2009 completion of the phase 2 clinical trial of cobiprostone for the prevention of NSAID-induced ulcers partially offset by a slight decrease in overall preclinical and basic development costs related to SPI-017 and pre-clinical compounds.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Salaries, benefits and related costs	$3,895	$2,873
Legal, consulting and other professional expenses	10,079	3,998
Other expenses	4,527	3,825
Total	$18,501	$10,696

General and administrative expenses were $18.5 million for the nine months ended September 30, 2010, compared to $10.7 million for the nine months ended September 30, 2009, an increase of $7.8 million or 73.0%. The increase in salaries, benefits and related costs was primarily attributable to an increase in the number of key personnel and a change in the incentive compensation plans for 2010. The increase in legal, consulting and other professional expenses relates primarily to costs incurred in connection with ongoing legal matters, including our dispute with Takeda.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote Amitiza, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $7.1 million for the nine months ended September 30, 2010, compared to $7.7 million for the nine months ended September 30, 2009, a decrease of $645,000 or 8.3%. The decrease in the selling and marketing expenses was primarily due to a reduction in market research expenses in 2010. Part of the Amitiza co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Milestone Royalties − Related Parties

Milestone royalties – related parties expense was $1.3 million for the nine months ended September 30, 2010, compared to $875,000 for the nine months ending September 30, 2009. The milestone royalties of $1.3 million consist of $1.0 million payable to SAG upon the filing of the Japanese marketing application, and $250,000 payable to SAG, reflecting 5% of the $5.0 million development milestone payment that we earned from Abbott in September 2010. The milestone royalties of $875,000 for the nine months ended September 30, 2009 reflect the 5% royalty payment to SAG as a result of the $10.0 million upfront payment and the $7.5 million development milestone payment we received from Abbott in 2009.

Product Royalties − Related Parties

Product royalties – related parties expense, representing 3.2% of Amitiza net sales for the respective periods payable to SAG, increased to $5.3 million for the nine months ended September 30, 2010 from $4.8 million for the nine months ended September 30, 2009, which was consistent with the increase of net sales and product royalty revenue from this product in the U.S.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Interest income	$501	$742
Other expense, net	(342)	(36)
Total	$159	$706

Interest income was $501,000 for the nine months ended September 30, 2010 compared to $742,000 for the nine months ended September 30, 2009, a decrease of $241,000, or 32.5%. The decrease was primarily due to lower interest rates earned by our investments and a shift in the composition of our portfolio from ARS, which bear higher interest rates, to other types of investments. Our investment in ARS was redeemed in June 2010. The change in other expense was primarily attributable to foreign exchange gains and losses.

Income Taxes

We recorded a tax provision of $943,000 and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively. The tax provision for the nine months ended September 30, 2010 mainly pertained to taxable income generated by our U.S. subsidiary. Our other subsidiaries, based in Europe and Japan, incurred a pre-tax loss for the nine months ended September 30, 2010, for which no tax benefit was recognized. As of September 30, 2010, we had an outstanding non-current income tax liability of approximately $798,000 for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our condensed consolidated financial statements. The liability for uncertain tax positions as of September 30, 2010 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes.

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

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $1.4 million for the nine months ended September 30, 2010, compared to income before taxes of $7.0 million for the nine months ended September 30, 2009. These results primarily reflect the completion of the initial two phase 3 clinical trials of Amitiza for the treatment of OBD and cobiprostone for the prevention of NSAID-induced ulcers in 2009 offset by an increase in general and administrative expenses resulting from the ongoing legal matters, including our dispute with Takeda.

Our segment in Europe recorded a loss before taxes of $2.0 million for the nine months ended September 30, 2010, compared to a loss before taxes of $2.8 million for the nine months ended September 30, 2009.

Our segment in Asia recorded income before taxes of $1.6 million for the nine months ended September 30, 2010, compared to a loss before taxes of $3.5 million during the nine months ended September 30, 2009. These results reflect the revenue recognized from the $5.0 milestone payment earned from Abbott in September 2010 offset by the $1.2 million milestone royalty expenses to SAG.

(In thousands)	Americas	Europe	Asia	Intercompany Eliminations	Consolidated
Three Months Ended September 30, 2010
Total revenues	$13,149	$43	$8,037	$(321)	$20,908
Income (loss) before taxes	124	(744)	3,451	-	2,831

Three Months Ended September 30, 2009
Total revenues	$14,336	$-	$3,765	$(270)	$17,831
Income (loss) before taxes	3,553	(1,513)	(659)	-	1,381

Nine Months Ended September 30, 2010
Total revenues	$37,464	$43	$12,880	$(868)	$49,519
Income (loss) before taxes	1,412	(1,979)	1,641	-	1,074

Nine Months Ended September 30, 2009
Total revenues	$43,596	$-	$8,144	$(690)	$51,050
Income (loss) before taxes	6,954	(2,848)	(3,474)	-	632

Identifiable Assets
As of September 30, 2010	$131,874	$6,277	$7,165	$(4,221)	$141,095
As of December 31, 2009	134,714	864	11,294	(1,901)	144,971

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

Our cash, cash equivalents and investments consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In thousands)	2010	2009
Cash and cash equivalents	$39,290	$26,714
Investments, current	59,789	72,434
Investments, non-current	11,646	19,167
Total	$110,725	$118,315

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

Our total cash, cash equivalents, short and long-term investments decreased by $7.6 million to $110.7 million at September 30, 2010 from $118.3 million at December 31, 2009 mainly due to the use of cash in our operating activities.

As of September 30, 2010, our short-term investments consisted of corporate bonds, U.S. government securities, U.S. Treasury notes and bills, U.S. corporate commercial paper, municipal securities, certificates of deposits and money market funds which have short-term maturities of one year or less. Our non-current investments consisted of corporate bonds and U.S. government securities.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash provided by (used in):
Operating activities	$(7,637)	$2,965
Investing activities	19,760	(34,112)
Financing activities	11	14
Effect of exchange rates	442	889
Net increase in cash and cash equivalents	$12,576	$(30,244)

Nine Months Ended September 30, 2010

Net cash used in operating activities was $7.6 million for the nine months ended September 30, 2010. This reflected a net income of $131,000, a decrease in deferred revenue of $10.1 million relating to the previously received funds under the Takeda and Abbott agreements that were recognized as revenue during the period, offset in part by changes in other operating assets and liabilities.

Net cash provided by investing activities of $19.8 million for the nine months ended September 30, 2010 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments.

Net cash provided by financing activities of $11,000 for the nine months ended September 30, 2010 resulted from the proceeds we received under our employee stock purchase plan.

Nine Months Ended September 30, 2009

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2009. This reflected a net loss of $2.1 million, which included $2.3 million in non-cash items and a $3.5 million decrease in unbilled revenue, offset in part by changes in other operating assets and liabilities.

Net cash used in investing activities of $34.1 million for the nine months ended September 30, 2009 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments.

Net cash provided by financing activities of $14,000 for the nine months ended September 30, 2009 resulted from proceeds we received under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the ongoing development program of Amitiza in the U.S.;
•	development and regulatory efforts in Europe and Asia for lubiprostone;
•	development and regulatory activities for Rescula in the U.S. and Canada;
•	activities to resolve our ongoing legal matters;
•	research and development activities for other prostone compounds, including cobiprostone and SPI-017;
•	other business development activities, including investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities in the U.S. and the initiation of commercialization efforts in non-U.S. markets;
•	capital expenditures to support the growth of our business; and
•	the purchase of shares of our class A common stock up to $10.0 million, if we elect to do so, pursuant to our board-approved stock repurchase program.

The timing of these funding requirements is difficult to predict due to many factors, including the outcomes of our preclinical and clinical research and development programs and when those outcomes are determined, the timing of obtaining regulatory approvals and the presence and status of competing products. Our capital needs may exceed the capital available from our future operations, collaborative and licensing arrangements and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including, but not limited to:

•	the revenue from Amitiza and Rescula;
•	the future expenditures we may incur to increase revenue from Amitiza or in our dispute with Takeda;
•	the cost and time involved to pursue our research and development programs;
•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and
•	any future change in our business strategy.

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At September 30, 2010, we have sufficient liquidity to fund our expected business operations for more than the next 12 months.

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

Effects of Foreign Currency

We currently incur a portion of our operating expenses in the United Kingdom, Switzerland and Japan. The reporting currency for our consolidated financial statements is U.S. dollars. As such, the results of our operations could be adversely affected by changes in exchange rates either due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign exchange rate exposure via derivative instruments.

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to our financial statements are described in Note 2 to the accompanying condensed consolidated financial statements included in Part I, Item 1 to this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of September 30, 2010.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of September 30, 2010 and December 31, 2009, approximately 53.8% and 51.2%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

On June 8, 2010, the Company’s remaining ARS were redeemed at par value of $10.0 million per the agreement with the ARS broker.

Item 4.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

As reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, on March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda Pharmaceuticals Company Limited dated October 29, 2004. We are disappointed with the level of U.S. sales of Amitiza being generated by Takeda and what we believe to be other failures of performance by Takeda under the agreements. We believe that Takeda materially breached its agreement, without limitation, by its continuing failure to exercise its best efforts to commercialize Amitiza and maximize net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claimed that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the Amitiza brand, but also consumers. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. We have spent and expect to spend significant resources in the dispute with Takeda and these arbitration proceedings may require the continuing attention of our senior management.

Item 1A.  Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed by us with the SEC on March 15, 2010. There have not been any material changes from the risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During the quarter ended September 30, 2010, we did not purchase any shares under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

November 3, 2010	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 3, 2010	By:	/s/ JAN SMILEK
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