Form 10-K
period 2010-12-31
Sucampo Pharmaceuticals, Inc.
filed 2011-03-08
CIK 1365216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Securities registered pursuant to Section 12(b) of the Act:

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
Yes  ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☑

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The aggregate market value of the 11,456,902 shares of class A common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter) was $40.4 million.

As of March 1, 2011, there were outstanding 15,659,917 shares of the registrant’s class A common stock, par value $0.01 per share, and 26,191,050 of the registrant’s class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on May 24, 2011, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 1.    BUSINESS

Overview

We are an international pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds that occur naturally in the human body as a result of enzymatic, 15-PGDH, transformation of certain fatty acids. We conduct our business through our subsidiaries based in Japan, the United States, Switzerland, the United Kingdom and Luxembourg.

We believe that most prostones function as activators of cellular ion channels. As a result, prostones promote fluid secretion and enhance cell protection, including the recovery of cellular barrier function. This activity gives prostones wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostone-based compounds for the treatment of gastrointestinal, retinal, vascular, and respiratory diseases as well as other disorders for which there are significant unmet medical needs, underserved patients and significant commercial potential.

The therapeutic potential of prostones was first identified by one of our founders, Dr. Ryuji Ueno. To date, two prostone products have received marketing approval. AMITIZA® (lubiprostone) is a U.S. Food and Drug Administration, or FDA, -approved treatment for chronic idiopathic constipation, or CIC, in adults of both genders and for irritable bowel syndrome with constipation, or IBS-C, in women aged 18 years and older. AMITIZA was approved for CIC as a subset of the larger chronic constipation, or CC, disease indication Rescula® (unoprostone isopropyl) is FDA approved for lowering of intra-ocular pressure, or IOP, in open-angle glaucoma or ocular hypertension in patients who are intolerant of or insufficiently responsive to other IOP lowering medications.

IBS-C and CIC are chronic conditions characterized by frequent and bothersome symptoms that adversely affect the quality of patients' daily lives. IBS-C patients are predominantly female with a median age of 50. CIC sufferers include a more gender balanced level of males and females but the severity and prevalence of CIC tends to increase with age. By the time most IBS-C and CIC patients seek care from a physician, many of them have typically tried dietary and lifestyle changes as well as a number of available over-the-counter, or OTC, remedies and remain unsatisfied. OTC medications include laxatives, stool softeners or fiber supplementation. While some of these OTC therapies offer limited success in acute transit-related symptoms, they often lose effect over time and offer limited effect on IBS-C or CIC symptoms. For the most part OTC remedies have limited clinical evidence of success in chronic treatment. Some pose significant issues of dependency, habituation and/or side effects. Chronic use of OTC medications is off label and is not supported by long-term, well-controlled pivotal clinical trial data. Fiber and laxatives can exacerbate bloating and abdominal pain, the same symptoms from which many patients are seeking relief and which are the most troubling to treat.

Polyethylene glycol, or PEG, and lactulose account for the majority of prescriptions in the constipation category.  In 2006, a PEG brand, MiraLAX®, was approved by the FDA for over-the-counter use (OTC) for occasional constipation relief and launched in April 2007. In 2010, the MiraLAX brand had a unit share of approximately 7.0% of all OTC laxative sales according to IRI. PEG demonstrates an increase in stool frequency and consistency but is not indicated for chronic use and may not improve bloating or abdominal discomfort. According to a patient survey conducted by Johanson et al. in 2004 and published in 2007, 75.0% of respondents were not completely satisfied with the predictability of laxatives and 50.0% did not think prescription laxatives were completely effective in relieving the multiple symptoms associated with constipation. There is limited peer review literature on the epidemiology, natural history and treatment of IBS-C and CIC as compared with other major disease states. Much of the peer review literature available relates to Zelnorm, a drug withdrawn from the market for safety concerns, and PEG, which as noted above, is not approved for the treatment of either CIC or IBS-C.

Studies published in The American Journal of Gastroenterology estimate that approximately 42.0 million people in the United States suffer from some form of constipation. Constipation becomes chronic when a patient suffers specified symptoms for more than 12 non-consecutive weeks within a 12-month period. Chronic constipation is deemed idiopathic if it is not caused by other diseases or by use of medication.  According to The American College of Gastroenterology, irritable bowel syndrome, or IBS, affects 58.0 million people in the United States. IBS-C accounts for approximately one third of these cases or about 19.0 million patients. According to IMS Health, there were approximately 6.5 million patient visits in 2009, during which 4.5 million annual visits were for constipation and 2.0 million patient visits were for IBS. Brand total prescriptions for AMITIZA were slightly down in 2010 compared to 2009, according to IMS Health, even though AMITIZA is the only drug approved for the safe and effective treatment of the CIC and female IBS-C patients over 18 years of age. As reported by IMS Health, the yearly change in total prescriptions for AMITIZA declined by 0.6% even though total prescriptions in the category grew by 8.9%.

Analysis of studies performed by N. J. Talley, Irritable Bowel Syndrome in a Community: Symptom Subgroups, Risk Factors, and Health Care Utilization Am. J. Epidemiol. (1995) 142(1): 76-83; Higgins, P.D.R., and Johanson, J. A Systematic Review of the Epidemiology of Constipation, The American Journal of Gastroenterology 2004; 99: 750-759. and Hungin et. al. (The prevalence, patterns and impact of irritable bowel syndrome: an international survey of 40,000 subjects, A. P. S. Volume 17, Issue 5, pages 643–650, March 2003) as well as 2007 U.S. census data confirm that both CIC and IBS-C are major but largely underserved medical needs in the United States. Based on the Talley, Luscombe, Johanson and IFFGD studies, 2007 U.S. census data, primary research among treating physicians and analogies to other primary care treated diseases, our commercial planning estimates that the number of CIC or IBS-C patients diagnosed and on prescriptive care is a fraction of those patients who suffer from these diseases. We believe a larger number of CIC and IBS-C patients might actively seek therapy if disease and therapy awareness is increased to demonstrate the advantages of safe and effective chronic therapies over episodic self-medication with OTC remedies. Physicians consistently report a need for efficacious treatment with demonstrated safety that provides rapid, convenient, and effective relief.

We believe that AMITIZA presents patients and healthcare practitioners with a superior therapeutic choice for the major medical needs posed by CIC and IBS-C. Among other things, we believe that the wide differences between data of projected CIC and IBS-C epidemiology and the number of annual patient visits for CIC and IBS-C in 2009 highlight the market potential for AMITIZA. In addition, the positive physician and patient response to Zelnorm, driven largely by significant marketing also highlights the market potential for AMITIZA, especially when the outcomes from pivotal clinical trials for Zelnorm are considered. Zelnorm failed to demonstrate statistically significant evidence of efficacy in two well-controlled pivotal trials in IBS-C and failed to demonstrate a statistically significant increase in spontaneous bowel movements, or SBMs, from less than three SBMs a week to three a week or more SBMs in two well-controlled pivotal chronic constipation clinical trials. Zelnorm was withdrawn from the market in 2007 by the FDA for safety concerns. In 2010, we commissioned Wolters Kluwer Health, a leading data company, to prepare a report that compared average length of therapy per patient between Amitiza and Zelnorm three years after launch.  Results of the report indicated that Amitiza had an average length of therapy per patient of approximately 155 days compared to approximately 132 days for Zelnorm. AMITIZA is well tolerated, has a favorable safety record and has demonstrated statistically significant efficacy in two well-controlled pivotal trials in both IBS-C and in CIC.

AMITIZA in the U.S. and Canada

AMITIZA (lubiprostone) is the only FDA approved prescription therapeutic product for the treatment of CIC in adults of both genders with demonstrated safety and effectiveness for chronic use. Constipation becomes chronic when a patient suffers specified symptoms for more than 12 non-consecutive weeks within a 12-month period. CC is deemed idiopathic (CIC) if it is not caused by other diseases or by use of medications. AMITIZA is also the only FDA-approved prescription therapeutic product for chronic treatment of IBS–C in women aged 18 years and older. IBS-C is a disorder of the intestines with symptoms that include severe cramping, pain, bloating and extreme changes of bowel habits. According to The American College of Gastroenterology, irritable bowel syndrome affects 58.0 million people in the United States. IBS-C accounts for approximately one third of these cases or about 19.0 million patients. According disease state information from the Cleveland Clinic in 2010, approximately 15.0% of people with symptoms compatible with IBS seek medical attention. As with CIC, obtaining a diagnosis of IBS-C can take multiple primary care physician visits and oftentimes requires a referral to a gastroenterology specialist before a diagnosis is made.

In October 2004, we entered into a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, to jointly develop and commercialize AMITIZA for CIC and IBS-C and other gastrointestinal indications in the U.S. and Canada. At the time of the Takeda agreement, we entered into a supply and a manufacturing agreement with Takeda and R-Tech Ueno, Ltd, or R-Tech, a pharmaceutical research, development and manufacturing company in Japan that is majority owned by our founders. Following FDA approval, commercial sales of AMITIZA were initiated in April 2006 for the treatment of CIC and in May 2008 for the treatment of IBS-C. We retain, among other rights, the right to develop and commercialize AMITIZA in the U.S. and Canada for gastrointestinal indications under the terms of the collaboration and license agreement with Takeda, subject to their right of first refusal, as well as the exclusive right to develop and commercialize AMITIZA in the U.S. and Canada for all indications other than gastrointestinal indications. In early 2006, in response to a notice of material breach sent to Takeda in 2005, we entered into a settlement agreement which resolved certain disputes with Takeda, and a supplemental agreement which further defined certain rights and responsibilities of the parties, but did not supersede the terms of the October 2004 collaboration and license agreement between Takeda and us, including but not limited to, Takeda’s obligation to exert its best efforts to maximize the net sales revenues of AMITIZA as set forth in the collaboration agreement.

Takeda currently sells AMITIZA in the U.S., mainly to office-based specialty and primary care physicians. Takeda reimburses the Company for a significant portion of our research and development activities as well as part of our co-promotion activities. Takeda records all sales of AMITIZA within the U.S. and pays us a tiered royalty based on net sales. Takeda is primarily responsible for the sales and marketing of AMITIZA in the U.S. Takeda has not sought approval for either CIC or IBS-C in Canada. We are primarily responsible for AMITIZA research and development efforts and hold the new drug application, or NDA. In addition, subject to approval from Takeda, we have the right to co-promote AMITIZA in the U.S. and Canada, and to be reimbursed by Takeda for certain co-promotion expenses. We co-promote AMITIZA through our specialty sales force which focuses on the institutional marketplace, including long-term care and veteran’s affairs facilities. The co-promotion terms in the supplemental agreement are subject to re-negotiation by the parties no later than 60 months after the first date we deployed our sales force, which will be April 2011; such discussions have commenced. In the event the parties fail to reach an agreement to extend the terms of this provision, the co-promotion terms of the collaboration agreement may apply. The ultimate operational and financial impacts upon us to be applied after April 2011 are subject to the final co-promotion terms to be negotiated with Takeda.

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda, dated October 29, 2004. We believe that Takeda’s failure to generate an appropriate level of U.S. sales of AMITIZA is the result of its materially breaches of our agreements, including, without limitation, its continuing failure to exercise its best efforts to promote , market and sell AMITIZA and to maximize its net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claim that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the AMITIZA brand, but also consumers. We sent Takeda another notice of material breach in December 2010, which specifically set forth all of the claims asserted in the arbitration submission. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. The arbitrators currently have set the hearing on our claims to conclude by late October 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. We have spent and expect to spend significant resources in the dispute with Takeda and these arbitration proceedings may require the continuing attention of our senior management.

We believe that the CIC and IBS-C market continues to present a significant opportunity for growth for our company as a result of several factors.

•	AMITIZA remains the only FDA approved drug for the chronic treatment of CIC and IBS-C;
•	There remains a significant undiagnosed patient population in both CIC and IBS-C;
•	A large proportion of the patient population of IBS-C and CIC receiving prescriptions are receiving acute therapies not chronic therapies for these chronic conditions;
•	There has been a trend to growing off label OTC use of medicines resulting in inappropriate long-term treatment of CIC and IBS-C with drugs only FDA approved for short-term use;
•	AMITIZA penetration among primary care providers remains low;
•	AMITIZA accounts for only 8.0% of total prescriptions written for CIC and IBS-C while Zelnorm achieved approximately 18.0% of total prescriptions for CIC and IBS-C; and
•	AMITIZA prescriptions are declining in a market where total prescriptions in the category have grown at 8.9% year over year from 2009.

We are currently pursuing development of a third gastrointestinal indication of AMITIZA, for the treatment of opioid-induced bowel dysfunction, or OBD, in patients treated chronically with opiates other than methadone. Our current OBD trials do not include patients treated chronically with opiates for pain incident to cancer which would be an additional indication under the collaboration and license agreement. In May 2010, we reported data at the Digestive Disease Week, or DDW, scientific meeting from a successful phase 3 efficacy study, OBD0631, in which statistical significance (p=0.0226) was achieved for the primary endpoint. In addition, statistically significant improvements were seen for eight of the 12 secondary endpoints in that study. In August 2010, we announced that upon review by Takeda and us, we planned to conduct a third phase 3 efficacy study of AMITIZA for this indication in order to file a supplemental new drug application, or sNDA, for this indication with the FDA. A third confirmatory study is being conducted because of the commercial opportunity of the OBD indication and the safety and efficacy of AMITIZA. That third phase 3 efficacy study was initiated in December 2010. As per our agreement with Takeda, we will fund approximately half of this third phase 3 study’s expense. The second phase 3 trial, OBD0632, of AMITIZA for the treatment of OBD concluded but was not successful though not related to AMITIZA. After we advised the contract research organization, or CRO, of our concerns over its performance under the contract, we filed a lawsuit in state court in Maryland and engaged in mediation in an effort to resolve our dispute. We have not been able to resolve our dispute with the CRO. We are now evaluating the performance of additional opiate-induced bowel dysfunction studies to include patients with cancer treated chronically with opiates other than methadone. We are evaluating whether to perform the studies in Europe or Japan at this time, but may consider performing some elements of these trials in the United States at a later time.

AMITIZA in Japan

In February 2009, we entered into a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott, for lubiprostone in Japan. Under the terms of the agreement, Abbott received exclusive rights to commercialize lubiprostone for the treatment of CIC in Japan and also received the right of first refusal to any additional indications for which lubiprostone is developed in Japan. Abbott is responsible for all commercialization efforts and expenses and we are responsible for the development effort and expenses.

To date, we have received a total of $22.5 million in payments from Abbott, consisting of an upfront payment and clinical and regulatory milestone payments. We could receive additional milestone payments based on achieving other specified development and commercialization goals. We have retained the right to co-promote lubiprostone in Japan as well as its development and commercialization rights to all other therapeutic areas subject to right of first refusal.

In September 2010, we submitted a marketing authorization application to the Japanese Pharmaceuticals and Medical Devices Agency for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC. The submission includes the results of a pivotal phase 3 efficacy trial of lubiprostone in Japanese CIC patients which met its primary endpoint with statistical significance (p<0.001) and demonstrated a safety profile consistent with previously reported clinical lubiprostone data. The primary endpoint of this trial was a change in the number of SBMs at the end of the first week of treatment. This pivotal, double-blinded, placebo-controlled trial evaluated 124 Japanese CIC patients each of whom received one lubiprostone 24-mcg, or placebo, capsule twice daily for 28 days. These top-line pivotal phase 3 efficacy results were reported in June 2010. The September 2010 submission was updated in December 2010 with the complete results of the phase 3 long-term, open-label multicenter safety trial in 209 Japanese CIC patients. Top-line results from that safety trial, which were reported by us in November 2010, demonstrated that lubiprostone was safe and well-tolerated. The data from the phase 3 safety and efficacy trials have been submitted to a scientific conference, to be held in the U.S. in May 2011, for disclosure. If AMITIZA is approved for sale in Japan, it will be the first new drug indicated for constipation in Japan in more than ten years. Currently, constipation patients in Japan are treated with laxatives, which generate annual sales of approximately $326.0 million. Magnesium oxide is a leading laxative treatment for constipation in Japan and, in 2009, generated annual sales of approximately $129.0 million. The constipation market grew by approximately 6.0% from 2008 to 2009. Future market growth is expected to continue and fueled by an increasingly older population and changes in eating and lifestyle habits.

On December 22, 2010, Sucampo Pharma, Ltd. provided Abbott notice to initiate Abbott’s 120 day negotiation rights to exercise its right of first refusal to the OBD indication for Japan, which indication in Japan will include patients with cancer treated chronically with opiates other than methadone, but may not include other OBD patients.

AMITIZA in other territories

We have retained full rights to develop and commercialize AMITIZA for the rest of the world’s markets outside of the U.S., Canada and Japan. In Europe we have received notification of a positive opinion from the Pediatric Committee of the European Medicines Agency, or EMA, in relation to the Pediatric Investigation Plan, or PIP, for AMITIZA in CIC. To file for marketing application approval, or MAA, an approved PIP is required. As a result, in anticipation of a positive EMA decision, we intend to file an MAA application no later than the end of the second quarter of 2011.

In November 2009, we announced that Swissmedic, the Swiss Agency for Therapeutic Products, has granted a marketing authorization for lubiprostone for the long-term treatment of adult patients with CIC. This is the first European regulatory approval and is the first prescription medicine to be approved in Switzerland for the long-term treatment of CIC. We are currently pursuing approval of a pricing and reimbursement with the Swiss authorities and expect a decision in early 2011. We continue to evaluate the opportunities to obtain an appropriate label in the E.U. for chronic therapy of CIC and OBD.

Rescula

In April 2009, we entered into agreements with R-Tech, to acquire for $3.5 million the development and commercialization rights to Rescula in the U.S. and Canada. Under these agreements, we hold the exclusive rights to commercialize Rescula in the U.S. and Canada for its approved indication and all new ophthalmic indications developed by us. We also have the right of first refusal to commercialize Rescula in the U.S. and Canada for any additional ophthalmic indication developed by R-Tech or us. We plan to re-launch Rescula in the U.S. for its approved indication after approval of a commercially viable label from the FDA.

In June 2010, R-Tech announced the top-line results of their phase 2 clinical trial of Rescula conducted in 112 Japanese patients with retinitis pigmentosa, or RP. The primary endpoint in that trial was the change from baseline in the mean retina sensitivity of the central 2-degrees of the ocular fundus as measured with an MP-1 micro-perimeter. The results showed a dose-dependent improvement in visual function in patients with no severe adverse effects. In September 2010, Rescula received an Orphan Drug designation from the FDA for RP, meaning we have an eight year market exclusivity in the United States from the date we received first approval to market unoprostone isopropyl.

In addition, we plan to evaluate conducting a phase 2a clinical trial of unoprostone isopropyl for the indication of age-related macular degeneration, or dry AMD, in 2011. If this study is successful, there would need to be further studies to be completed that may take several years before commercialization.

R-Tech received its first marketing approval for Rescula in Japan in 1994 as a first line therapy for the treatment of glaucoma and/or ocular hypertension. In 1998, R-Tech licensed the rights to develop and commercialize Rescula in the U.S. and Europe to CibaVision, a predecessor company to Novartis AG, or Novartis. Subsequently, Novartis elected to pursue only very limited commercialization in these territories. In 2005, the U.S. license rights were repurchased by R-Tech and Novartis continued to hold the rights to Rescula in Europe. In 2009, we entered into an agency agreement with R-Tech to facilitate the return of the European rights from Novartis to R-Tech. The negotiation with Novartis was successful, and in July 2010, Novartis returned all remaining rights to Rescula to R-Tech. We have discussed with R-Tech formal terms of a license and supply arrangement with respect to Rescula rights outside of North America and hope to finalize a formal agreement in the near future.

We continue to pursue additional intellectual property as well as further clinical development of Rescula. We are solely responsible for the development, regulatory and commercialization activities and expenses for Rescula in the U.S. and Canada and R-Tech is exclusively responsible for the supply of Rescula to us within those countries.

Other product candidates

We are developing additional prostones for the treatment of a broad range of diseases. The most advanced of these programs are:

•	Cobiprostone:
o
NSAID-induced ulcers:  In July 2009, we reported top-line results from our phase 2a clinical trial of orally administered cobiprostone for the prevention of gastric ulcers and other gastro-intestinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs. Cobiprostone patients experienced a statistically significant reduction in the overall number of gastric erosions through the treatment period of 12 weeks as compared to placebo patients. In addition, the high dose cobiprostone group experienced a 50.0% reduction in the overall incidence of gastric ulcers when compared to patients taking placebo. These data were presented orally at the DDW scientific meeting in May 2010. We are evaluating a phase 2b study to complement the findings of this and earlier studies.

o	COPD: We also are designing a preclinical study of cobiprostone for use as a treatment for chronic obstructive pulmonary disease, or COPD, and as a potential treatment for oral mucositis.
•
SPI-017 is currently in preclinical and clinical testing in peripheral and central nervous system disorders. We have recently completed a phase 1 clinical program of the intravenous formulation of SPI-017 for peripheral arterial disease, or PAD, in Japan. Plans to initiate a phase 2 study for this indication in 2011 are under re-consideration in view of a major change in clinical endpoints needed to demonstrate efficacy, such that we may determine to pursue other indications for SPI-017 ahead of PAD.

•
SPI-3608:  A novel orally bio-available prostone, SPI-3608 will continue to undergo preclinical testing. Based on preclinical results seen to date, this compound may have potential for the management of pain caused by spinal stenosis.

Product Pipeline

The table below summarizes the development status of AMITIZA, Rescula and several other prostone-based product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of AMITIZA in the U.S., Canada and Japan, which is covered by our collaboration and license agreements with Takeda and Abbott, and for Rescula, for which we hold the U.S. and Canadian rights. Commercialization may be several years after successful completion of studies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
Amitiza ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Approved in Switzerland	Pricing negotiations with Swiss government health agency

		Phase 3 efficacy and safety trials in Japanese patients results reported	Approval of marketing authorization in Japan

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	_____

	Chronic idiopathic constipation (CIC) (pediatric, patients with renal impairment and patients with hepatic impairment)	Phase 4 pediatric, renal impairment and hepatic impairment trials completed and submitted to the FDA	_____

	Opioid-induced bowel dysfunction (OBD)	Two phase 3 efficacy trials results reported	Phase 3 safety trial and the third efficacy trial to complete in 2011

Rescula ® (unoprostone isopropyl)	Dry age-related macular degeneration (dry AMD)	Preclinical	Phase 2a trial

	Glaucoma and ocular hypertension	Approved in the U.S.	Limited commercialization

Cobiprostone	Gastrointestinal
	Prevention of non-steroidal anti-inflammatory drug (NSAID)-induced ulcers	Phase 2a trial results reported	Phase 2b trial
	Oral mucositis	Preclinical	Phase 1 trial

Pulmonary
	Chronic obstructive pulmonary disease (COPD)	Preclinical	Finalize inhaled formulation

SPI-3608	Spinal stenosis	Preclinical	Phase 1 trial

Acquisition activities

On December 23, 2010, our subsidiary, Ambrent Investments S.à r.l., or Ambrent, a company organized under the laws of Luxembourg, entered into a stock purchase agreement, or the Purchase Agreement, with Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, or the Ueno Trust, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, or the Kuno Trust, and together with Drs. Ueno and Kuno and Ambrent.

Pursuant to the terms of the Purchase Agreement, Ambrent acquired 100.0% of the issued and outstanding shares of capital stock of Sucampo AG, or SAG, a Swiss-based patent-holding company, and its wholly owned subsidiary, Sucampo AG Japan, Ltd., or SAG-J, a patent maintenance company. The acquisition results in us acquiring SAG and SAG-J’s rights with respect to patents and other intellectual property relating to prostone products, including AMITZA, cobiprostone, SPI-017 and other compounds. Prior the acquisition, we licensed these certain rights pursuant to various licensing arrangements that required us to make royalty and milestone payments and to provide certain development funding.

The total purchase price under the Purchase Agreement is $80.0 million, consisting of a cash payment made in December 2010 of approximately $28.1 million and the issuance of two subordinated unsecured promissory notes in the aggregate amount of approximately $51.9 million. In addition, the purchase price includes a contingent payment equal to 15.0%, up to a maximum of $40.0 million, of any cash that may be received by Drs. Ueno and Kuno in connection with the ultimate resolution of the current arbitration proceedings against Takeda. The Purchase Agreement contains customary representations, warranties and covenants, and agreements as to indemnification among the parties, subject to certain exclusions and limitations.

The Sellers, Drs. Ueno and Kuno, are related parties of our company. Dr. Ueno is our Chief Executive Officer, Chief Scientific Officer and Chairman of our Board of Directors. Dr. Kuno is our international business advisor and a member of our Board of Directors, and is also Dr. Ueno’s spouse. Drs. Ueno and Kuno are co-founders and majority stockholders of our company and are also majority stockholders of R-Tech, a significant supplier to our company. Pursuant to our related person transactions policy, our Audit Committee, which consists solely of independent directors, reviewed and approved the acquisition. The purchase price for the acquisition was negotiated based on a discounted cash flow analysis of expected future payments on the licensed intellectual property rights and the estimated fair value of the acquired net assets.

The acquisition of SAG and SAG-J was accounted for as a merger of companies under common control, and accounted for at historical cost as of the earliest period presented. The financial information of these additional entities is presented in both the current and historical periods. Prior to the acquisition, SAG has paid dividends of $13.7 million and $2.9 million during the years ended December 31, 2010 and 2009, respectively. These dividends are included within the consolidated statements of changes in stockholders’ equity together with the $80.0 million purchase consideration as a deemed distribution due to the accounting for the common control acquisition of SAG.

Patent, manufacturing, license and supply arrangements

We also hold an exclusive license to develop and commercialize Rescula within the United States and Canada from R-Tech. R-Tech will be the exclusive supplier of the finished product to us. Under the terms of the agreement, we have the right to develop Rescula for additional ophthalmic indications other than for its approved indication. We have the right of first refusal to commercialize in the U.S. and Canada these additional indications whether they are developed by us or R-Tech.

We are party to exclusive supply arrangements with R-Tech to provide us with clinical and commercial supplies of Rescula and clinical supplies of AMITIZA, cobiprostone and SPI-017. These arrangements include provisions requiring R-Tech to assist us in connection with applications for marketing approvals for these compounds world-wide, including assistance with regulatory compliance for chemistry, manufacturing and controls.

Scientific Background of Prostones

Ion Channel Activation

Based on our preclinical studies, we believe that most prostones work as selective ion channel activators, which means that they promote the movement of specific ions into or out of cells. Ions are charged particles of elements, such as sodium, potassium, calcium and chloride. The concentration of specific ions within particular types of cells is important to many vital physiological functions, such as maintenance of the barrier membrane potential and control of the activity levels of enzymes and transport molecules within and outside of the cell. Because ions cannot move freely across cell membranes, they must enter or exit a cell via specific transporters or through protein structures known as ion channels. Ion channels, which are found in every cell in the body, span the cell membrane and regulate the flow of ions into and out of cells by opening and closing in response to particular stimuli, such as changes in membrane potential, pH, cell volume, cAMP levels, or binding of particular ligands to the channel. Each kind of ion preferentially moves through its own specific ion channels. Some prostones have been shown to activate or inhibit ion channels, thereby controlling the concentration of specific ions within cells and out of cells. We believe that these prostones work selectively on specific ion channels and, as a result, can be targeted to induce very specific pharmacological activities without triggering other cellular activity that could lead to undesirable side effects or toxicities.

In preclinical in vitro tests on human cell lines, lubiprostone, cobiprostone and SPI-017 activated a specific ion channel known as the type-2 chloride channel, or ClC-2 channel. The ClC-2 channel is expressed in cells throughout the body and regulates many essential physiological functions within cells, including cell volume, intracellular pH, cellular water and ion balance and regulation of potential difference across the cell membrane (membrane potential), energy levels as well as tight junction and integrity. We believe that lubiprostone is the first selective chloride channel activator approved by the FDA for therapeutic use in humans.

Potential Beneficial Effects of Prostones

We believe that the mechanism of action of prostones as selective ion channel activators may result in the following beneficial effects:

•
Enhancement of Fluid Secretion.  Activating the movement of specific ions into and out of cells can promote the secretion of fluid into neighboring areas. For example, AMITIZA promotes fluid secretion into the small intestine, in particular in the duodenum and jejunum, by activating the ClC-2 channel in the cell lining of the small intestine thereby enhancing intestinal motility. Likewise, Rescula is a potassium channel activator that works to treat glaucoma by increasing aqueous humor outflow in ocular cells in the eyes thereby lowering intraocular pressure.

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

AMITIZA® (lubiprostone)

Overview

AMITIZA is the only prescription product that has been approved by the FDA for the chronic treatment of CIC in adults of both genders and for IBS-C in women aged 18 years and older with demonstrated safety and effectiveness for use beyond 12 weeks. AMITIZA is being further developed for the treatment of OBD. AMITIZA functions as an activator of the ClC-2 chloride channel through which negatively charged chloride ions flow out of the cells lining the small intestine and into the intestinal cavity. As these negatively charged chloride ions enter the intestine, positively charged sodium ions move through spaces between the cells into the intestine to balance the negative charge of the chloride ions. As these sodium ions move into the intestine, fluid is also allowed to pass into the intestine through these spaces between the cells. We believe that this promotes increased fluid content in the small intestine, which in turn softens the stool and facilitates its movement, or motility, through the intestine.

Chronic Idiopathic Constipation (CIC)

On January 31, 2006, the FDA approved our NDA for AMITIZA for the treatment of CIC in adults of both genders without restriction as to duration of use. In collaboration with Takeda, we initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006. When used for this indication, patients take one AMITIZA 24 mcg gelatin capsule twice daily.

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

Current Treatment.  Some patients suffering from occasional constipation may be treated with lifestyle modification, dietary changes and increased fluid and fiber intake, although there is very limited well-controlled clinical trial data in support of these alternatives in CIC or IBS-C patients. For patients who fail to respond to these approaches, physicians typically recommend laxatives, most of which are available over-the-counter for acute use. The most commonly used laxatives can be categorized as stimulants, stool softeners, bulk-forming agents, osmotics or lubricants. These agents do not have approved indications for long-term use by CIC or IBS-C patients. MiraLAX (polyethylene glycol 3350), an osmotic, was approved in late 2008 for sale as an over-the-counter treatment for up to seven days. In addition, lubricants, such as orally administered mineral oil, can be inconvenient and unpleasant for patients to ingest. For those patients who fail to respond to laxatives, Zelnorm® (tegaserod maleate), a 5-HT4 serotonin-receptor agonist, was often prescribed. However, in March 2007, at the request of the FDA, Zelnorm was withdrawn from the U.S. market by Novartis. The FDA requested that Novartis discontinue marketing Zelnorm based on a finding of an increased risk of serious cardiovascular adverse events associated with its use. Zelnorm has subsequently been withdrawn from most international markets as well. As noted before, AMITIZA is the only FDA approved chronic therapy for CIC and there are no over-the-counter therapies with approved indications for long-term use for CIC or IBS-C. Acute use laxatives have never been demonstrated as either safe or effective in chronic use and some trials of osmotic laxatives have demonstrated the risk and inappropriateness of their chronic use in CIC.

Market Opportunity.  Studies published in The American Journal of Gastroenterology estimate that approximately 42.0 million people in the United States suffer from some form of constipation. Constipation becomes chronic when a patient suffers specified symptoms for more than 12 non-consecutive weeks within a 12-month period. CC is deemed idiopathic if it is not caused by other diseases or by use of medication. AMITIZA is the only FDA approved prescription therapeutic product for the treatment of CIC in adults of both genders with demonstrated safety and effectiveness for chronic use. CIC is a chronic condition characterized by frequent and bothersome symptoms that adversely affect the quality of patients' daily lives. CIC sufferers include a gender-balanced level of males and females but the severity and prevalence of CIC tends to increase with age. By the time most CIC patients seek care from a physician, they have typically tried dietary and lifestyle changes as well as a number of available over-the-counter, or OTC, remedies and remain unsatisfied. OTC medications include laxatives, stool softeners or fiber supplementation. While some of these OTC therapies offer limited success in acute transit-related symptoms, they often lose effect over time and offer limited effect on CIC symptoms. For the most part OTC remedies have limited evidence of success in chronic treatment of IBS-C or CIC. Some OTC remedies pose significant issues of dependency, habituation and/or side effects. Chronic use of OTC medications is off label and is not supported by long-term, well-controlled pivotal clinical trial data. Fiber and laxatives can exacerbate bloating and abdominal pain, the same symptoms from which many patients are seeking relief and which are the most troubling to treat.

We believe that AMITIZA presents patients and healthcare practitioners with a superior therapeutic choice for the major medical needs posed by CIC. Analysis of studies performed by Higgins, P.D.R., and Johanson, J. A Systematic Review of the Epidemiology of Constipation, The American Journal of Gastroenterology 2004; 99: 750-759, as well as 2007 U.S. census data confirm that CIC is major but largely underserved medical need in the United States.

Based on the Johanson and IFFGD studies, 2007 U.S. census data, primary research among treating physicians and analogies to other primary care treated diseases, our commercial planning estimates that the number of CIC patients diagnosed and on prescriptive care is a fraction of those patients who suffer from these diseases. We believe a larger number of CIC patients might actively seek therapy if, among other things, disease and therapy awareness are increased by adequately demonstrating the advantages of Amitiza as a safe and effective chronic therapy over episodic self-medication with OTC remedies. Physicians consistently report a need for efficacious treatment with demonstrated safety that provides rapid, convenient, and effective relief.

We believe that AMITIZA, as the only FDA approved prescription medication for chronic treatment of CIC, has a number of advantages that should allow it to capture a significant portion of, and potentially expand, the existing market for CIC therapies. These advantages include among others:

•	AMITIZA remains the only FDA approved drug for the chronic treatment of CIC and IBS-C;
•	There remains a significant undiagnosed patient population in both CIC and IBS-C;
•	AMITIZA is approved for administration to adults, including those over 65 years of age;
•	AMITIZA is approved without limitation on duration of use;
•	AMITIZA has not been associated with the serious side effects observed with some other treatment options, such as ischemic colitis, electrolyte imbalance and cardiovascular ischemic events;
•	There are no existing over-the-counter treatment options with approved indications for chronic use in CIC;
•	A large proportion of the patient population of IBS-C and CIC receiving prescriptions are receiving acute therapies not chronic therapies for these chronic conditions;
•	There has been a trend to growing off label OTC use of medicines resulting in inappropriate long-term treatment of CIC and IBS-C with drugs only FDA approved for short-term use;
•	AMITIZA penetration among primary care providers remains low;
•	AMITIZA accounts for only 8.0% of total prescriptions written for CIC and IBS-C while Zelnorm achieved approximately 18.0% of total prescriptions for CIC and IBS-C; and
•	AMITIZA prescriptions are declining in a market where total prescriptions in the category have grown at 8.9% year over year from 2009.

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

In these trials, AMITIZA met its primary efficacy endpoint with statistical significance, increasing the frequency of SBMs from baseline during the first week of treatment, by 75.0% in one pivotal trial and 78.0% in the second pivotal trial, in each case with a p-value less than 0.0001. In addition, on the basis of combined data from both pivotal trials, AMITIZA met all but one of the secondary efficacy endpoints with statistical significance for all treatment weeks. That one secondary efficacy endpoint, abdominal discomfort, showed statistically significant improvements during the last two weeks of treatment with AMITIZA compared to placebo. The results of these trials were consistent in sub-population analyses for gender, race and patients 65 years of age or older. We determined statistical significance based on a widely used, conventional statistical method that establishes the p-value of clinical results. Under this method, a p-value of 0.05 or less represents statistical significance, meaning that there is a less than one-in-twenty likelihood that the observed results occurred by chance.

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

Safety Profile.  AMITIZA was well tolerated in twice-daily doses of 24 mcg each in phase 2 trial, the two phase 3 pivotal trials and the three long-term clinical safety and efficacy trials. These trials revealed no apparent increased risk of serious adverse events as a result of treatment with AMITIZA. The most common adverse events reported by participants in these six trials were nausea and diarrhea, 31.0% of all trial participants reported an event of nausea. Diarrhea and headache were each reported by 13.0% of all trial participants. The incidence of nausea was lower among participants 65 years of age or older, with only 18.6% of those participants reporting this side effect. Nausea generally occurs within the first two days of treatment which is also when the first spontaneous bowel movement, or SBM, occurs. In addition, the experience of nausea is a single event in approximately 75.0% of the cases. The median duration of nausea is 4 days. In addition, because AMITIZA demonstrated a potential to cause fetal loss in guinea pigs in preclinical studies, its label provides that it should be used during pregnancy only if the potential benefit justifies the potential risk to the fetus. The label further states that women who could become pregnant should have a negative pregnancy test prior to beginning therapy with the drug and should be capable of complying with effective contraceptive measures.

In a 248 patient long-term study of CIC patients treated with AMITIZA administered with food, the current standard of usage, AMITIZA’s status as a well tolerated and effective therapy for CIC was best characterized. In a study that also prompted patients to report adverse events, only 19.8% of patients reported an event of nausea. Of those reporting events of nausea, >90.0% reported only mild nausea. Only 13 patients, or 5.2%, enrolled on therapy discontinued therapy because of nausea over the course of the 48 week trial and the 70.0%, or 9 of those 13 patients, withdrew within the first month on therapy. Only 4 patients, or 1.6%, of treated patients withdrew for nausea in months two through 12 of the trial. There were no reported serious adverse events of nausea during the 48 week trial. Over the course of the full trial the total number of patient days was 62,325 days, the nausea event rate was 1.08 per 1,000 patient days.

Post-marketing Studies.  In connection with our marketing approval for AMITIZA for the treatment of CIC in adults of both genders, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. We completed these studies in 2008 and 2009 and filed the results with the FDA. Subsequently the FDA has requested an additional post-marketing study to evaluate the efficacy and safety of the product in pediatric patients.

Japanese Patients Studies. In September 2010, we submitted a marketing authorization application to the Japanese Pharmaceuticals and Medical Devices Agency for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC. The marketing application included the phase 2 and phase 3 efficacy trial results and interim results of phase 3 long-term safety trial results. The phase 3 efficacy trial enrolled 124 patients, and the results of which we reported in June 2010, met the primary endpoint with statistical significance (p<0.001) and demonstrated a safety profile consistent with previously reported lubiprostone clinical data. The marketing application was updated in December 2010 with the complete results of the phase 3 long-term, open-label, multi-center, confirmatory, safety trial in 209 Japanese CIC patients.

In November 2010, we reported top-line data from our phase 3 clinical trial to evaluate the long-term safety of lubiprostone in Japanese CIC patients. Those results showed that lubiprostone was safe and well-tolerated and demonstrated that the most common adverse drug reactions, or ADR, in this trial were diarrhea (37.3%), nausea (27.3%), chest discomfort (7.2%) and abdominal pain (5.3%) all of which were transient in duration. The majority of first incidences of ADRs took place during the first two weeks of treatment. The most common mild ADRs were: diarrhea, nausea, chest discomfort, vomiting, abdominal pain, abdominal discomfort and abdominal distension. The most common moderate ADRs were diarrhea, nausea, vomiting and vertigo. There were no severe ADRs. Data from patients’ daily diary cards showed improvements from baseline in all efficacy endpoints, including bowel movements frequency, straining, incomplete evacuation, stool consistency, abdominal bloating and abdominal discomfort. Patients’ QOL as measured by the IBS-QOL and SF-36 questionnaires, also showed improvement from baseline at Weeks 24 and 48. This long-term phase 3 safety trial was an open-label, multi-center study in which Japanese CIC patients received one 24-mcg lubiprostone capsule twice a day for up to 48 weeks. A total of 209 patients were enrolled, 173 patients completed 24 weeks of treatment and 163 patients completed 48 weeks of treatment. The number of patients completing the full 48 week treatment period exceeded the target of 35 patients. Each enrolled patient had a history of fewer than three SBMs per week for at least six months, as confirmed during a 14-day screening period. We look forward to the presentation of these data at the DDW scientific meeting in May 2011.

Irritable Bowel Syndrome with Constipation (IBS-C)

On April 29, 2008, the FDA approved our sNDA for AMITIZA for the treatment of IBS-C in women aged 18 years and older. In collaboration with Takeda, we initiated commercial sales of AMITIZA in the U.S. for this indication in May 2008. When used for this indication, patients should take one AMITIZA 8 mcg gelatin capsule twice daily.

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

Current Treatment.  Most treatment options for IBS-C focus on addressing separate symptoms, such as pain or infrequent bowel movements. Some patients suffering from IBS-C may be successfully treated with dietary measures, such as increasing fiber and fluid intake, and these treatments are generally tried first. If these measures prove ineffective, laxatives are frequently used for the management of this condition. Zelnorm was the only FDA approved drug indicated for the treatment of IBS-C before it was withdrawn in March 2007. In December 2005, the European Medicines Agency denied marketing approval for Zelnorm for the treatment of IBS-C in women, citing the inconclusiveness of clinical studies in demonstrating its effectiveness. As noted above, AMITIZA is now the only FDA approved therapy for the treatment of IBS-C in women aged 18 years and older.

Market Opportunity.  According to The American College of Gastroenterology, irritable bowel syndrome affects 58.0 million people in the United States. IBS-C accounts for approximately one third of these cases or about 19.0 million patients in the U.S. Obtaining a diagnosis of IBS-C can take multiple primary care physician visits and oftentimes a referral to a gastroenterology specialist before a diagnosis is made. According to IMS Health, there were approximately 2.0 million annual patient visits for IBS in 2009 in the United States. These numbers of diagnosed annual patient visits were down from a peak in 2006 of annual IBS patient visits of 3.2 million when Zelnorm was on the market in the United States. AMITIZA is currently the only approved prescription product for the chronic treatment of IBS-C in the U.S for women aged 18 years and older.

Clinical Trial Results.  To obtain FDA marketing approval of AMITIZA for IBS-C, we conducted two pivotal phase 3 clinical trials of AMITIZA in men and women for IBS-C in 2006 and 2007, each involving 570 or more participants meeting the Rome II criteria for IBS-C at 65 investigative study sites in the U.S. These phase 3 pivotal trials were designed as double-blind, randomized, 12-week clinical trials to demonstrate the efficacy and safety of AMITIZA for the treatment of symptoms of IBS-C using twice daily doses of 8 mcg each, or 16 mcgs total. The primary efficacy endpoint for these trials utilized at the request of the FDA was a subjective assessment of the participant’s overall relief from the symptoms of IBS-C determined by the question “How would you rate your relief of irritable bowel syndrome symptoms (abdominal discomfort/pain, bowel habits, and other irritable bowel syndrome symptoms) over the past week compared to how you felt before you entered the study?” Patient responses were recorded using a seven-point balanced scale. Treatment responders were defined in each month as those reporting at least “significantly relieved”, which was the highest scale category, for two out of four weeks or “moderately relieved”, the second highest category, for four out of four weeks. To qualify as an overall treatment responder, and count toward the primary efficacy endpoint, patients had to be a monthly treatment responder for at least two out of three months. The secondary efficacy endpoints were similar to those for our phase 2 clinical trials of AMITIZA for this indication and involved subjective assessments of such factors as abdominal discomfort and pain, bloating, straining, stool consistency, severity of constipation and QOL components. The first of the two pivotal studies was followed by a randomized withdrawal period to assess the effects, if any, associated with withdrawal of AMITIZA over a four-week period. We also initiated an additional follow-on open-label safety and efficacy study to assess the long-term use of AMITIZA as a treatment for this indication. This study included 476 patients who were treated for an additional 36 weeks following the initial 12 or 16 week treatment period.

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

In the combined phase 3 trials, the secondary endpoints, which were measured on a five-point scale, were improved with statistical significance in participants receiving AMITIZA compared to those receiving the placebo. At the end of the three-month treatment period, subjective assessments of abdominal discomfort and pain by participants receiving AMITIZA improved from baseline by an average of 0.45 points, compared to average improvements in participants receiving the placebo of 0.35 points; subjective assessments of stool consistency improved by an average of 0.51 points compared to 0.38 points; subjective assessments of straining improved by an average of 0.60 points compared to 0.47 points; subjective assessments of constipation severity improved by an average of 0.52 points compared to 0.40 points; and subjective assessments of abdominal bloating improved by an average of 0.45 points compared to 0.36 points. At the end of the three-month treatment period, the overall composite score for subjective assessments of QOL improved from baseline an average of 17.1 points on a 100-point scale for participants receiving AMITIZA compared to an average improvement of 14.4 points for those receiving the placebo. Statistical significance was seen for each of these secondary endpoints, with the subjective assessments of abdominal discomfort and pain having a p-value of 0.013, stool consistency having a p-value of 0.006, straining having a p-value of 0.020, constipation severity having a p-value of 0.005, abdominal bloating having a p-value of 0.024 and QOL having a p-value of 0.021.

The first of the two phase 3 trials also assessed the rebound effect from the withdrawal of AMITIZA following 12 weeks of treatment with an 8 mcg dose twice daily. In this trial, withdrawal of AMITIZA did not result in a rebound effect. AMITIZA was well-tolerated in the phase 2, phase 3, and long-term safety studies. In the combined phase 2 and phase 3 studies and at the recommended dose, there was a similar incidence of serious adverse events, 1.0% in both the AMITIZA group and the placebo group, and treatment-related adverse events, with 26.0% in the AMITIZA groups compared to 21.0% in the placebo groups. The most common treatment-related adverse events were nausea, which was reported by 8.0% of participants receiving AMITIZA and 4.0% of those receiving the placebo, and diarrhea, which was reported by 7.0% of the AMITIZA groups and 4% of the placebo groups. Abdominal pain occurred at a similar rate in the placebo groups and the AMITIZA groups, with 5.0% reporting this adverse event.

Post-marketing Studies.  In connection with our marketing approval for AMITIZA for the treatment of IBS-C in women aged 18 years and older, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients and to conduct a study utilizing a higher dose in male and female patients with IBS-C.

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

Market Opportunity.  In 2008, epidemiology researchers at Boston University estimate that opioids are used by more than 10 million American adults. Of those, approximately 4.3 million U.S. adults are regular users, taking opioids at least five days per week for a minimum of four weeks. Constipation is a recognized common side-effect of opioid use. While estimates of constipation vary across numerous studies, Kalso, et al report in an extensive meta-analysis of non-cancer opioid use published in PAIN that 41.0% of opioid patients experience constipation as an adverse event.

Opioid drugs are known to increase absorption of electrolytes, including chloride, in the small intestine, contributing to the constipating effects of these analgesics.

We believe that AMITIZA, as a chloride channel activator, may directly counteract this side effect without interfering with the analgesic benefits of opioids. As a result, we believe that AMITIZA, if approved for the treatment of OBD, could hold a competitive advantage over drugs that do not work through this mechanism of action.

Development Status.  In September 2007, we initiated two pivotal phase 3 clinical trials, OBD0631 and OBD0632, of orally administered AMITIZA for the treatment of OBD. A total of 873 participants were enrolled at 187 participating sites in the U.S. and Canada. These phase 3 pivotal trials were designed as double-blind, randomized, 12-week clinical trials to demonstrate the efficacy and safety of AMITIZA for the treatment of OBD in adults using twice daily doses of 24 mcg each. The primary efficacy endpoint for these trials was the change from baseline in SBM frequency at week 8. In addition, several secondary endpoints included the change from baseline in SBM frequency at week 12 and overall; percentage of patients with a first post-dose SBM within 24 hours or 48 hours; overall responder rates; overall mean change from baseline in straining, stool consistency, constipation severity, abdominal bloating, abdominal discomfort, bowel habit regularity, and overall treatment effectiveness. Top-line results of these two phase 3 trials, reported in July 2009, showed that in one trial, OBD0631, lubiprostone met the primary endpoint in a statistically significant manner (p=0.0226). Though not related to AMITIZA, study OBD0632 was not successful. Upon review by Takeda and us, a third confirmatory study is being conducted because of the commercial opportunity of the OBD indication and the safety and efficacy of AMITIZA. With respect to the conduct study of OBD study 0632, we have filed a lawsuit against the CRO for its malperformance under the contract.

Subjects treated with lubiprostone showed a statistically significant increase in the frequency of SBMs at Week 8 from their baseline, from 1.42 to 4.54 SBMs in the OBD0631 trial and from 1.60 to 4.10 SBMs in the OBD0632 trial. The increase in SBMs for placebo over their baseline was from 1.46 to 3.81 for the OBD0631 trial and 1.60 to 3.95 SBMs for the OBD0632 trial.

Data from OBD0631 were presented in May 2010 at the DDW scientific conference. In that trial, a total of 443 OBD patients were enrolled at multiple sites in the U.S. and Canada and randomized into the double-blind, placebo-controlled trial. They received one 24-mcg gel capsule of lubiprostone, or placebo, twice a day for 12 weeks. Patients in the trial were administered different opioid pain medications including fentanyl, methadone, morphine and oxycontin.

Among the key results from OBD0631 that were reported at DDW were:

•
The primary efficacy endpoint, the change from baseline in SBM frequency at Week 8 in patients without reduction in dose of study medication, was met with statistical significance (p=0.0226) by patients taking lubiprostone (n=167) as compared to placebo (n=169).

•	Patients taking lubiprostone achieved a statistically significant (p=0.02) greater increase in the mean number of SBMs per week in 8 of the 12 weeks of the trial, as compared to placebo patients.
•	The percentage of patients who achieved a SBM within 24 hours and 48 hours was significantly higher with lubiprostone as compared to placebo (p=0.0126 at 24 hours, and p=0.0360 at 48 hours).
•
Statistical significance was achieved for the overall change from baseline in constipation-associated symptom endpoints including: constipation severity (p=0.0006); stool consistency (p<0.0001); abdominal discomfort (p=0.0246); and, straining (p<0.0001).

•
The most commonly reported adverse events in this trial were nausea, diarrhea, and abdominal distension. Overall 4.6% of patients (3.2% placebo vs. 5.9% lubiprostone) discontinued due to an adverse event.

Study OBD0632 did not meet the primary endpoint with statistical significance. However, statistically significant improvements with lubiprostone were achieved for two of the secondary endpoints and positive trends were observed in four of the other secondary endpoints.

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

The overall adverse event rate for the combined trials was 54.9% for lubiprostone and 51.6% for placebo. The most common adverse events were nausea, 15.0% for lubiprostone compared to 7.5% for placebo, and diarrhea, 8.5% for lubiprostone compared to 3.7% for placebo.

Based on a subsequent meeting with the FDA, we decided to conduct one additional phase 3 efficacy study in order to submit a sNDA for the OBD indication. This third phase 3 study of lubiprostone to evaluate its effectiveness as a treatment of OBD was initiated in December 2010 and enrollment is expected to be completed during the third quarter of 2011. If successful, the data from the trials will enable a filing of a sNDA with the FDA and the regulatory authorities in Europe with request for an expedited review.

Rescula (unoprostone isopropyl)

Overview

In April 2009, we licensed from R-Tech the development and commercialization rights to Rescula for the U.S. and Canada, including all associated patents and other intellectual property. In addition, R-Tech will be the exclusive supplier of finished product to us. Under the agreement, we hold the exclusive rights to commercialize Rescula in the U.S. and Canada for its approved ophthalmic indications and any new such indication developed by us. We also have the right of first refusal to commercialize Rescula in the U.S. and Canada for any an additional ophthalmic indication for which unoprostone isopropyl is developed by R-Tech. We plan to re-launch Rescula in the U.S. for its approved indication after approval of a commercially viable label from the FDA. In September 2010, Rescula received an Orphan Drug designation from the FDA for retinitis pigmentosa.

Rescula was approved by the FDA for lowering of IOP in open-angle glaucoma and ocular hypertension in patients who are intolerant of or insufficiently responsive to other IOP lowering medications in 2000. Rescula is not currently marketed in the United States or Canada.

Rescula is a synthetic docosanoid that is administered topically as a liquid eye drop. It activates the BK channel in cells within the retina and facilitates aqueous humor outflow and lowers intraocular pressure by means of increased vascular perfusion facilitated by inhibition of the action of endothelin. By direct inhibition of the effect of endothelin and other vasoconstrictors, Rescula relaxes contractile cells in the trabecular meshwork, which decreases resistance across the trabecular outflow pathway. To a smaller extent, Rescula increases uveoscleral outflow, by relaxing the ciliary muscle, which permits easier passage of aqueous humor into the suprachoroidal space and by facilitating bulk post vitreal aqueous humor flow by improving choroidal blood flow. Rescula’s BK channel stimulation demonstrably increases choroidal blood flow which is thought to promote aqueous humor fluid and waste product uptake by the choroid to lower IOP. Clinical studies have shown that in patients with a mean baseline IOP of 23 mm Hg unoprostone isopropyl lowers IOP by approximately 3 to 4 mm Hg through the day.

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

Potential Indication

Dry Age-related Macular Degeneration. According to the National Eye Institute, or NEI, more than 8 million people in the U.S. currently have age-related macular degeneration, or AMD, a disease which causes damage to the retina resulting in loss of vision. AMD is the leading cause of irreversible blindness in adults, worldwide. The prevalence of AMD in the U.S. is expected to increase by more than 50.0%, to approximately 12 million by 2020, as the population ages according to a report published by Visiongain Ltd. More than 85.0% of all people with intermediate and advanced AMD have the dry form based on information developed by the NEI.

AMD is a disease associated with aging that gradually destroys sharp, central vision. Central vision is needed for seeing objects clearly and for common daily tasks such as reading and driving. AMD affects the macula, the part of the eye that allows the seeing of fine detail. The macula is located in the center of the retina, the light sensitive tissue at the back of the eye. The retina instantly converts light, or an image, into electrical impulses or nerve signals, which are sent to the brain. Dry AMD occurs when the light-sensitive cells in the macula slowly break down, gradually blurring central vision in the affected eye. The most common symptom of dry AMD is slightly blurred vision and a need for more light to read and do other tasks. Dry AMD affects both eyes, but vision can be lost in one eye while the other eye seems unaffected. Currently no drugs have been approved by the FDA for the treatment of dry AMD. Based on the mechanism of action of unoprostone isopropyl, we believe that Rescula has the potential to be a treatment for dry AMD. As a result, we plan to initiate a phase 2a clinical trial of Rescula for dry AMD in 2011.

Cobiprostone

Overview

We are developing the prostone compound cobiprostone for oral administration to treat various gastrointestinal and liver disorders, including NSAID-induced ulcers. We also plan to develop an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease. We believe that cobiprostone, like AMITIZA, is an activator of the chloride ion channel ClC-2, which is known to be present in gastrointestinal, liver and lung cells. We are also developing cobiprostone as a treatment for oral mucositis based on results from preclinical studies.

Non-Steroidal Anti-Inflammatory Drug-Induced Ulcers (NSAIDs)

In May 2009, we completed and announced results of our phase 2a clinical trial of cobiprostone designed to evaluate the compound's efficacy and safety for the prevention of ulcers and other gastrointestinal injuries in arthritis patients treated with NSAIDs.

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

After NSAID-induced ulcers have developed, proton pump inhibitors, such as Nexium® (esomeprazole magnesium) and Prevacid® (lansoprazole), are prescribed to treat most gastric ulcer patients, either alone or in combination with other treatments. H2 receptor blockers, such as Pepcid® (famotidine), Tagamet® (cimetidine) and Zantac® (ranitidine hydrochloride), help to reduce stomach acid and are typically prescribed as a second line of therapy for gastric ulcers, when proton pump inhibitors are not effective, or are used in conjunction with proton pump inhibitors. Although proton pump inhibitors and H2 blockers can aid in the repair of existing gastric ulcers, neither of these drug categories has been shown to be completely effective in preventing NSAID-induced ulcer development. Furthermore the therapeutic effects of these products are only observed at high doses and in some types of at-risk patients, such as those with a prior history of ulcers or those 65 years of age or older.

Market Opportunity.  According to a study published in Postgraduate Medicine, approximately 13 million patients in the U.S. are regular users of NSAIDs. According to the Arthritis Foundation, up to 60.0% of patients consuming NSAIDs regularly will have GI side effects. Additionally, The Journal of Gastroenterology states that recent studies show more than 50.0% of patients taking NSAIDs have some mucosal damage to the small intestine. We believe that many patients treated with NSAIDs are not prescribed preventive treatment for gastric ulcers due to a combination of high cost, side effects and lack of a well established standard of care. We believe that these factors also limit the use of prescription products for the repair of gastric ulcers after they have developed. Based on cobiprostone’s mechanism of action and protective activity in animal models, we believe that it may be effective at both preventing and treating NSAID-induced ulcers, but without the safety concerns and restrictions of use associated with existing treatment options.

Development Status.  We have completed preclinical studies of cobiprostone as a potential therapy for the prevention of NSAID-induced ulcers. In preclinical tests in rats, cobiprostone protected against formation of ulcers induced by indomethacin, an NSAID, and ulcers induced by stress and demonstrated an acceptable safety profile at what we believe are clinically relevant doses. In the third quarter of 2007, we commenced a phase 2 clinical trial for cobiprostone. This phase 2 multi-center, randomized, placebo-controlled study was fully enrolled at the end of December 2008 with 124 participants at 12 sites. The trial was designed to assess the efficacy and safety of cobiprostone in preventing NSAID gastro-duodenal injury in non-cancer patients taking Naproxen 500mg twice daily. Study patients were randomized to one of three daily doses of cobiprostone, 18, 36 or 54 mcg, or placebo. The efficacy endpoints for the trial included the overall incidence of gastric, duodenal and gastro-duodenal ulcers, the incidence of gastric, duodenal and gastro-duodenal ulcers and erosions at weeks 4, 8 and 12, the changes in numbers of ulcers and erosions, and evaluation of GI mucosa ischemia.

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

The retention rates of patients taking naproxen with cobiprostone at week 12 were statistically significant when compared to patients taking naproxen with placebo and increased in a dose-dependent manner. The rates were 40.0% for placebo vs. 47.0%, 52.0% and 77.0% for cobiprostone 18 mcg, 36 mcg, and 54 mcg, respectively. The median number of days in the treatment period was 55 days for patients taking placebo compared to 60, 82 and 83 days for cobiprostone 18 mcg, 36 mcg and 54 mcg, respectively.

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

Disease Overview Peripheral Arterial and Vascular Disease.  Peripheral vascular disease, which also is sometimes referred to as PAD, is a chronic condition that results from narrowing of the vessels that supply blood to the stomach, kidneys, arms, legs and feet. PAD is caused by the build-up of fatty deposits, or plaque, in the inner walls of the arteries as a result of a vascular condition known as atherosclerosis. This build-up of plaque restricts the flow of blood throughout the body, particularly in the arms and legs, and can lead to painful cramping and fatigue after exercise.

Current Treatment.  Anti-platelet medications, vasodilators and prostaglandins represent the most frequently prescribed treatments for PAD, but they have little or no impact on symptoms or the underlying atherosclerotic process. Palux® (alprostadil) and Liple® (alprostadil), are used for the treatment of chronic arterial occlusion in Japan, but alprostadil is not approved for this indication in the U.S. In addition, Palux and other prostaglandin E1 drug products should not be administered to patients with bleeding disorders or patients being treated with chronic anti-platelet medications, such as aspirin, due to the detrimental effect of these products on platelet aggregation. Despite the need for additional treatments, we believe that few novel therapies are being explored.

Market Opportunity.  The American Heart Association estimates that PAD affects as many as 8 million to 12 million people in the U.S. Additionally, PAD affects 12.0% to 20.0% of Americans age 65 and older with only 20.0% to 30.0% undergoing treatment.

Development Status.  In 2009, we completed a phase 1a study of SPI-017 as a potential treatment for PAD. The randomized, double-blind, placebo-controlled, single-center, single ascending dose study was designed to evaluate its safety and pharmacokinetic profile. A total of 74 healthy adult male subjects were enrolled in eight dose groups, receiving intravenous doses of SPI-017 ranging from 3 mcg to 120 mcg. In 2010, we completed a phase 1b multiple dose study in which an additional 24 healthy adult male subjects were enrolled in three dose groups receiving intravenous doses of SPI-017 ranging from 40 mcg to 120 mcg. Development of a phase 2 study for PAD is under re-construction in view of a major change in clinical endpoints required by regulatory authorities needed to demonstrate efficacy, such that we may pursue other indications for SPI-017 ahead of PAD.

AMITIZA

Marketing and Sales

In 2006, we exercised the co-promotion rights under our collaboration and license agreement and supplemental agreement with Takeda to begin developing a specialty sales force focused on the institutional marketplace in the U.S. to market AMITIZA to complement Takeda’s marketing efforts among primary care physicians. We have implemented a selling model that we believe has produced increased sales growth for AMITIZA in territories covered by a Sucampo representative. Our specialty sales force promotes AMITIZA in hospitals, long-term care facilities and Department of Defense facilities. This institutional market is characterized by a concentration of elderly patients, who we believe to be a key market for AMITIZA to treat gastrointestinal indications.

In 2009, Sucampo Pharma Americas licensed Rescula from R-Tech. The current sales and marketing team is preparing for a re-launch of Rescula in the U.S. market based on a favorable FDA response regarding the sNDA. This aligns appropriately with our commercial strategy of focusing on targeted segments with first-in-class or best-in-class products.

Takeda Collaboration

In October 2004, we entered into a 16-year collaboration and license agreement with Takeda to jointly develop and for Takeda to commercialize AMITIZA for gastrointestinal indications in the U.S. and Canada. We have limited co-promotion rights under the agreement. This agreement provides Takeda with exclusive limited license within these two countries to develop and commercialize AMITIZA for these indications. Takeda does not have the right to manufacture AMITIZA. We also entered into ancillary agreements: a supply and manufacturing agreement with Takeda and R-Tech, under which R-Tech manufactures and Takeda purchases all supplies of the product from R-Tech; and an intellectual property agreement with Takeda.

In August 2005, we sent Takeda correspondence and a notice of material breach which stated, among other things, that Takeda had materially breached the license agreement by failing to use its best efforts to promote, market and sell the AMITIZA for CIC; engaging in commercialization activities without approval of the joint commercialization committee or in accordance with a commercialization plan approved by that committee; and disclosing confidential information to third parties. In early 2006, we entered into a settlement agreement and supplemental agreement which resolved certain disputes with Takeda and further defined certain rights and responsibilities of the parties, including the right of Sucampo to employ a specialty sales force focused on the institutional marketplace and specialist physicians based in hospitals, long-term care facilities and Department of Defense facilities. Through the supplemental agreement, Takeda was responsible for, among other things, development of publications, abstracts, and manuscripts directed primarily to the scientific community; developing publications on general disease states or quality-of-life issues; retaining or employing a dedicated sales force in both the primary and secondary positions for promotion of AMITIZA for CIC; and reimbursement of certain stated amounts for our limited sales force deployed in the primary position to institutional customers.

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda, dated October 29, 2004. We believe that Takeda’s failure to generate an appropriate level of U.S. sales of AMITIZA is the result of its materially breaches of our agreements, including, without limitation, its continuing failure to exercise its best efforts to promote , market and sell AMITIZA and to maximize its net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claim that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the AMITIZA brand, but also consumers. We sent Takeda another notice of material breach in December 2010, which specifically set forth all of the claims asserted in the arbitration submission. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. The arbitrators currently have set the hearing on our claims to conclude by late October 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. We have spent and expect to spend significant resources in the dispute with Takeda and these arbitration proceedings may require the continuing attention of our senior management.

Development Costs.  Our agreement provides for cost-sharing arrangements in which Takeda funds all development costs for AMITIZA as a treatment for CIC and IBS-C up to $30.0 million. We have received this full amount. We are required to fund the next $20.0 million in development costs for these two indications, and all development costs in excess of $50.0 million are shared equally between Takeda and us. In addition, Takeda and we share equally in all external costs of regulatory-required studies up to $20.0 million, with Takeda funding any remaining costs related to such studies. For development of any additional indications beyond CIC and IBS-C and for development of new formulations of AMITIZA, Takeda has agreed to fund all development costs, including regulatory-required studies, to a maximum of $50.0 million for each new indication and $20.0 million for each new formulation. Takeda and we have agreed to share equally all costs in excess of these amounts. With respect to any studies required to modify or expand the label for AMITIZA for the treatment of CIC or IBS-C, Takeda has agreed to fund 70% of the costs of such studies and we have agreed to fund the remainder. The development costs for AMITIZA for the treatment of CIC in pediatric patients will be funded entirely by Takeda. From inception of the Takeda agreement to December 31, 2010, Takeda paid an aggregate of $94.2 million in research and development reimbursement payments.

Commercialization Funding Commitment.  Takeda is obliged to maintain a specific level of funding for activities in relation to the commercialization of AMITIZA. If we and Takeda determine to conduct a full-scale direct-to-consumer television advertising campaign for AMITIZA, Takeda’s funding obligation for commercialization activities will be a minimum of $80.0 million per year for three years. After the three year period, or during April 2011, the joint commercialization committee will agree upon the level of funding. If there is no full-scale direct-to-consumer advertising campaign in a 12-month period, then the total commercialization funding commitment will at a minimum be $40.0 million per year for a three year-period following the NDA approval for the IBS-C indication.

Promotion and Marketing.  Takeda is required to provide the sales force necessary to fulfill its best effort obligations under the agreement. In addition, Takeda is required to perform specified minimum numbers of professional product detail meetings with certain health care professionals throughout the term of the agreement depending upon the indications for which AMITIZA has been approved.

Co-Promotion Rights.  Under the license agreement, we retain the right to co-promote AMITIZA for gastrointestinal indications under the terms of the collaboration and license agreement with Takeda, as well as the exclusive right to develop and commercialize AMITIZA in the U.S. and Canada for all indications other than gastrointestinal indications. In connection with our exercise of co-promotion rights, we established our own specialty sales force consisting of a team of approximately 38 field sales representatives. The supplemental agreement provides that Takeda will fund a portion of our sales force costs until April 2011. We may increase the total number of our sales representatives and receive additional funding from Takeda for any related costs up to a specified annual amount, subject to the unanimous approval of the joint commercialization committee. Discussions with Takeda have commenced in the first quarter of 2011 regarding reimbursement of our specialty sales force under the supplemental agreement. In the event the parties fail to reach an agreement to extend the terms of this provision, the reimbursement terms of the collaboration agreement may apply. The ultimate operational and financial impacts upon us are subject to the final co-promotion arrangements to be negotiated with Takeda.

Licensing Fees, Milestone Payments and Royalties.  Takeda made an upfront payment of $20.0 million in 2004 and has paid total development milestone payments of $130.0 million through December 31, 2010. Subject to reaching future development and commercial milestones, we are entitled to receive an additional $10.0 million development milestone payment and up to $50.0 million in commercial milestone payments. Takeda records all sales of AMITIZA and pays us a tiered royalty based on net sales of AMITIZA in the U.S. and Canada.

Administration.  Our collaboration with Takeda is administered in part by four committees consisting of an equal number of representatives from both companies. These consist of a joint steering committee, which considers any conflicts arising within the other committees; a joint development committee; a joint commercialization committee; and, a joint manufacturing committee. In the case of a deadlock within the joint steering committee, our chief executive officer has the determining vote on matters arising from the joint development and manufacturing committees, while the chief operating officer of Takeda has the determining vote on matters arising from the joint commercialization committee. If disputes relating to an alleged breach of the agreement arise that are resolved by the chief executive officer of our company and chief operating officer of Takeda, those disputes are resolved under the breach, termination and arbitration provisions of the agreement.

New Indications.  Under the agreement, Takeda has a right of first refusal to obtain a license to develop and commercialize AMITIZA in the U.S. and Canada for any new gastrointestinal indications that we may develop, such as OBD. We retain the rights to AMITIZA for all other therapeutic areas. Takeda has not sought approval for either CIC or IBS-C in Canada.

Under the agreement, if one of our subsidiaries or licensees wishes to use certain proprietary data or information developed under the collaboration with Takeda outside the U.S. or Canada, for example in support of a regulatory filing in Europe or Asia, we are obligated to pay to Takeda upon the first commercial sale a certain one-time fee for the use of such data or information. The amount of the fee for each territory is to be agreed between us and Takeda.

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

Abbott Collaboration

In February 2009, we entered into a 19-year license, commercialization and supply agreement with Abbott to develop and commercialize lubiprostone for the treatment of CIC in Japan. The agreement also grants Abbott the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. We have retained all other rights to AMITIZA in Japan.

Development Costs. We are required to fund and complete all the development work including additional clinical studies required to obtain regulatory approval for the treatment of CIC in Japan. We own all the rights covered under the regulatory filings.

Commercialization Funding Commitment. Abbott is required to fund and undertake all commercialization efforts including pre-launch and post-launch marketing, promotion and distribution. Abbott is required to maintain the number of sales staff and the estimated level of annual net sales based on the commercialization plan to be developed and approved by the joint commercialization and steering committee described below.

Co-Promotion Rights. We have retained the right to co-promote the product in Japan and all other development and commercialization rights to all other therapeutic areas and are responsible for the cost of co-promotion.

Licensing Fees and Milestone Payments. Abbott made an upfront payment of $10.0 million in 2009 and has paid total development milestone payments of $12.5 million through December 31, 2010, which includes a $5.0 million milestone payment as a result of submitting a marketing application to the Japanese Pharmaceuticals and Medical Devices Agency in September 2010. There can be no assurances that we will receive additional development or commercial milestone payments under our agreement with Abbott.

Product Revenue. Once AMITIZA is commercialized in Japan, we will purchase and assume title to inventories of AMITIZA and recognize revenues from the sales of such product when earned.

Administration. Our collaboration efforts under the Abbott agreement are administered by two committees consisting of an equal number of representatives from both parties. The joint commercialization and steering committee oversees commercialization-related activities and resolves any conflicts arising from a joint development committee, which oversees the development-related activities in Japan. The dispute mechanism under the Abbott agreement provides Abbott with final decision regarding disputes over commercialization of the products, while we have the same rights with respect to disputes over the development of the product.

New Indications. Under the agreement, Abbott has a right of first refusal to obtain a license to develop and commercialize AMITIZA in Japan for any new indications that we may develop, such as OBD. We retain the rights to AMITIZA for all other therapeutic uses.

Term. The Abbott agreement continues until 2027 unless terminated earlier. Either party has the right to terminate the agreement in the following circumstances:
•	a material breach of the agreement by the other party that is not cured within 90 days of notice, or
•	insolvency of either party.

Intellectual Property

Our success depends in part on our ability, and that of R-Tech, to obtain and maintain proprietary protection for the technology and know-how upon which our products are based, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights.

Through our December 2010 acquisition of SAG, we hold the ownership rights to develop and commercialize AMITIZA and many other prostone compounds covered by patents and patent applications held by SAG: these include a total of 41 U.S. patents, 33 U.S. patent applications, 18 European patents, 24 European patent applications, 22 Japanese patents and 29 Japanese patent applications. Many of these patents and patent applications are counterparts of each other. Our portfolio of licensed patents includes patents or patent applications with claims directed to the composition of matter, including both compound and pharmaceutical formulation, or method of use, or a combination of these claims, or manufacturing method for AMITIZA, cobiprostone, SPI-017 and SPI-3608. Depending upon the timing, duration and specifics of FDA approval of the use of a compound for a specific indication, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act.

The patent rights relating to AMITIZA consist of 14 issued U.S. patents, seven issued European patents, and five issued Japanese patents relating to composition of matter, methods of use and manufacturing method. These patent rights also include various U.S., European and Japanese patent applications relating to dosing, pharmaceutical formulation and other claims. The U.S. patents relating to composition of matter expire between 2014 and 2020. The other U.S. and foreign patents expire between 2011 and 2029.

The patent rights relating to cobiprostone consist of 15 issued U.S. patents, eight issued European patents, and ten issued Japanese patents relating to composition of matter, methods of use and manufacturing method. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulation and other claims. The U.S. patents relating to composition of matter expire between 2011 and 2020. The other U.S. and foreign patents expire between 2011 and 2029.

The patent rights relating to SPI-017 consist of nine issued U.S. patents, five issued European patents and five issued Japanese patents relating to composition of matter and methods of use. These patent rights also include various U.S., European and Japanese patent applications relating to composition of matter and methods of use. The U.S. patent relating to composition of matter expires in 2021. The U.S. patents relating to methods of use and the other U.S. and foreign patents expire between 2011 and 2026.

The patent rights relating to SPI-3608 consist of eight issued U.S. patents, five issued European patents and five issued Japanese patents relating to composition of matter and methods of use. These patent rights also include various U.S., European and Japanese patent applications relating to methods of use. The U.S. patents relating to methods of use and the other U.S. and foreign patents expire between 2011 and 2026.

The patent rights relating to Rescula licensed by us from R-Tech consist of 16 issued U.S. patents relating to composition of matter, methods of use, pharmaceutical formulation and other claims. The U.S. patents relating to composition of matter expire between 2012 and 2018. The other U.S. and foreign patents expire between 2011 and 2021.

We are actively seeking to augment the patent protection of our licensed compounds by focusing on the development of new chemical entities, or NCEs, such as AMITIZA, cobiprostone, SPI-017 and SPI-3608, which have not previously received FDA approval with the NDA filing. Upon approval by the FDA, NCEs are entitled to market exclusivity in the U.S. with respect to generic drug products for a period of five years from the date of FDA approval, even if the related patents have expired.

Manufacturing

We do not now own manufacturing facilities for the production of commercial quantities of AMITIZA or preclinical or clinical supplies of the other prostone compounds that we are testing in our development programs. Instead, we contract with R-Tech to produce AMITIZA, Rescula, cobiprostone and SPI-017 and any of our future prostone compounds.

We have entered into multiple exclusive supply arrangements with R-Tech and we have granted to R-Tech the exclusive right to manufacture and supply AMITIZA and other products and compounds to us to meet our commercial and clinical requirements. With the exception of the exclusive supply agreements with Takeda described below, R-Tech is prohibited from supplying AMITIZA to anyone other than us during this period. Our supply arrangement with R-Tech also provides that R-Tech will assist us in connection with applications for marketing approval for AMITIZA, including assistance with regulatory compliance for chemistry, manufacturing and controls. In consideration of these exclusive rights, R-Tech has paid to us $8.3 million in upfront and milestone payments as of December 31, 2010. Either we or R-Tech may terminate the supply arrangement with respect to us in the event of the other party’s uncured breach or insolvency. R-Tech is obligated to make additional payment upon regulatory or commercial milestones.

Under the supply agreement we have with Takeda and R-Tech, which covers the period of our Takeda license agreement, R-Tech agreed to supply all Takeda’s commercial supplies, including product samples, for AMITIZA for the U.S. and Canadian market. Pursuant to the terms of these agreements, Takeda is required to provide R-Tech with a rolling 24-month forecast of its product and sample requirements and R-Tech is required to keep adequate levels of inventory in line with this forecast. Upon a termination of the collaboration and license agreement between Takeda and us, Takeda and we may terminate these supply agreements by notice to R-Tech.

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

R-Tech operates a manufacturing facility near Osaka, Japan that we believe is compliant with current good manufacturing practices, or cGMP. R-Tech passed cGMP inspection from the FDA in October 2005 and from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, in October 2008 to manufacture AMITIZA at this facility. In addition, R-Tech manufactures Rescula at this facility and passed cGMP inspection in April 2010 to manufacture the active pharmaceutical ingredient and the finished pharmaceutical product and has been the sole supplier of this product to the marketplace since 1994 without interruption.

In 2009, we entered into an exclusive supply agreement with R-Tech for ten years to provide us with Rescula manufacturing services for the U.S. and Canada. In addition we have also entered into an exclusive supply arrangement with R-Tech to provide us with clinical supplies of our product candidates, cobiprostone and SPI-017, as well as any other prostone compounds we may designate, and to assist us in connection with applications for clinical trials and marketing approval for these, including assistance with regulatory compliance for chemistry, manufacturing and controls. This clinical supply arrangement has a two year term which renews automatically for one-year periods unless we and R-Tech agree not to renew it. Either we or R-Tech may terminate the clinical supply arrangement with respect to us or one of our operating subsidiaries in the event of the other party’s uncured breach or insolvency.

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

Many patients are treated for CIC with competing over-the-counter or prescription products that are sold for occasional or infrequent constipation. Additionally the evolving definition of IBS-C and the required study outcomes can have an impact on future commercialization efforts.

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

•
Oral opioid antagonists such as methylnaltrexone, are being developed by Progenics Pharmaceuticals, Inc., for the treatment of opioid-induced bowel dysfunction. Progenics received FDA approval of methylaltrexone in 2008 for the subcutaneous formulation of this drug in treating OBD in patients receiving palliative care. Progenics continues to move forward with an oral form of methylaltrexone. Clinical trials are moving into phase 3 for the indications of OBD or opioid induced constipation, or OIC. Progenics is collaborating with Ono Pharmaceuticals in Japan in the development of methylnaltrexone in OIC and in November 2010 announced the start of a phase 2 study in Japan. Another oral opioid antagonist is NKTR-118, being developed by Nektar Therapeutics/Astra Zeneca. This product has also completed phase 2 studies and is an oral product being studied for an OIC indication.

•
TD-5108, being developed by Theravance, Inc. for the treatment of chronic constipation, and Linaclotide, being developed by Ironwood Inc. for the treatment of IBS-C and CIC, have both completed phase 2 clinical trials. Ironwood has completed its phase 3 efficacy trials for Linaclotide for both CIC and IBS-C and is now conducting long-term safety trials.

•
Resolor (prucalopride) is being developed and marketed by Movetis N.V. for the treatment of chronic constipation in adults. In October 2009, Resolor received marketing approval in the E.U., Iceland, Liechtenstein and Norway for the symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. Resolor was launched in Germany in January 2010, the UK in March 2010 and in Belgium in September 2010. In May 2010, Movetis began a phase 3 program for the development of prucalopride in OIC. Movetis was acquired by Shire in September 2010.

•
Linaclotide is being studied and developed for both IBS-C and CIC in the U.S. market. Linaclotide is a Guanylin Agonist which is dosed at once a day and has recently completed phase 3 clinical trials for both CIC and IBS-C. Linaclotide is being developed by Ironwood which signed an agreement with Forrest Pharmaceuticals in the U.S. for co-marketing rights.

•
Rescula faces many competitors which promote for primary open-angle glaucoma, or POAG, and ocular hypertension. Products such as Latanaprost, manufactured by Pfizer are going generic in 2011 which can have a significant impact on monotherapy treatment. Other products are in development for POAG and ocular hypertension such as Tafuprost, marketed by Merck, which has filed an NDA, and the combination product of Travatan and Timolol, to be marketed by Alcon, has also filed an NDA.

We face similar competition from approved therapies and potential drug products for the diseases and conditions addressed by unoprostone isopropyl, cobiprostone and SPI-017, and are likely to face significant competition for any other product candidates we may elect to develop in the future.

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

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, and its implementing regulations. The FDA has jurisdiction over all of our products and administers requirements covering the safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, advertising, dissemination of information, post-marketing study, and pharmacovigilance of our pharmaceutical products. Information that must be submitted to the FDA in order to obtain approval to market a drug varies depending upon whether the drug is a new product whose safety and efficacy have not previously been demonstrated in humans or a drug whose active ingredients and certain other properties are the same as those of a previously approved drug. The results of product development, preclinical studies and clinical trials must be submitted to the FDA as part of the approval process. The FDA may deny approval if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or analyses or even an additional clinical trial. Even if such data are submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval.

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
•
Phase 2 programs expand safety tests and measure efficacy along with dose finding evaluations and are conducted in volunteers with a particular disease condition that the drug is designed to treat; and

•	Phase 3 programs are greatly expanded clinical trials to determine the effectiveness of the drug at a particular dosage level in the affected patient population.

The data from these clinical tests are combined with data regarding chemistry, manufacturing and animal pharmacology and toxicology, and is then submitted in the form of a New Drug Application, or NDA, to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources.

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

The FDA extensively regulates all aspects of manufacturing quality under its current Good Manufacturing Practice, or cGMP, regulations. The FDA inspects the facility or the facilities at which drug products are manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process or manufacturing facilities, are not acceptable, it will outline the deficiencies in the application and often will request additional validation or information.

The pharmaceutical testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Post-Approval Requirement

After regulatory approval of a product is obtained, we are obligated to comply with a number of post-approval requirements. For example, the FDA may require post marketing, or phase 4 clinical trials to assess additional elements of the product’s safety or efficacy. In addition, holders of an approved NDA are required to report certain adverse drug reactions and production problems to the FDA, to provide updated safety information and to comply with requirements concerning advertising and promotional labeling for their products. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain fiscal, procedural, substantive and recordkeeping requirements.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our drug products at our instruction and on our behalf. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings, precautions and contraindications. Also, new government requirements, including those resulting from new legislation, may be established that could delay or prevent regulatory approval of our products under development.

Regulation Outside of the U.S.

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions most notably by the European Medicines Agency in the E.U., Swissmedic in Switzerland and the Ministry of Health, Labor and Welfare, or MHLW, in Japan. Whether or not we obtain FDA approval for a product, we must obtain permission or approval by the comparable regulatory authorities of countries outside the U.S. before we can commence clinical trials or marketing of the product in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country, and the time for approval is country dependent and may be longer or shorter than that required by the FDA.

Europe

In Europe medicinal products are governed by a framework of E.U. directives which apply across all E.U. member states. To obtain regulatory approval of a drug under the E.U. regulatory system, we may submit a MAA, either under a centralized, decentralized, or mutual recognition procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are innovative, provides for the grant of a single marketing authorization that is valid for all E.U. member states. The decentralized procedure provides for a member state, known as the reference member state, to assess an application, with one or more concerned, member states subsequently approving that assessment. The mutual recognition procedure provides approval in one country and then allows for a request from subsequent countries to mutually recognize the original country’s approval. The E.U. also governs among other areas, the authorization and conduct of clinical trials, the marketing authorization process for medical products, manufacturing and import activities, and post-authorization activities including pharmacovigilance. The E.U. has established regulations on pediatric medicines which impose certain obligations on pharmaceutical companies with respect to the investigation of their products in children.

Our subsidiaries, Sucampo Pharma Europe Ltd., Sucampo AG and Sucampo Manufacturing and Research AG may be subject to a number of regulatory requirements and inspection by the authorities.

Japan

In Japan, pre-marketing approval and clinical studies are required for all pharmaceutical products. The regulatory requirements for pharmaceuticals in Japan have in the past been so lengthy and costly that it has been cost-prohibitive for many pharmaceutical companies. Historically, Japan has required that pivotal clinical data submitted in support of a new drug application be performed on Japanese patients. Recently, however, as a part of the global drug harmonization process, Japan has signaled a willingness to accept U.S. or E.U. patient data when submitted along with a bridging study, which demonstrates that Japanese and non-Japanese subjects react comparably to the product. This approach, which is executed on a case-by-case basis, may reduce the time required for approval and introduction of new products into the Japanese market. To obtain manufacturing/marketing approval, we must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy and safety of a new drug. A data compliance review, GCP on-site inspection, GMP audit and detailed data review are undertaken by the Pharmaceuticals and Medical Devices Agency, or PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council, or PAFSC, and MHLW. Based on the results of these reviews, the final decision on approval is made by the MHLW. After the approval, negotiations regarding the reimbursement price with MHLW will begin. The price will be determined within 60 to 90 days unless the applicant disagrees. In that event, the applicant and MHLW will begin another 60 to 90 day negotiation period.

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

Federal, state and local governments in the U.S. continue to work towards significant legislation aimed to limit the growth of healthcare costs, including the cost of prescription drugs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Reform Act), was enacted. This legislation has both current and longer-term impacts on us. The provisions of the U.S. Healthcare Reform Act are effective on various dates over the next several years. The principal provisions affecting us provide for the following:

•	an increase, from 15.1% to 23.1%, in the minimum rebate on branded prescription drugs sold to Medicaid beneficiaries (effective January 1, 2010);
•	extension of Medicaid prescription drug rebates to drugs dispensed to enrollees in certain Medicaid managed care organizations (effective March 23, 2010);
•
expansion of the types of institutions eligible for the “Section 340B discounts” for outpatient drugs provided to hospitals meeting the qualification criteria under Section 340B of the Public Health Service Act of 1944 (effective January 1, 2010);

•	discounts on branded prescription drug sales to Medicare Part D participants who are in the Medicare “coverage gap”, known as the “doughnut hole” (effective January 1, 2011); and
•
for tax purposes, a non-deductible annual fee payable to the federal government based on a company’s prior-calendar-year share of branded prescription drug sales to specified government programs (effective January 1, 2011, with the total fee to be paid each year by the entire pharmaceutical industry increasing annually through 2018).

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

In Switzerland, the Swiss health care system is a compulsory private system where patients pay a monthly variable fee to a registered health insurance fund. All insurers reimburse against a common national formulary, the specialitätenliste. The Federal Office of Public Health or Bundesamt für Gesundheit, or BAG, makes the decisions on reimbursement and pricing of all prescription drugs in the market with their review taking three to four months. For new drugs it is not uncommon for there to be several rounds of review. It also conducts regular price reviews of the drugs on the formulary. The Federal Commission on drugs or Arzneimittelkommission, or EAK, is a body assisting the BAG with expert advice. Once a product is approved the BAG in consultation with EAK decides whether or not the drug will appear on the specialitätenliste. After EAK’s evaluation of a drug, BAG and EAK decide on the maximum price in the market. The criteria used are:

•	Internal comparison with reimbursed and non reimbursed therapeutic equivalents,
•	External cross country comparison (reference countries: DK, DE, UK, NL),
•	Cost benefit analysis (less important)

In Japan, pricing is established utilizing various information including reference prices from other international markets. However, the MHLW biannually reviews the pharmaceutical prices of individual products. In the past, these reviews have resulted in price reductions. We expect similar price reviews in the future, in line with the government’s previously announced plan for controlling health care costs. It is not possible to predict the outcome of these reviews, and it is possible that Japanese authorities will again reduce drug reimbursement rates, which could adversely affect the reimbursement levels for our products or product candidates.

Executive Officers

The following table lists our executive officers and their ages as of March 1, 2011.

Name	Age	Position
Ryuji Ueno, M.D., Ph.D., Ph.D.	57	Chief Executive Officer, Chief Scientific Officer and Director, Chairman of the Board of Directors

James J. Egan	60	Chief Operating Officer

Stanley G. Miele	46	President, Sucampo Pharma Americas, Inc. and Senior Vice President of Sales and Marketing

Gayle R. Dolecek	68	Senior Vice President of Research and Development and member of the Board of Directors

Thomas J. Knapp	58	Senior Vice President, General Counsel and Corporate Secretary

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

James J. Egan.  Mr. Egan joined us September 2009 as Chief Operating Officer. Prior to joining our company, he was Chief Business Officer at ESBATech AG, a privately held biotech company in Zurich, Switzerland, until ESBATech’s acquisition by Alcon S.A. in August 2009. From June 2001 to January 2006, he was Senior Vice President, Licensing & Corporate Development at Idenix Pharmaceuticals, Inc., a Cambridge, Massachusetts-based biotech company. From June 2000 to June 2001, Mr. Egan was on the board of directors and the CEO of NeuroNZ Limited, a privately held company based in Auckland, New Zealand. From 2004 to 2005, he was on the board of directors of Viteris Holdings, Inc. From September 1993 to June 2000, he served as the Senior Director, Global Licensing, Business Development, Mergers and Acquisitions at G.D. Searle & Co. and from April 1984 to September 1993 he served as Division Counsel, International Operations at Abbott Laboratories. He also served as a Trial Attorney, Foreign Commerce Section, Antitrust Division of the U.S. Department of Justice and a Foreign Services Officer at the U.S. Embassy in Tokyo, Japan. Mr. Egan earned a B.S. in Foreign Service at Georgetown University, in Washington, D.C. and a J.D. at University of Santa Clara School of Law, in Santa Clara, California.

Stanley G. Miele.  Mr. Miele was our Senior Vice President of Sales and Marketing since October 2008 until he was promoted to President of Sucampo Pharma Americas, Inc. in September 2009. He had been our Vice President of Sales and National Director of Sales since February 2006. Prior to joining Sucampo as a Sales Director, Mr. Miele managed a national level team of specialty sales representatives and engineering consultants that sold and marketed blood gas analyzers and point of care diagnostic equipment used in acute-care areas within hospitals at Abbott Point of Care beginning in October 2005. Prior to that, Mr. Miele held a series of positions at Millennium Pharmaceuticals and COR Therapeutics, prior to its acquisition by Millennium, including National Sales Director, Cardiology where he was responsible for managing the overall hospital-based cardiovascular sales function beginning January 2003. Previously, Mr. Miele was a Division Sales Representative with Abbott Laboratories’ Hospital Products Division, of Abbott Park, Illinois, and a Sales Representative for Syntex Labs, of Palo Alto, California. Mr. Miele earned a B.A. in Management/Communications from the University of Dayton.

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

Thomas J. Knapp.  Mr. Knapp joined us February 2010 as Vice President General Counsel and Corporate Secretary. Prior to joining our company, he was Of Counsel at Exemplar Law Partners, LLC and a Partner and member at Knapp Law Firm beginning September 2008. From March 2003 to August 2008, he was Deputy General Counsel and then Vice President, General Counsel and Corporate Secretary at NorthWestern Corporation. From January 2001 to December 2002, Mr. Knapp served as Of Counsel of Paul Hastings Janofsky & Walker, LLP, in Washington, D.C. and from May 1998 to December 2000 as Assistant General Counsel at The Boeing Company in Seattle, Washington. Mr. Knapp also served as Of Counsel of Paul Hastings Janofsky & Walker, LLP, in Washington, D.C. from May 1996 to April 1998 and he served in various in-house positions culminating with Labor Counsel at The Burlington Northern & Santa Fe Railway Company, in Chicago, Illinois and Fort Worth, Texas from September 1980 to December 1995. Mr. Knapp earned a B.A in Political Science at University of Illinois-Urbana and a J.D. at Loyola University of Chicago School of Law.

Employees

As of March 1, 2011, we had 93 full-time employees, including 37 with doctoral or other advanced degrees. Of our workforce, 24 employees are engaged in research and development, 41 are engaged in sales and marketing and 28 are engaged in business development, legal, finance and administration. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Research and Development

For information regarding research and development expenses incurred during 2008, 2009 and 2010, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expense”.

Financial Information About Geographic Areas

We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates the business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these geographies. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $3.8 million in 2010, compared to income before taxes of $18.9 million in 2009. These results primarily reflect the completion of the initial two phase 3 clinical trials of Amitiza for the treatment of OBD and cobiprostone for the prevention of NSAID-induced ulcers in 2009 offset by an increase in general and administrative expenses resulting from the ongoing legal matters, including our dispute with Takeda.

Our segment in Europe recorded a loss before taxes of $6.2 million in 2010, compared to a loss before taxes of $4.3 million in 2009. These results primarily reflect the foreign exchange losses within European subsidiaries and the ongoing regulatory costs towards filing an MAA in Europe.

Our segment in Asia recorded a loss before taxes of $935,000 in 2010 compared to a loss before taxes of $4.7 million in 2009. These results reflect the revenue recognized from the $5.0 million payment earned from Abbott in September 2010 combined with ongoing development and regulatory costs.

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2010
Total revenues	$50,756	$-	$11,114	$61,870
Income (loss) before taxes	3,820	(6,205)	(935)	(3,320)
Identifiable assets	102,096	30,789	16,388	149,273

Year Ended December 31, 2009
Total revenues	$57,887	$-	$9,464	$67,351
Income (loss) before taxes	18,886	(4,298)	(4,727)	9,861
Identifiable assets	132,903	34,140	12,962	180,005

Year Ended December 31, 2008
Total revenues	$112,123	$-	$-	$112,123
Income (loss) before taxes	51,293	(4,675)	(6,180)	40,438
Identifiable assets	145,853	29,962	6,539	182,354

Our Dual Class Capital Structure

We have two classes of common stock authorized: class A common stock and class B common stock. Holders of class A common stock and class B common stock have identical rights, except that holders of class A common stock are entitled to one vote per share and holders of class B common stock are entitled to ten votes per share on all matters on which stockholders are entitled to vote.

As of March 1, 2011, we had outstanding 15,659,917 shares of class A common stock and 26,191,050 shares of class B common stock. The class B common stock represents approximately 94.4% of the combined voting power of our outstanding common stock. All of the shares of class B common stock are owned by S&R Technology Holding, LLC, or S&R, an entity wholly-owned by our founders, Drs. Ueno and Kuno. As a result, Drs. Ueno and Kuno are able to control the outcome of all matters upon which our stockholders vote, including the election of directors, amendments to our certificate of incorporation and mergers or other business combinations.

We are not authorized to issue additional shares of class B common stock except in limited circumstances, such as a stock split of both classes of common stock or a stock dividend made in respect of both classes of common stock. Shares of class B common stock will automatically be converted into shares of class A common stock upon transfer, with limited exceptions for transfers to family trusts. In addition, all remaining outstanding shares of class B common stock will automatically be converted into shares of class A common stock upon the death, legal incompetence or retirement from our company of both Drs. Ueno and Kuno or at such time as the number of outstanding shares of class B common stock is less than 20.0% of the number of outstanding shares of class A and class B common stock together.

In this report, we refer to our authorized class A common stock and class B common stock together as our common stock.

Our Corporate Information

Our predecessor was incorporated under the laws of Delaware in December 1996.

The current corporate structure consists of a public holding company named Sucampo Pharmaceuticals, Inc., which has seven wholly owned subsidiaries: Sucampo Pharma Ltd., based in Tokyo and Osaka, Japan, in which we conduct our Asian and Oceania operations; Sucampo Pharma Americas, Inc., based in Bethesda, Maryland, in which we conduct operations in North and South America; Sucampo Pharma Europe Ltd., based in Oxford, U.K., in which we conduct operations in Europe and the rest of the world; Sucampo AG and Sucampo Manufacturing & Research AG, based in Switzerland, Sucampo AG Japan, based in Osaka, Japan and Ambrent Investments S.à r.l., based in Luxemburg.

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

Risks Related to Our Ongoing Dispute with Takeda

We sent Takeda notices of material breach and filed an arbitration demand; if our dispute with Takeda continues or escalates, we could be required to commit significant financial resources and management time and if the we are not successful in our dispute with Takeda, we may remain in an unsuccessful collaboration agreement and not have the cash resources needed for future expansion of our business.

We believe Takeda has breached its obligations to us by not generating an appropriate level of U.S. sales of AMITIZA and other failures of performance under our agreements. We have sent Takeda Pharmaceutical Company Limited and Takeda Pharmaceuticals North America, Inc. notices of material breach and initiated arbitration in the International Court of Arbitration, International Chamber of Commerce. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. Arbitration proceedings have commenced and though the arbitrators currently have set the hearing on our claims to conclude by late October 2011, we are not certain when the hearing will conclude or the arbitration will finally be resolved.

If the arbitration continues for a longer period of time or escalates we will likely spend additional significant resources and will likely require significant continuing attention from our senior management. If we are unsuccessful in resolving our dispute with Takeda, we may be required to remain in a long-term unsuccessful relationship with Takeda or we may not be able to fund future expansion of our operations.

Risks Related to Our Limited Commercial Operations

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

We may, from time to time, consider acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers and suppliers. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition and results of operations.

The acquisition of SAG resulted in the issuance of two subordinated unsecured promissory notes in the aggregate amount of approximately $51.9 million. If we do not generate sufficient cash flows from our operations, we may not be able to pay the obligations of the notes on a timely basis and adversely affect our operating results. Our failure to comply with the covenants and/or obligations related to the notes could result in an event of default, which could result in an immediate acceleration of the outstanding balance of the notes that could materially and adversely affect our operating results and our financial condition.

Although we have reported profits in the last few years, we recorded a net loss in 2010 and we may not regain or maintain operating profitability in the future which could force us to delay, reduce or abandon our commercialization efforts or product development programs.

We initiated commercial sales of our first product, AMITIZA, for the treatment of CIC in adults of both genders in April 2006 and for the treatment of IBS-C in May 2008 for women aged 18 years and older and we first generated product royalty revenue in the quarter ended June 30, 2006. Although we have reported net income for the past few years, this was primarily attributable to our development milestones under our agreements with Takeda. We recorded a net loss of $2.8 million in 2010. Our primary cost drivers result from expenses incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for at least the next several years as we continue our research activities, conduct development of the prostone technology, seek regulatory approvals for additional indications and additional territories for AMITIZA and for other drug candidates, plan for commercialization of Rescula, seek licensing opportunities for third-party products, and enforce contractual obligations of our partners. Whether we are able to achieve sustainable operating profitability in commercialization of AMITIZA outside U.S. and Canada and Rescula within and outside of the United States, the future will depend upon our ability to generate revenues that exceed our expenses. Changes in market conditions, including the failure or approval of competing products, may require us to incur more expenses or change the timing of expenses such that we may incur unexpected losses. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our class A common stock may decline.

If we are unable to continue successful commercialization of our first product, AMITIZA, for the treatment of CIC in adults of both genders and IBS-C in women aged 18 years and older and other indications for which we are developing this drug, or experience significant delays in doing so, our ability to generate product-based revenues and achieve profitability will be jeopardized.

In the near term, our ability to increase product-based revenues will depend on the continued growth in commercialization by Takeda and continued development of AMITIZA by us. The growth in sales of AMITIZA will depend on several factors, including the following:

•	the best efforts of Takeda to commercialize and maximize net sales revenue;
•	resolution of our dispute with Takeda;
•	our ability to complete clinical trials and secure regulatory approval of lubiprostone in Japan and the ability of Abbott to obtain appropriate pricing and successfully commercialize lubiprostone;
•
the ability of R-Tech, which has the exclusive right to manufacture and supply AMITIZA, or any substitute manufacturer to supply quantities sufficient to meet market demand and at acceptable levels of quality and price;

•	continued and growing acceptance of the product within the medical community and by third-party payors;
•
successful completion of clinical trials of AMITIZA for the treatment of other constipation-related gastrointestinal indications beyond CIC and IBS-C, and successful commercialization of these indications within and outside the U.S.; and

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities for these other indications.

If we are not successful in maintaining continued growth in commercializing AMITIZA or are significantly delayed in doing so, our business will be materially harmed.

If we are unable to obtain a commercially viable label from our sNDA for Rescula for lowering of IOP in primary open-angle glaucoma, or POAG, and ocular hypertension patients who are intolerant of or are insufficiently responsive to other IOP lowering medications and other indications for which we are developing this drug, or experience significant delays in doing so, our ability to generate significant product-based revenues and achieve profitability will be jeopardized.

In the near term, our ability to generate additional revenues will depend on the successful commercialization and continued development of Rescula by us. Such development and commercialization of Rescula will depend on several factors, including the following:

•	approval by FDA of submitted commercially viable sNDA;
•	our ability to complete clinical trials and secure regulatory approval of unoprostone isopropyl for glaucoma in countries outside of the United States;
•
the ability of R-Tech, which has the exclusive right to manufacture and supply Rescula, or any substitute manufacturer to supply quantities sufficient to meet market demand and at acceptable levels of quality and price;

•	continued and growing acceptance of the product within the medical community and by third-party payors;
•	successful completion of clinical trials of Rescula for the treatment of other opthalmic indications, and acceptance of the results of these trials by regulatory authorities; and
•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities for other indications.

If we are not successful in commercializing Rescula or are significantly delayed in doing so, our business will be materially harmed.

We are predominantly a research & development company and rely on certain third parties for the successful commercialization of our drug products. The success of other third parties will affect the company’s ability to continue to develop new drug candidates and its ability to reduce its reliance on the performance of other third parties.

For most of our operating history, we have been a research & development company. Our operations to date have been limited largely to organizing and staffing our company, developing prostone technology, undertaking preclinical and clinical trials of our product candidates, pursuing the regulatory approval processes for AMITIZA and Rescula, and planning the commercialization of Rescula. We have relied upon the collaboration agreement with Takeda and Abbott to commercialize AMITIZA. To make the transition to a fully integrated company, we will need to continue to staff and retain qualified human resources, contract with third parties to manufacture a commercial scale product. conduct the sales and marketing activities on our own or with third parties necessary for successful product commercialization. While we are currently utilizing R-Tech to perform these manufacturing functions and rely on Takeda and Abbott to perform many of these sales and marketing functions with respect to the sale of AMITIZA in the respective territories, we may nevertheless encounter unforeseen expenses, difficulties, complications and delays as we establish these commercial functions for AMITIZA and Rescula and for other products for which we may receive regulatory marketing approval. As we continue to develop and seek regulatory approval of additional product candidates and additional indications for AMITIZA and Rescula, and to pursue regulatory approvals for AMITIZA, Rescula and other products outside the U.S., it could be difficult for us to obtain and devote the resources necessary to successfully manage our commercialization efforts.

Risks Related to Employees and Managing Growth

If we are unable to retain our chief executive and chief scientific officer and other key executives, we may not be able to successfully develop and commercialize our products.

We are highly dependent on Dr. Ryuji Ueno, our chief executive officer and chief scientific officer, for the development of the prostone technology and the other principal members of our executive and scientific teams to successfully transform a pre-commercial stage company to a global pharmaceutical company. The loss of the services of any of these persons might impede the achievement of our product development and commercialization objectives and it might be difficult to recruit a replacement executive for any of their positions. We have employment agreements with these executives, but these agreements are terminable by the employees on short or no notice at any time without penalty to the employee.

Risks Related to Product Pipeline

If our preclinical studies do not produce successful results or if our clinical trials do not demonstrate safety and efficacy in humans, our ability to develop and commercialize the prostone pipeline will be impaired and jeopardize our business.

Before obtaining regulatory approval for the sale of our product candidates from the prostone pipeline, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, is difficult to design and implement, can take many years to complete, is subject to varying regulatory requirements and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	clinical research organizations we retain to conduct clinical trials may not perform according to the terms of the contract, causing delays or negative results in the clinical trials;
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
•
we face competition from approved therapies and potential drug products for the diseases and conditions addressed by cobiprostone and SPI-017, and are likely to face significant competition for any other product candidates we may elect to develop in the future;

•
many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do and smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies; and

•
the effects of our product candidates may not be the desired or anticipated effects or may include undesirable side effects, or the product candidates may have other unexpected characteristics. For example, in preclinical tests of AMITIZA, the drug demonstrated a potential to cause fetal loss in guinea pigs and, as a result, its label includes cautionary language as to its use by pregnant women.

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

In connection with our marketing approval for AMITIZA for the treatment of CIC in adults of both genders, we committed to the FDA to conduct post-marketing studies of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. In the future, we may be required, or we may elect, to conduct additional clinical trials of AMITIZA to improve the current label or address regulatory authorities concerns about AMITIZA. In addition, if we seek marketing approval from regulatory authorities in jurisdictions outside the U.S., such as the European Medicines Agency, they may require us to perform additional clinical trials that would be costly and difficult to know if there will be successful outcomes, submit data from supplemental clinical trials in addition to data from the clinical trials that supported our U.S. filings with the FDA. In connection with labeling submission for Rescula, we will conduct additional trials, may be required or we may elect to conduct additional trials that have uncertain outcomes. Any requirements to conduct supplemental trials would add to the cost of developing our product candidates. Additional or supplemental trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in new restrictions on the existing marketing approval for AMITIZA or Rescula or could force us to stop selling AMITIZA or not sell Rescula. Inconsistent trial results could also lead to delays in obtaining marketing approval in the U.S. for other indications for AMITIZA, Rescula or for other product candidates, could cause regulators to impose restrictive conditions on marketing approvals and could even make it impossible for us to obtain marketing approval. Any of these results could materially impair our ability to generate revenues and to achieve or maintain profitability.

We face substantial competition which may result in others discovering, developing or commercializing products earlier or more successfully than we do.

The development and commercialization of pharmaceutical products is highly competitive. We expect to face intense competition with respect to AMITIZA from Linaclotide, Rescula and our other product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than AMITIZA, Rescula or the other product candidates that we are developing or that would render AMITIZA, Rescula or our other product candidates obsolete or uncompetitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours or achieve product commercialization before we do. A competitive product might become more popular if it is approved for sale over the counter. If any of our competitors develops a product that is more effective, safer or more convenient for patients, or is able to obtain FDA approval for commercialization before we do, we may not be able to achieve market acceptance for our products, which would impair our ability to generate revenues and recover the substantial developments costs we have incurred and will continue to incur.

Recent federal legislation will increase the pressure to reduce prices of prescription drugs paid for by Medicare, which could limit our ability to generate revenues.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (Healthcare Reform Act), was enacted in the United States. This legislation may have both immediate and long-term impacts on us. A number of the provisions of those laws require rulemaking action by governmental agencies to implement, which has not yet occurred. The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rulemaking.

Our strategy of generating growth through acquisitions and in-licenses may not be successful if we are not able to identify suitable acquisition or licensing candidates, to negotiate appropriate terms of any such transaction or to successfully manage the integration of any acquisition.

As part of our business strategy, we intend to pursue strategic acquisitions and in-licensing opportunities with third parties to complement our existing product pipeline. We have limited experience in completing acquisitions with third parties as well as performing under in-licensing agreements and we may not be able to identify appropriate acquisition or licensing candidates or to successfully negotiate the terms of any such transaction. The licensing and acquisition of pharmaceutical and biological products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the pharmaceutical field, and they may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. If we are unable to successfully complete acquisitions or in-licensing transactions for suitable products and product candidates, our prospects for growth could suffer.

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

We have continued to finance our operations by payments received under our collaboration agreements with Takeda and Abbott and milestone and other payments from R-Tech. We believe that our existing cash and cash equivalents and internally generated funds that we anticipate from AMITIZA product sales will be sufficient to enable us to fund our operating expenses for the foreseeable future but not for future research and development programs. Our future funding requirements, however, will depend on many factors, including:

•	actual levels of AMITIZA and Rescula product sales;
•	the cost of commercialization activities, including product marketing, sales and distribution;
•	the scope and results of our research, preclinical and clinical development activities;
•	the timing of, and the costs involved in, obtaining regulatory approvals;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	our ability to recruit and retain internal qualified human resources to conduct these activities;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	the success of our collaboration with Takeda and Abbott; and
•	our ability to establish and maintain additional collaborations.

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

Risks Related to Our Dependence on Third Parties, Including Related Parties

We have no manufacturing capabilities and are dependent upon R-Tech to manufacture and supply us with our product and product candidates. If R-Tech does not manufacture AMITIZA, Rescula or our other product candidates in sufficient quantities, at acceptable quality levels and at acceptable cost and if we are unable to identify a suitable replacement manufacturer, our sales of AMITIZA, potential sales of Rescula and our further clinical development and commercialization of other products could be delayed, prevented or impaired.

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, exclusively on R-Tech to supply Takeda and us with AMITIZA, unoprostone isopropyl, cobiprostone and SPI-017 and any future prostone compounds that we may determine to develop or commercialize. We have granted R-Tech the exclusive right to manufacture and supply AMITIZA to meet our commercial and clinical requirements throughout the world and we do not have an alternative source of supply for AMITIZA. We also do not have an alternative source of supply for unoprostone isopropyl, cobiprostone or SPI-017, which R-Tech manufactures and supplies to us. If R-Tech is not able to supply AMITIZA or these other compounds on a timely basis, in sufficient quantities and at acceptable levels of quality and price and if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms, sales of AMITIZA would be significantly impaired and our development programs could be seriously jeopardized.

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

A key element of our business strategy is to collaborate where appropriate with third parties, particularly leading pharmaceutical companies, to develop, commercialize and market our products and product candidates. We are currently party to a 16-year joint collaboration and license agreement with Takeda for the development and commercialization of AMITIZA for gastrointestinal indications in the U.S. and Canada. We have experienced significant difficulties with Takeda’s performance under that agreement and Takeda has failed to, among other things, use its best efforts to market, promote, and sell AMITIZA and maximize the net sales revenue. We are also party to an agreement with Abbott for the development and commercialization of lubiprostone in Japan. Under the Abbott agreement, we are not certain that Abbott will obtain pricing that will allows us to earn a reasonable rate of return on the development of AMITIZA in Japan.

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

We generally do not have the independent ability to conduct clinical trials for our product candidates. We rely on third parties, such as contract research organizations (CRO), clinical data management organizations, medical institutions, and clinical investigators, to perform this function. For example, approximately 130 separate clinical investigators participated in our trials for IBS-C. We use multiple contract research organizations to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. We have experienced a CRO not performing under its contract that resulted in an unsuccessful outcome of a clinical trial and delayed our obtaining regulatory approval for one of our indications for AMITIZA and thus delaying our efforts to commercialize AMITIZA for that indication.

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

Conflicts of interest may arise between R-Tech and us, and these conflicts might ultimately be resolved in a manner unfavorable to us.

Our founders, Dr. Sachiko Kuno and Dr. Ryuji Ueno, together own a majority of the stock of R-Tech. Drs. Kuno and Ueno are married to each other. Ownership interests of our founders in the stock of R-Tech, and Dr. Ueno’s service as a director and executive officer of our Company and Dr. Kuno’s service as a director of our Company, could give rise to conflicts of interest when faced with a decision that could favor the interests of one of the affiliated companies over another. In addition, conflicts of interest may arise with respect to existing or possible future commercial arrangements between us and R-Tech in which the terms and conditions of the arrangements are subject to negotiation or dispute. For example, conflicts of interest could arise over matters such as:

•	disputes over the cost or quality of the manufacturing services provided to us by R-Tech with respect to AMITIZA, unoprostone isopropyl, cobiprostone and SPI-017;
•	a decision whether to engage R-Tech in the future to manufacture and supply compounds other than AMITIZA, unoprostone isopropyl, cobiprostone and SPI-017;
•	a decision whether to renegotiate the terms of our existing agreements with R-Tech; or
•	business opportunities unrelated to prostones that may be attractive both to us and to the other company.

If tax authorities disagree with our transfer pricing policies or other tax positions, we could become subject to significant tax liabilities.

We are a member of an affiliated group of entities, including R-Tech, which is directly or indirectly controlled by Drs. Ueno and Kuno. We have had and will continue to have significant commercial transactions with these entities. Furthermore, we operate six foreign subsidiaries, Sucampo Pharma, Ltd., Sucampo Pharma Europe, Ltd., Sucampo AG, Sucampo AG Japan Ltd., Sucampo Manufacturing & Research AG and Ambrent Investments S.à r.l. We expect to operate through a consolidated organizational structure and we expect to enter into commercial transactions with some of these entities or future subsidiaries on an ongoing basis. As a result of these transactions, we will be subject to complex transfer pricing and other tax regulations in both the U.S. and the other countries in which we and our affiliates operate. Transfer pricing regulations generally require that, for tax purposes, transactions between our subsidiaries and affiliates and us be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the related party agreements. To the extent that U.S. or any foreign tax authorities disagree with our transfer pricing or other policies, we could become subject to significant tax liabilities and penalties related to prior, existing and future related party agreements. As of December 31, 2010, we performed updated tax analyses wherein liabilities for uncertain tax positions were recorded for certain state jurisdictions based on nexus related to the sourcing of revenues. Should the tax authorities in one or more of these states have different interpretations than us, we may be subject to additional tax liabilities.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain proprietary protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected and our ability to derive revenue from our products would be impaired.

Our success depends in part on our ability, to obtain and maintain proprietary protection for the technology and know-how upon which our products are based, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our intellectual property will depend on our success, in obtaining effective claims and enforcing those claims once granted. The scope of protection afforded by a set of patent claims is subject to inherent uncertainty unless the patent has already been litigated and a court has ruled on the meaning of the claim language and other issues affecting how broadly a patent claim can be enforced. In some cases, we license patent applications from R-Tech instead of issued patents, and we do not know whether these patent applications will result in the issuance of any patents. Our licensed patents may be challenged, invalidated or circumvented, which could limit the term of patent protection for our products or diminish our ability to stop competitors from marketing related products. We have certain patents on our products that expire in the next couple of years. We may not be able to use other existing patents or patent applications to successfully protect our products from generic competition. In addition, changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of R-Tech’s patents and our intellectual property or narrow the scope of the protection provided by these patents. Accordingly, we cannot determine the degree of future protection for our proprietary rights in the licensed patents and patent applications. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, a related patent may expire or may remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

The patents we license from R-Tech also may not afford us protection against competitors with similar technology. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor R-Tech can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.

Risks Related to Regulatory Approval and Oversight

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by authorities in other countries. We are currently seeking approval of a sNDA from the FDA for Rescula and failure to obtain approval of a commercially viable label will prevent us from re-launching Rescula in United States. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidates.

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

Regulatory authorities in some jurisdictions, including Europe and the U.S., may designate drugs that target relatively small patient populations as orphan drugs. We have received an orphan drug designation from the FDA for our product candidate cobiprostone for the treatment of disorders associated with cystic fibrosis and orphan drug designation for Rescula for the treatment of retinitis pigmentosa. We may pursue orphan drug designation for additional product candidates. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity. The exclusivity applies only to the indication for which the drug has been designated and approved. The applicable exclusivity period is seven years in the U.S., but this period may be interrupted if a sponsor of a competitive product that is otherwise the same drug for the same use can show that its drug is clinically superior to our orphan drug candidate. The European exclusivity period is ten years, but may be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including where it is shown that the drug is sufficiently profitable so that market exclusivity is no longer justified. In addition, European regulations establish that a competitor’s marketing authorization for a similar product with the same indication may be granted if there is an insufficient supply of the product or if another applicant can establish that its product is safer, more effective or otherwise clinically superior. If a competitor obtains orphan drug exclusivity for a product competitive with cobiprostone  or Rescula before we do and if the competitor’s product is the same drug with the same indication as ours, we would be excluded from the market, unless we can show that our drug is safer, more effective or otherwise clinically superior. Even if we obtain orphan drug exclusivity for cobiprostone or Rescula for these indications, we may not be able to maintain it if a competitor with a product that is otherwise the same drug can establish that its product is clinically superior.

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

Our founders, Dr. Sachiko Kuno, one of our directors, and Dr. Ryuji Ueno, our chief executive officer, chief scientific officer and a director, together beneficially own 1,923,885 shares of class A common stock and 26,191,050 shares of class B common stock, representing approximately 95.1% of the combined voting power of our outstanding common stock. As a result, Drs. Ueno and Kuno, who are married, acting by themselves, are able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. The concentration of ownership and voting power also may have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

Our charter documents contain other provisions that could have an anti-takeover effect, including:

•	the high-vote nature of our class B common stock;
•	following the conversion of all shares of class B common stock into class A common stock, only one of our three classes of directors will be elected each year;
•	following the conversion of all shares of class B common stock into class A common stock, stockholders will not be entitled to remove directors other than by a 75.0% vote and for cause;
•	following the conversion of all shares of class B common stock into class A common stock, stockholders will not be permitted to take actions by written consent;
•	stockholders cannot call a special meeting of stockholders; and
•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

Risks Related to Our Foreign Operations

The Company is developing internationally the increasing foreign operations and exposure to fluctuations in foreign currency exchange rates may increase.

We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

•	changes in international regulatory and compliance requirements that could restrict our ability to manufacture, market and sell its products;
•	political and economic instability;
•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing international operations;
•	differing labor regulations and business practices;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	changes in international medical reimbursement policies and programs;
•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations.

As we expand our existing international operations, we may encounter new risks. For example, as we focus on building our business in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing and maintaining these relationships, we may not be able to grow revenue in these geographic regions. These or other similar risks could adversely affect our revenue and profitability.

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

We lease our Asian and European headquarters, located in Tokyo and Osaka, Japan and Oxford, England, under short-term leases, which comprise an aggregate of 5,550 square feet of space.

ITEM 3.  LEGAL PROCEEDINGS

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda, dated October 29, 2004. We believe that Takeda’s failure to generate an appropriate level of U.S. sales of AMITIZA is the result of its materially breaches of our agreements, including, without limitation, its continuing failure to exercise its best efforts to promote , market and sell AMITIZA and to maximize its net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claim that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the AMITIZA brand, but also consumers. We sent Takeda another notice of material breach in December 2010, which specifically set forth all of the claims asserted in the arbitration submission. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. The arbitrators currently have set the hearing on our claims to conclude by late October 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. We have spent and expect to spend significant resources in the dispute with Takeda and these arbitration proceedings may require the continuing attention of our senior management.

On December 9, 2010, we filed an amended lawsuit under seal In Circuit Court for Montgomery County, Maryland against the CRO that performed the clinical trials for the OBD indication. We have alleged that the CRO materially breached the contract by failing to use its best efforts to perform the services and performed the clinical trials in a careless and grossly negligent manner. We are seeking damages for, among other things, the expenses relating to the additional trial that we are conducting and all available monetary relief, attorneys’ fees and costs. After filing the lawsuit, we have engaged in mediation to resolve our dispute. The mediation has not been successful, so we are pursuing our claims in the lawsuit. We have spent and expect to spend significant resources in the dispute with the CRO and these court proceedings may require the continuing attention of our senior management.

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

Quarters Ended	High	Low
March 31, 2009	$8.22	$3.88
June 30, 2009	$8.62	$5.21
September 30, 2009	$7.71	$4.58
December 31, 2009	$5.65	$3.28
March 31, 2010	$4.33	$3.39
June 30, 2010	$4.11	$3.46
September 30, 2010	$3.84	$3.28
December 31, 2010	$3.84	$3.26

As of March 1, 2011, we had 15,659,917 shares of class A common stock outstanding held by 10 stockholders of record. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of March 1, 2011, the closing price of our class A common stock was $4.21. As of March 1, 2011, we had 26,191,050 shares of class B common stock outstanding held by one stockholder of record.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

On December 9, 2008, our Board of Directors authorized and approved a stock repurchase program, under which we may use up to $10.0 million to purchase shares of our class A common stock from time to time in open-market transactions, depending on market conditions and other factors. We did not repurchase any of our equity securities in 2010, 2009 or 2008.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

In December 2010, we acquired all of the capital stock of SAG and SAG-J. Accordingly, we have presented our financial statements on a consolidated basis as a merger of entities under common control for all periods presented to reflect this transaction. We have derived the following consolidated financial data as of December 31, 2009 and 2010 and for the years ended December 31, 2008, 2009 and 2010 from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2009 and 2010 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2008, 2009 and 2010 and notes thereto appear elsewhere in this Annual Report. We have derived the following consolidated financial data as of December 31, 2006, 2007 and 2008 and for the years ended December 31, 2006 and 2007 from unaudited consolidated financial statements, which are not included in this Annual Report. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2006	2007	2008	2009	2010
Statement of operations data
Revenues	$60,593	$91,937	$112,123	$67,351	$61,870
Operating expenses:
Research and development	19,204	31,697	46,181	32,906	23,955
General and administrative	13,251	21,998	15,075	15,000	27,867
Selling and marketing	11,179	13,474	10,895	10,030	10,201
Total operating expenses	43,634	67,169	72,151	57,936	62,023
Income (loss) from operations	16,959	24,768	39,972	9,415	(153)
Total non-operating income (expense), net	49,753	2,969	466	446	(3,167)
Income (loss) before income taxes	66,712	27,737	40,438	9,861	(3,320)
Income tax benefit (provision)	1,343	(8,641)	(8,925)	(5,084)	565
Net income (loss)	$68,055	$19,096	$31,513	$4,777	$(2,755)
Basic net income (loss) per share	$1.98	$0.51	$0.75	$0.11	$(0.07)
Diluted net income (loss) per share	$1.96	$0.51	$0.75	$0.11	$(0.07)
Weighted average common shares outstanding - basic	34,383	37,778	41,787	41,844	41,848
Weighted average common shares outstanding - diluted	34,690	38,226	41,973	41,866	41,848

	December 31,
(In thousands)	2006	2007	2008	2009	2010
Balance sheet data:
Cash and cash equivalents	$74,413	$77,912	$93,704	$61,420	$49,243
Short-term investments	29,399	52,398	42,750	72,434	54,524
Working capital	92,977	139,664	128,901	127,313	95,619
Total assets	147,470	174,317	182,354	180,005	149,273
Notes payable, current	-	-	-	-	19,522
Notes payable, net of current portion	-	-	-	-	44,439
Total liabilities	45,605	38,104	40,159	34,693	95,443
Convertible preferred stock	20,288	-	-	-	-
Retained earnings (deficit)	36,710	30,947	31,310	33,150	(21,630)
Total stockholders' equity	101,865	136,213	142,195	145,312	53,830

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Item 1A - “Risk Factors” and elsewhere in this Annual Report.

Overview

We are an international pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds that occur naturally in the human body as a result of enzymatic, 15-PGDH, transformation of certain fatty acids. In January 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for our first product, AMITIZA® (lubiprostone), for the treatment of chronic idiopathic constipation, or CIC, in adults of both genders. In April 2008, the FDA approved AMITIZA for its second indication for the treatment of irritable bowel syndrome with constipation, or IBS-C, in women aged 18 years and older. We are currently developing AMITIZA for the treatment of opioid-induced bowel dysfunction, or OBD.

In the U.S. and Canada, AMITIZA is being marketed and developed under a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, for gastrointestinal indications. Under the agreement with Takeda, we are primarily responsible for AMITIZA research and development efforts, while Takeda is primarily responsible for the commercialization and marketing activities. Additionally, Takeda funds the majority of our research and development activities in the U.S. and part of the co-promotion activities of our own sales force. Takeda records all product revenue and we receive a royalty on such product sales.

In our opinion, AMITIZA sales have been adversely affected by material breaches by Takeda of the collaboration and license agreement and related agreements and unless we prevail in the arbitration described below, we could continue to be adversely affected.

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between us and Takeda, dated October 29, 2004. We believe that Takeda’s failure to generate an appropriate level of U.S. sales of AMITIZA is the result of its materially breaches of our agreements, including, without limitation, its continuing failure to exercise its best efforts to promote , market and sell AMITIZA and to maximize its net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the agreement. We also claim that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the AMITIZA brand, but also consumers. We sent Takeda another notice of material breach in December 2010, which specifically set forth all of the claims asserted in the arbitration submission. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. The arbitrators currently have set the hearing on our claims to conclude by late October 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. We have spent and expect to spend significant resources in the dispute with Takeda and these arbitration proceedings may require the continuing attention of our senior management.

In April 2010, we incorporated another wholly owned subsidiary, Sucampo Manufacturing & Research AG, in Wollerau, Switzerland, whose operations will focus on managing specific manufacturing, commercial, research and intellectual property activities.

In December 2010, we acquired Sucampo AG, or SAG, a Swiss-based patent-holding company, and its wholly-owned subsidiary SAG-J, a patent maintenance company. This acquisition enables us to control and provides exclusive ownership of the patents and other intellectual property underlying our current and future prostone products, including AMITIZA, cobiprostone, SPI-017 and other compounds other than those patents currently held by R-Tech Ueno, Ltd., or R-Tech, a pharmaceutical research, development and manufacturing company in Japan. It eliminates future royalty and milestone payment obligations to third-party companies outside of us and our wholly-owned subsidiaries, and removes certain mandatory funding requirements for the development of early-stage compounds that would otherwise be needed to maintain rights to the promising drug candidates generated by the prostone technology platform.

The acquisition of SAG and SAG-J was accounted for as a merger of companies under common control and accounted for at historical cost. The financial information of these acquired entities is presented in our consolidated financial statements and management’s discussion and analysis of financial condition and results of operations for all periods presented.

We generate revenue mainly from product royalties, development milestone payments, and research and development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek regulatory approvals for additional indications for AMITIZA and for other compounds in the U.S. and other countries and expand our international operations. We hold exclusive rights to develop and commercialize AMITIZA and all other prostone compounds covered by patents.

Drs. Ryuji Ueno and Sachiko Kuno, our founders, are married to each other and directly or indirectly own the majority of our common stock and a majority of the stock of R-Tech. Dr. Ueno serves as the chairman of our Board of Directors and is our chief executive officer and chief scientific officer. Dr. Kuno is a member of our Board of Directors and executive advisor of international business development. Dr. Kuno also serves as the chair of the Board of Directors of R-Tech.

We conduct our business through our subsidiaries based in Japan, the United States, Switzerland and the United Kingdom. Our reportable geographic segments are comprised of the Americas, Europe and Asia and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these geographies. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

Our Clinical Development Programs

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA (lubiprostone) in the U.S. We currently are pursuing development of a third gastrointestinal indication of AMITIZA for the treatment of OBD in patients treated chronically with opiates other than methadone. In July 2009, we reported top-line results for the two identically-designed efficacy studies conducted by a contract research organization, or CRO, one of which met the primary endpoint by demonstrating a statistically significant change from baseline in the frequency of spontaneous bowel movements, or SBM, at week 8 of treatment when compared to placebo. We have filed a lawsuit against the CRO over its conduct of the studies. Based on a recent meeting with the FDA, we decided to conduct one additional phase 3 efficacy study in order to submit a supplemental new drug application, or sNDA, for the OBD indication. This study was initiated in December 2010.

In connection with our marketing approval of AMITIZA for the treatment of CIC in adults of both genders, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in pediatric patients, in adult patients with renal impairment and in adult patients with hepatic impairment, which were initiated in January 2007. We filed results from these three post-marketing studies with the FDA in May 2009. In connection with our marketing approval for AMITIZA for the treatment of IBS-C in women aged 18 years and older, we committed to the FDA to conduct a post-marketing study to evaluate the safety and efficacy for the treatment of irritable bowel syndrome in pediatric patients ages 6 to 17 years. In addition, we committed to conduct a post-marketing study in male and female patients with IBS-C utilizing a higher dose than currently recommended for this indication. In accordance with the collaboration and co-promotion arrangement, Takeda funds the majority of AMITIZA’s development program in the U.S.

AMITIZA (lubiprostone) in Japan. In September 2010, we submitted a marketing application to the Japanese Pharmaceuticals and Medical Devices Agency for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC. The marketing application was submitted with phase 2 and phase 3 efficacy trial results. The phase 3 trial which enrolled 124 patients and the results of which we reported in June 2010, met the primary endpoint with statistical significance (p<0.001) and demonstrated a safety profile consistent with previously reported lubiprostone clinical data. The marketing application was updated in December 2010 with the complete results of the phase 3 long-term, open-label, multi-center, confirmatory, safety trial in 209 Japanese CIC patients.

In November 2010, we reported top-line data from our phase 3 clinical trial to evaluate the long-term safety of lubiprostone in Japanese CIC patients. Those results showed that lubiprostone was safe and well-tolerated and demonstrated that the most common adverse drug reactions, or ADR, in this trial were diarrhea (37.3%), nausea (27.3%), chest discomfort (7.2%) and abdominal pain (5.3%) all of which were transient in duration. The majority of first incidences of ADRs took place during the first two weeks of treatment. The most common mild ADRs were: diarrhea, nausea, chest discomfort, vomiting, abdominal pain, abdominal discomfort and abdominal distension. The most common moderate ADRs were diarrhea, nausea, vomiting and vertigo. There were no severe ADRs. Data from patients’ daily diary cards showed improvements from baseline in all efficacy endpoints, including bowel movements frequency, straining, incomplete evacuation, stool consistency, abdominal bloating and abdominal discomfort. Patients’ quality of life, or QOL, as measured by the IBS-QOL and SF-36 questionnaires, also showed improvement from baseline at Weeks 24 and 48. This long-term phase 3 safety trial was an open-label, multi-center study in which Japanese CIC patients received one 24-mcg lubiprostone capsule twice a day for up to 48 weeks. A total of 209 patients were enrolled, 173 patients completed 24 weeks of treatment and 163 patients completed 48 weeks of treatment. The number of patients completing the full 48 week treatment period exceeded the target of 35 patients. Each enrolled patient had a history of fewer than three SBMs per week for at least six months, as confirmed during a 14-day screening period.

On December 22, 2010, Sucampo Pharma, Ltd. provided Abbott notice to initiate Abbott’s 120 day negotiation rights to exercise its right of first refusal to the OBD indication for Japan, which indication in Japan will include patients with cancer treated chronically with opiates other than methadone, but may not include other OBD patients.

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

Rescula. In April 2009, we licensed from R-Tech the development and commercialization rights to Rescula® (unoprostone isopropyl) in the U.S. and Canada, including all associated patents and other intellectual property. We also have the right of first refusal to commercialize Rescula in the U.S. and Canada for any an additional indication for which unoprostone isopropyl is developed by R-Tech. We plan to re-launch Rescula in the U.S. for its approved indication after approval of a commercially viable label from the FDA. In September 2010, Rescula received an Orphan Drug designation from the FDA for retinitis pigmentosa. Additionally, we plan to initiate clinical trials of Rescula for the indication of dry age-related macular degeneration, or dry AMD, in 2011.

Under the terms of the R-Tech agreements, we made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of Rescula for its approved indication.

Cobiprostone. We are developing cobiprostone as a potential treatment for various gastrointestinal and liver disorders, including the prevention of non-steroidal anti-inflammatory drug, or NSAID, induced ulcers. We also are evaluating it as a potential treatment for chronic obstructive pulmonary disease and a topical formulation for the potential treatment for wound healing.

Our near-term focus is on the development of cobiprostone for the prevention of NSAID-induced ulcers. In July 2009, we announced top-line results of our phase 2a clinical trial of cobiprostone for this indication. A total of 124 patients with osteoarthritis and/or rheumatoid arthritis were enrolled at 12 sites in the U.S. in this 12-week, double-blinded, randomized, dose-ranging and placebo-controlled phase 2a trial. All patients in the trial received 500 mg of naproxen twice a day. There were four treatment cohorts. One cohort received placebo while the other three cohorts received 18 mcg of cobiprostone either once, twice or three times a day (daily totals of 18, 36 or 54 mcg, respectively).

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

SPI-017. We are currently developing SPI-017 to treat peripheral and central nervous system disorders. We initially focused on developing an intravenous formulation of this product candidate for the treatment of peripheral arterial disease, or PAD. We have recently completed a phase 1 clinical program of the intravenous formulation of SPI-017 for PAD in Japan. Plans to initiate a phase 2 study for this indication in 2011 are under re-consideration in view of a major change in clinical endpoints needed to demonstrate efficacy, such that SPI-017 may pursue other indications ahead of PAD.

Financial Terms of our License, Commercialization and Supply Agreement with Abbott

In February 2009, we entered into a 19-year license, commercialization and supply agreement with Abbott to develop and commercialize lubiprostone for the treatment of CIC in Japan. The agreement also grants Abbott the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. We have retained all other rights to AMITIZA in Japan.

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

Upfront Payment

Upon signing the 2009 agreement with Abbott, we received a non-refundable upfront payment of $10.0 million.

Product Development Milestone Payments

We have received the following non-refundable payments from Abbott reflecting our achievement of specific product development milestones:

•	$7.5 million upon the initiation of the phase 3 clinical trial for lubiprostone for the treatment of CIC in Japanese patients in May 2009;
•
$5.0 million as a result of submission of a marketing application to the Japanese Pharmaceuticals and Medical Devices Agency for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC in Japanese patients in October 2010.

There can be no assurances that we will receive additional development or commercial milestone payments under our agreement with Abbott.

Product Revenue

Once AMITIZA is commercialized in Japan, we will purchase and assume title to inventories of AMITIZA and recognize revenues from the sales of such product when earned.

Abbott Cash Flows and Revenue

The following table summarizes the cash streams and related revenue recognized or deferred under the license, commercialization and supply agreement with Abbott:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,		Foreign Currency	Amount Deferred at December 31,
(In thousands)	2010	2009	2010	Effects	2010
Collaboration revenue:
Up-front payment associated with our
obligation to participate in joint committees	$846	$38	$47	$(107)	$868

Research and development revenue:
Up-front payment - remainder	$9,154	$5,112	$3,471	$(136)	$707
Development milestone payment	12,500	4,314	7,587	(349)	$948
Total	$21,654	$9,426	$11,058	$(485)	$1,655

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

Upfront Payment

Upon signing the 2004 agreement with Takeda, we received a non-refundable upfront payment of $20.0 million.

Product Development Milestone Payments

We have received the following non-refundable payments from Takeda reflecting our achievement of specific product development milestones:

•	$10.0 million upon the filing of the NDA for AMITIZA to treat CIC in March 2005;
•	$20.0 million upon the initiation of our phase 3 clinical trial related to AMITIZA for the treatment of IBS-C in May 2005;
•	$20.0 million upon the receipt of approval from the FDA for AMITIZA for the treatment of CIC in adults of both genders and all ages in January 2006;
•	$30.0 million as a result of submission of supplement to our existing NDA for AMITIZA to the FDA seeking marketing approval for AMITIZA for the treatment of IBS-C in June 2007; and
•	$50.0 million upon the receipt of approval from the FDA for AMITIZA for the treatment of IBS-C in women aged 18 years and older in May 2008.

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

Research and development expense related to AMITIZA for the treatment of CIC and IBS-C:

•
Pursuant to the agreement, Takeda is responsible for first $30.0 million in research and development expenses incurred after October 2004 related to AMITIZA for the treatment of CIC and IBS-C. We received reimbursements from Takeda of $28.5 million in 2005 and $1.5 million in 2004. We were responsible for the next $20.0 million in research and development expenses related to AMITIZA for these indications, of which we incurred $14.5 million of related research and development expense as of December 31, 2008. Based on the agreement, any additional research and development expense in excess of the $50.0 million shall be shared equally between Takeda and us. As of December 31, 2010, the related aggregate research and development expense incurred was $44.5 million.

•
For research and development expenses relating to changing or expanding the labeling of AMITIZA to treat CIC and IBS-C, Takeda is responsible for 70.0% of these expenses and we are responsible for 30.0%. In connection with our marketing approval for AMITIZA for the treatment of CIC in adults of both genders and all ages, we committed to the FDA to conduct post-marketing studies to evaluate the safety of the product in patients with renal impairment and patients with hepatic impairment. We initiated these studies in January 2007. The expenses of these studies, which we began to incur in 2006, are being shared 70.0% by Takeda and 30.0% by us. Through December 31, 2010, we had incurred $2.4 million of these expenses, of which we were reimbursed approximately $1.6 million by Takeda.

•
The expense of phase 4 clinical programs of AMITIZA for the treatment of CIC in pediatric patients that we initiated in January 2007 will be borne by Takeda in full. As of December 31, 2010, we had incurred $8.1 million of these expenses, all of which have been or are to be reimbursed by Takeda.

•
For expenses in connection with additional clinical trials required by regulatory authorities relating to AMITIZA to treat CIC or IBS-C, Takeda and we are responsible to share these expenses equally. We have not incurred any expenses of this nature to date.

Research and development expense related to AMITIZA for the treatment of gastrointestinal indications other than CIC and IBS-C:

•
Takeda is responsible for the first $50.0 million in expenses we incur related to the development of AMITIZA for each gastrointestinal indication other than CIC and IBS-C and any expenses in excess of $50.0 million are shared equally between Takeda and us. We initiated clinical trials of AMITIZA for the treatment of OBD in September 2007 and we began incurring expenses for these trials in the third quarter of 2007. As of December 31, 2010 we had incurred $53.0 million of these expenses, all of which have been or are to be reimbursed by Takeda.

•
Takeda is responsible for the first $20.0 million in expenses we incur related to the development of each new formulation of AMITIZA, and any expenses in excess of $20.0 million are shared equally between Takeda and us. We have not incurred any expenses of this nature to date.

Co-Promotion Expense Reimbursements

In connection with the February 2006 Takeda agreements, Takeda agreed to reimburse a portion of our expenses related to our specialty sales force. We recognized $4.4 million, $4.5 million and $4.8 million of co-promotion revenue reflecting these reimbursements for the years ended December 31, 2010, 2009 and 2008, respectively.

Takeda also agreed to reimburse us for all of the costs we incur in connection with specified miscellaneous marketing activities related to the promotion of AMITIZA.

Product Royalty Revenue

Takeda is obligated to pay us a sliding royalty rate based on a percentage of the net sales revenue from the sale of AMITIZA in the U.S. and Canada. The actual percentage depends on the level of net sales revenue attained each calendar year. All sales of AMITIZA in the U.S. and Canada, including those arranged by our specialty sales force, are made through Takeda. AMITIZA is currently marketed only in the U.S. and during the years ended December 31, 2010, 2009 and 2008, we recognized a total of $40.3 million, $38.3 million and $34.4 million, respectively, as product royalty revenue.

Commercialization Milestone Payments

Our agreements also require Takeda to pay us up to an additional aggregate of $50.0 million upon the achievement of specified targets for annual net sales revenue from AMITIZA in the U.S. and Canada. Sales of AMITIZA have not met these targets as of December 31, 2010.

Takeda Cash Flows and Revenue

The following table summarizes the cash streams and related collaboration and research and development revenue recognized under the Takeda Agreements:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,				Accounts Receivable for the Year Ended December 31,	Amount Deferred at December 31,
(In thousands)	2010	Through 2007	2008	2009	2010	2010 (1)	2010
Collaboration revenue:
Up-front payment associated with
our obligation to participate
in joint committees	$2,375	$464	$147	$147	$147	$-	$1,470

Research and development revenue:
Up-front payment - remainder	$17,624	$17,624	$-	$-	$-	$-	$-
Development milestones	130,000	80,000	50,000	-	-	-	-
Reimbursement of research and
development expenses	94,175	49,934	22,293	14,530	5,473	1,097	3,042
Total	$241,799	$147,558	$72,293	$14,530	$5,473	$1,097	$3,042

Product royalty revenue	$136,598	$34,126	$34,438	$38,250	$40,300	$10,516	$-

Co-promotion revenue	$21,780	$8,654	$4,826	$4,541	$4,417	$658	$-

(1)   Includes billed and unbilled accounts receivable.

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

Financial Terms of our Supply Agreement with R-Tech

On March 7, 2003, we entered into an exclusive supply agreement with R-Tech. This agreement grants R-Tech the exclusive right to manufacture and supply lubiprostone in the U.S. and Canada, and in consideration for such rights R-Tech agreed to pay us as follows: $1.0 million upon execution of the agreement, $2.0 million upon commencement of a first phase 2 lubiprostone trial. Upon execution of the agreement, we had already commenced phase 2 clinical trials lubiprostone, which resulted in an immediate payment of $3.0 million – $1.0 million for the agreement execution and $2.0 million for the commencement of the first phase 2 lubiprostone trial. We evaluated the cash receipts from R-Tech and determined the payments were made for the exclusive right to supply inventory to us and determined that the amounts should be deferred until commercialization of the drug begins since this is the point at which the underlying services would commence. Management determined that the full deferred amount would be amortized over the contractual life of the relationship which was equivalent to the estimated commercialization period of lubiprostone (estimated to be through December 2020).

As previously reported, we ceased development of another prostone, RUG-015, in 2005. This changed the amortization period of the $6.0 million deferred revenue to the commercialization period of AMITIZA, which began in April 2006. We recognized revenue of $419,000 for the years ended December 31, 2010 and 2009, respectively, which is recorded as contract revenue. During the years ended December 31, 2010, 2009 and 2008, we purchased clinical supplies from R-Tech of $344,000, $205,000 and $58,000, respectively, under the terms of this agreement.

On June 24, 2005, we entered into a 20-year exclusive manufacturing and supply agreement with R-Tech to manufacture and supply lubiprostone for clinical and commercial supplies within Europe. In consideration of the exclusive rights, R-Tech paid us $2.0 million prior to the execution of the agreement on March 31, 2005. Management has determined that the amount should be deferred until such time as the commercial benefit to R-Tech can be realized. There were no such clinical supply purchases in 2010, 2009 or 2008. During the years ended December 31, 2010 and 2009, we purchased $110,000 and $692,000, respectively, of commercial supplies of lubiprostone from R-Tech in anticipation of a commercial launch in Europe. There were no such commercial supplies purchases in 2008. Subsequent to the purchase, we withdrew our European marketing application approval, or MAA, and recorded a write down of $658,000 to reflect the fair value of this inventory.

On October 4, 2006, we entered into a two-year exclusive clinical manufacturing and supply agreement with R-Tech for two of its drug compounds, cobiprostone and SPI-017. Under the terms of this agreement, R-Tech agreed to manufacture and supply the necessary drug substance and drug product for the purpose of clinical development. Pricing for clinical supplies is determined on a batch-by-batch basis and shall not exceed a certain mark-up percentage. Unless this agreement is terminated by mutual written consent within 90 days of expiration, it is automatically renewed for an additional two years. During the years ended December 31, 2010, 2009 and 2008, we purchased from R-Tech $48,000, $1.1 million and $1.9 million, respectively, of clinical supplies under the terms of this agreement.

In February 2009, we entered into an Exclusive Manufacturing and Supply Agreement with R-Tech under which we granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet its commercial and clinical requirements in Asia, Australia and New Zealand. In consideration, R-Tech made an upfront payment of $250,000 and is obligated to make milestone payments of $500,000 upon regulatory approval of lubiprostone in Japan and $250,000 upon the commercial launch in Japan. In addition, R-Tech is required to maintain at least a six-month supply of lubiprostone and a three-month supply of the active ingredient used in manufacturing lubiprostone as a backup inventory. During the years ended December 31, 2010 and 2009, we purchased $267,000 and $381,000, respectively, of commercial supplies of lubiprostone from R-Tech under this agreement. There were no such commercial supplies purchases in 2008. During the year ended December 31, 2009, we purchased $262,000 of clinical supplies from R-Tech under this agreement. There were no such clinical supplies purchases in 2010 and 2008 from R-Tech under this agreement.

In April 2009, we entered into two agreements with R-Tech to acquire rights to Rescula in the U.S. and Canada. Under the terms of the agreements, we hold the exclusive rights to commercialize Rescula in the U.S. and Canada for its approved ophthalmic indication and any new ophthalmic indication developed by us. We have the right of first refusal to commercialize Rescula in the U.S. and Canada any additional ophthalmic indication for which unoprostone isopropyl is developed by R-Tech. We are solely responsible for the development, as well as regulatory and commercialization activities and expenses, for Rescula in the U.S. and Canada and R-Tech is exclusively responsible for the supply of Rescula to us within the U.S. and Canada.

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

We recorded the following expenses under all of our agreements with R-Tech:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Clinical supplies	$392	$1,556	$1,917
Other research and development services	69	100	118
Commercial supplies	376	1,039	-
	$837	$2,695	$2,035

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

Under the Takeda agreement, royalties are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Under the Abbott agreement, when AMITIZA is commercialized in Japan, we will purchase and assume title to inventories of AMITIZA and recognize revenues from the sales of such product when earned.

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

Accrued Research and Development Expenses

As part of our process of preparing our consolidated financial statements, we are required to estimate an accrual for research and development expenses. This process involves reviewing and identifying services which have been performed by third parties on our behalf and determining the value of these services. Examples of these services are payments to clinical investigators and CRO’s. In addition, we make estimates of costs incurred to date but not yet invoiced to us in relation to external CRO’s and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities for research and development. We must make significant judgments and estimates in determining the accrued balance in any accounting period.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We follow the FASB’s guidance for accounting for income taxes which requires us to estimate our actual current tax exposure while assessing our temporary differences resulting from the differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. Considerable judgment is involved in developing such estimates. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to earnings for the deferred tax assets in the period in which we make that determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which our deferred tax assets are located.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We recorded a valuation allowance of $9.7 million and $8.6 million as of December 31, 2010 and 2009, respectively, which resulted in a net deferred tax asset of $3.3 million and $3.3 million as of December 31, 2010 and 2009, respectively. Significant future events, not under our control, including continued success in commercialization of products in U.S. markets or regulatory approvals for products in international markets, could affect our future earnings potential and consequently the amount of deferred tax assets that will be utilized.

As of December 31, 2010 and 2009, we had foreign net operating loss carry forwards of $24.2 million and $11.0 million, respectively. Approximately $13.7 million of the foreign NOLs begin to expire in December 2015, and $10.5 million of the foreign NOLs do not expire.

We followed the FASB’s guidance for uncertainty in income taxes that requires the application of a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more than 50% percent likely to be realized upon settlement.

We have recorded a non-current income tax liability of approximately $1.4 million including interest for uncertain tax positions as of December 31, 2010. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our consolidated financial statements, and are reflected in other liabilities in the accompanying consolidated balance sheets. The liability for uncertain tax positions as of December 31, 2010 mainly pertains to our interpretation of nexus in certain states related to certain revenue sources for state income tax purposes.

We recognize interest and penalties accrued related to uncertain tax positions as a component of the income tax provision. There was approximately $75,000 and $60,000 of interest recorded in 2010 and 2009, respectively, related to uncertain tax positions. We have identified no uncertain tax position for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions.

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

Results of Operations

Comparison of years ended December 31, 2010 and December 31, 2009

Revenues

The following table summarizes our revenues for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
(In thousands)	2010	2009
Research and development revenue	$16,540	$23,957
Product royalty revenue	40,300	38,250
Co-promotion revenue	4,417	4,541
Contract and collaboration revenue	613	603
Total	$61,870	$67,351

Total revenues were $61.9 million in 2010 compared to $67.4 million in 2009, a decrease of $5.5 million or 8.2%.

Research and development revenue

Research and development revenue was $16.5 million in 2010 compared to $24.0 million in 2009, a decrease of $7.5 million or 31.0%. The decrease was primarily due to reduced revenue recognized in respect to the OBD program for AMITIZA in the U.S., partially offset by $11.0 million in revenue recognized under the agreement with Abbott. The research and development revenue recognized under the agreement with Takeda in the U.S. decreased to $5.5 million for the year ended December 31, 2010 from $14.5 million for the year ended December 31, 2009, generally reflecting the July 2009 completion of the two phase 3 efficacy trials funded by Takeda and the change in estimated costs and timeline to complete the OBD program, including an additional phase 3 efficacy trial. Since Takeda funds the first $50.0 million of the development expenses for the OBD program and we and Takeda share equally development costs that exceed that amount, we expect to fund about 50.0% of the upcoming phase 3 trial.

The research and development revenue recognized under the agreement with Abbott increased to $11.0 million for the year ended December 31, 2010 from $9.4 million for the year ended December 31, 2009, reflecting the revenue recognized from the $5.0 million milestone payment earned in September 2010 upon filing the Japanese marketing application. We recognize the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. In 2010, we recognized $40.3 million of product royalty revenue compared to $38.2 million in 2009, an increase of $2.1 million or 5.4%, reflecting mainly a higher price as the volume declined throughout the year.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. In 2010, we recognized $4.4 million of co-promotion revenues compared to $4.5 million in 2009. The co-promotion reimbursement is capped at $4.5 million annually for 12-month periods ending March 31.

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
(In thousands)	2010	2009
Direct costs:
Amitiza	$17,248	$25,017
Cobiprostone	598	2,294
SPI-017	2,230	2,752
Rescula	1,231	235
Other	342	530
Total	21,649	30,828

Indirect costs	2,306	2,078
Total	$23,955	$32,906

Total research and development expenses in 2010 were $24.0 million compared to $32.9 million in 2009, a decrease of $8.9 million or 27.2%. The decrease was primarily due to the July 2009 completion of the initial two phase 3 pivotal clinical trials of AMITIZA for the treatment of OBD and the July 2009 completion of the phase 2 clinical trial of cobiprostone for the prevention of NSAID-induced ulcers, partially offset by expenses associated with initiating the additional phase 3 trial of lubiprostone for OBD patients.

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
(In thousands)	2010	2009
Salaries, benefits and related costs	$5,567	$4,036
Legal, consulting and other professional expenses	15,337	5,800
Other expenses	6,963	5,164
Total	$27,867	$15,000

General and administrative expenses were $27.9 million in 2010 compared to $15.0 million in 2009, an increase of $12.9 million or 85.8%. The increase in salaries, benefits and related costs was primarily attributable to an increase in the number of key personnel and a change in the incentive compensation plans for 2010. The increase in legal, consulting and other professional expenses relates primarily to costs incurred in connection with ongoing legal matters, including our dispute with Takeda, as well as our acquisition of SAG.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $10.2 million in 2010 compared to $10.0 million in 2009, an increase of $200,000 or 1.7%. Part of the AMITIZA co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
(In thousands)	2010	2009
Interest income	$608	$965
Interest expense	(75)	$-
Other expense, net	(3,700)	(519)
Total	$(3,167)	$446

Interest income was $608,000 in 2010 compared to $965,000 in 2009, a decrease of $357,000, or 37.0%. The decrease was primarily due to lower interest rates earned by our investments and a shift in the composition of our portfolio from ARS, which bear higher interest rates, to other types of investments. Our investment in ARS was redeemed in June 2010.

Other expense, net was $3.7 million in 2010 compared to $519,000 in 2009, an increase of $3.2 million, or 612.9%. The majority of these foreign exchange losses are unrealized, non-cash and relate to amounts held within subsidiaries.

Income Taxes

For the years ended December 31, 2010 and 2009, our consolidated effective income tax rate was 17.0% and 51.6%, respectively. For the years ended December 31, 2010 and 2009, we recorded a tax benefit of $565,000 and a tax provision of $5.1 million, respectively. The change in our effective tax rate in 2010 from 2009 was attributable primarily to the change in the mix of earnings by jurisdiction, the continuation of foreign losses that are not benefited due to full valuation allowances and an increase in non-deductible expenses in the U.S. As of December 31, 2010, our remaining valuation allowance against our deferred tax assets was $9.7 million solely relating to foreign jurisdictions, where it is not more likely than not that these deferred tax assets would be realized.

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

Research and development revenue

Research and development revenue was $24.0 million in 2009 compared to $72.3 million in 2008, a decrease of $48.3 million or 66.9%. This decrease was primarily due to the $50.0 million development milestone received from Takeda in May 2008 upon FDA approval of AMITIZA for the treatment of the IBS-C in women aged 18 years and older that was immediately recognized as research and development revenue. The decrease also reflects reduced activity and related revenue recognized for the pediatric, renal, hepatic and OBD trials for AMITIZA reimbursed by Takeda. The 2009 research and development revenue includes the $9.4 million in revenue recognized from the initial $10.0 million upfront payment and the $7.5 million development milestone payment received under the agreement with Abbott.

Product royalty revenue

Product royalty revenue is earned from Takeda on net sales of AMITIZA in the U.S. In 2009, we recognized $38.2 million of product royalty revenue compared to $34.4 million in 2008, an increase of $3.8 million or 11.1%, reflecting mainly a higher price as the volume was essentially flat.

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

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
(In thousands)	2009	2008
Direct costs:
Amitiza	$25,017	$33,303
Cobiprostone	2,294	4,648
SPI-017	2,752	4,377
Rescula	235	-
Other	530	1,625
Total	30,828	43,953

Indirect costs	2,078	2,228
Total	$32,906	$46,181

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

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
(In thousands)	2009	2008
Salaries, benefits and related costs	$4,036	$4,468
Legal, consulting and other professional expenses	5,800	2,992
Other expenses	5,164	7,615
Total	$15,000	$15,075

General and administrative expenses were $15.0 million in 2009 compared to $15.1 million in 2008, a decrease of $75,000 or 0.5%. The decrease in salaries, benefits and related costs was primarily attributable to a reduction in force in January 2009 and an overall reduction in incentive compensation for 2009. The increase in legal, consulting and other professional expenses relates primarily to costs incurred in connection with ongoing legal matters, including our dispute with Takeda, as well as our acquisition of SAG.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs for our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $10.0 million in 2009 compared to $10.9 million in 2008, a decrease of $865,000 million or 7.9%. The decrease was primarily due to streamlined commercial operations and a reduction in market research expenses offset in part by the approximately $658,000 of one-time expenses in 2009 resulting from the withdrawal of our European marketing authorization application for lubiprostone.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
(In thousands)	2009	2008
Interest income	$965	$3,344
Other expense, net	(519)	(2,878)
Total	$446	$466

Interest income was $965,000 in 2009 compared to $3.3 million in 2008, a decrease of $2.4 million, or 72.0%. The decrease was primarily due to lower prevailing interest rates earned by our investments and a shift in the composition of our portfolio from ARS, which bear higher interest rates, to other types of investments.

Other expense, net was $519,000 in 2009 compared to $2.9 million in 2008, a decrease of $2.4 million, or 82.0%. The majority of the non-cash expense related to unrealized foreign exchange losses arising from revaluing amounts held within subsidiaries to their functional currencies.

Income Taxes

For the years ended December 31, 2009 and 2008, our consolidated effective tax rate was 51.6% and 22.1%, respectively. For the years ended December 31, 2009 and 2008, we recorded a tax provision of $5.1 million and $8.9 million, respectively. The increase in the effective tax rate in 2009 from 2008 was attributable to the release of a valuation allowance in 2008 on our U.S. deferred tax assets largely due to the recognition of $50.0 million in development milestone revenue during 2008, as well as the continuation of foreign losses in 2009 that are not benefited due to full valuation allowances. As of December 31, 2009, our remaining valuation allowance against our deferred tax assets was $8.6 million, solely relating to foreign jurisdictions.

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

Reportable Geographic Segments

We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates the business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these geographies. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $3.8 million in 2010, compared to income before taxes of $18.9 million in 2009. These results primarily reflect the completion of the initial two phase 3 clinical trials of AMITIZA for the treatment of OBD and cobiprostone for the prevention of NSAID-induced ulcers in 2009 offset by an increase in general and administrative expenses resulting from the ongoing legal matters, including our dispute with Takeda.

Our segment in Europe recorded a loss before taxes of $6.2 million in 2010, compared to a loss before taxes of $4.3 million in 2009. These results primarily reflect the foreign exchange losses within European subsidiaries and the ongoing regulatory costs towards filing an MAA in Europe.

Our segment in Asia recorded a loss before taxes of $935,000 in 2010 compared to a loss before taxes of $4.7 million in 2009. These results reflect the revenue recognized from the $5.0 million payment earned from Abbott in September 2010 combined with ongoing development and regulatory costs.

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2010
Total revenues	$50,756	$-	$11,114	$61,870
Income (loss) before taxes	3,820	(6,205)	(935)	(3,320)
Identifiable assets	102,096	30,789	16,388	149,273

Year Ended December 31, 2009
Total revenues	$57,887	$-	$9,464	$67,351
Income (loss) before taxes	18,886	(4,298)	(4,727)	9,861
Identifiable assets	132,903	34,140	12,962	180,005

Year Ended December 31, 2008
Total revenues	$112,123	$-	$-	$112,123
Income (loss) before taxes	51,293	(4,675)	(6,180)	40,438
Identifiable assets	145,853	29,962	6,539	182,354

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

Our cash, cash equivalents, restricted cash and investments consist of the following:

	Year Ended
	December 31,
(In thousands)	2010	2009
Cash and cash equivalents	$49,243	$61,420
Restricted cash	15,113	213
Investments, current	54,524	72,434
Investments, non-current	5,028	19,167
Total	$123,908	$153,234

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of December 31, 2010, our restricted cash represents cash that serves as collateral in reference to our The Bank of Tokyo-Mitsubishi UFJ, Ltd loan agreement and other cash that is restricted from withdrawal.

As of December 31, 2010, our short-term investments consisted of corporate bonds, U.S. government securities, U.S. Treasury notes and bills, U.S. corporate commercial paper, municipal securities, certificates of deposits and variable rate demand notes which have short-term maturities of one year or less. Our non-current investments consisted of corporate bonds.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Cash provided by (used in):
Operating activities	$(3,350)	$4,969	$31,512
Investing activities	(11,856)	(35,455)	10,461
Financing activities	(1,635)	(2,846)	(30,272)
Effect of exchange rates	4,664	1,048	4,091
Net increase (decrease) in cash and cash equivalents	$(12,177)	$(32,284)	$15,792

Year ended December 31, 2010

Net cash used in operating activities was $3.4 million for the year ended December 31, 2010. This reflected a net loss of $2.8 million, a decrease in deferred revenue of $6.5 million relating to the previously received funds under the Takeda and Abbott agreements that were recognized as revenue during the period, offset in part by an increase in accrued expenses of $3.3 million and changes in other operating assets and liabilities.

Net cash used in investing activities of $11.9 million for the year ended December 31, 2010 primarily reflected our proceeds from the sales and maturities of investments, more than offset by purchases of investments, an increase in restricted cash and our acquisition of SAG.

Net cash used in financing activities of $1.6 million for the year ended December 31, 2010 resulted from the dividends paid by SAG prior to the acquisition but included under accounting for common control, offset in part by proceeds of our notes and the proceeds we received under our employee stock purchase plan.

Year ended December 31, 2009

Net cash provided by operating activities was $5.0 million for the year ended December 31, 2009. This reflected a net income of $4.8 million, which included a non-cash unrealized loss on settlement rights on auction rate securities of $1.7 million offset by a decrease of $4.6 million in deferred revenue and other changes in other operating assets and liabilities.

Net cash used in investing activities of $35.5 million for the year ended December 31, 2009 primarily reflected purchases of investments and the Rescula license, offset in part by proceeds from the sales and maturities of investments.

Net cash used in financing activities of $2.8 million for the year ended December 31, 2009 resulted from the dividends paid by SAG prior to the acquisition but included under accounting for common control, offset in part by the proceeds we received under our employee stock purchase plan.

Year ended December 31, 2008

Net cash provided by operating activities was $31.5 million for the year ended December 31, 2008. This reflected net income of $31.5 million, which included a non-cash unrealized loss on trading securities of $3.2 million, an increase in deferred revenue of $14.0 million offset by a non-cash deferred tax benefit of $4.2 million, a non-cash unrealized gain on settlement rights on auction rate securities of $2.8 million and changes in other operating assets and liabilities. The increase in deferred revenue related to the prepayments received from Takeda towards research and development expense reimbursement and $3.9 million of additional deferral of revenue due to a change in the estimated development period of AMITIZA for OBD.

Net cash provided by investing activities of $10.5 million for the year ended December 31, 2008 reflected purchases of investments, more than offset by proceeds from the sales and maturities of investments and repayment of notes receivable.

Net cash used in financing activities of $30.3 million for the year ended December 31, 2008 resulted from the dividends paid by SAG prior to the acquisition but included under accounting for common control, offset in part by the proceeds we received under our employee stock purchase plan and proceeds received from the exercise of stock options.

Commitments and Contingencies

As of December 31, 2010, our principal outstanding contractual obligations related to our office leases in the United States, the United Kingdom and Japan. The following table summarizes these significant contractual obligations at December 31 for the indicated year:

(In thousands)
2011	$1,288
2012	1,136
2013	997
2014	1,024
2015	1,052
2016 and thereafter	1,223
Total minimum lease payments	$6,720

The above table does not include:

•
Our share of research and development costs for AMITIZA for the treatment of OBD, which will not be reimbursed by Takeda. We share equally with Takeda research and development expenses in excess of $50.0 million.

•
Expenses under agreements with CRO's for clinical trials of our product candidates. The timing and amount of these disbursements are based on a variety of factors, such as the achievement of specified milestones, patient enrollment, services rendered or the incurrence of expenses by the contract research organization. As a result, we estimate that as of December 31, 2010, our current commitments to CRO’s will be $13.2 million through 2013.

The aggregated scheduled maturities of notes payable as of December 31, 2010 were as follows:

(In thousands)
Due in one year	$19,522
Due in two years	7,500
Due in three years	3,717
Due in four years	3,800
Due in five years	3,884
Thereafter	25,538
$63,961

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the ongoing development program of AMITIZA in the U.S.;
•	development and regulatory efforts in Europe and Asia for lubiprostone;
•	development and regulatory activities for Rescula in the U.S. and Canada;
•	activities to resolve our ongoing legal matters;
•	research and development activities for other prostone compounds, including cobiprostone and SPI-017;
•	other business development activities, including investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities in the U.S. and the initiation of commercialization efforts in non-U.S. markets;
•	capital expenditures to support the growth of our business;
•	the purchase of shares of our class A common stock up to $10.0 million, if we elect to do so, pursuant to our board-approved stock repurchase program; and

•	meet the conditions of our loan note obligations.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At December 31, 2010, we have sufficient liquidity for the next 12 months.

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

Accounting Pronouncements

Recent accounting pronouncements applicable to our financial statements are described in Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

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

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of December 31, 2010.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of December 31, 2010 and December 31, 2009, approximately 27.6% and 39.8%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial statement schedules required by this item are included beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the internal controls related to the acquisition of SAG and SAG-J.

As described elsewhere in this report, we acquired SAG and SAG-J on December 23, 2010. We are in the process of integrating SAG and SAG-J. As a result, we have not fully evaluated the internal control over financial reporting of SAG and SAG-J. Specifically, as permitted by SEC rules and regulations, we excluded from our evaluation of the effectiveness of the internal control over financial reporting from our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 the activities of SAG and SAG-J. The process of integrating SAG and SAG-J into our evaluation of internal control over financial reporting may result in future changes to our internal control over financial reporting. SAG and SAG-J will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending December 31, 2011, in which report we will be initially required to include the SAG and SAG-J in our annual assessment.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excluded the internal control activities of SAG and SAG-J, which the Company acquired on December 23, 2010. SAG and SAG-J accounted for $26.9 million, or 18.0% of total assets of the Company, at December 31, 2010 and did not account for any of the revenues of the Company for the year ended December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Ryuji Ueno, M.D., Ph.D., Ph.D.	Andrew P. Smith
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by this item will be set forth under Item 1 to this Annual Report on Form 10-K.

The following information will be included in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2010, and is incorporated herein by reference:

•	Information regarding our directors required by this item will be set forth under the heading “Election of Directors”;
•
Information regarding our Audit Committee and designated “audit committee financial expert” will be set forth under the heading “Corporate Governance Principles and Board Matters, Board Structure and Committee Composition — Audit Committee;” and

•	Information regarding Section 16(a) beneficial ownership reporting compliance will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our employees, including our principal executive officer, principal financial and accounting officer and persons performing similar functions. Our code of ethics and business conduct can be found posted in the investor relations section on our website at http://www.sucampo.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information provided under the heading “Executive Compensation” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The equity compensation plan information required under this item is incorporated by reference to the information provided under the heading “Stock Ownership Information” and “Equity Compensation Plan Information” of the Proxy Statement to be filed within 120 days after the fiscal year end of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information provided under the heading “Related Party Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information provided under the heading “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policy and Procedures” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following financial statements, financial statement schedule and exhibits are filed as part of this report or incorporated herein by reference:
(1)	Consolidated Financial Statements. See index to consolidated financial statements on page F-1.
(2)
Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts on page F-36. All other schedules are omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.

(3)	Exhibits. See subsection (b) below.
(b)	Exhibits. The following exhibits are filed or incorporated by reference as part of this report.

Exhibit
Number	Description	Reference

2.1	Agreement and Plan of Reorganization	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1^	Amended and Restated 2001 Stock Incentive Plan	Exhibit 10.1 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.2^	Amended and Restated 2006 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)

10.3^	2006 Employee Stock Purchase Plan	Exhibit 10.3 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.4^	Form of Incentive Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.5^	Form of Nonstatutory Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.5 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.6^	Form of Restricted Stock Agreement for 2006 Stock Incentive Plan	Exhibit 10.6 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.7^	Non-employee Director Compensation Summary	Exhibit 10.7 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.8^	Employment Agreement, dated June 16, 2006, between the Company and Ryuji Ueno	Exhibit 10.9 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.9^	Form of Executive Employment Agreement	Exhibit 10.10 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.1	Indemnification Agreement, dated May 26, 2004, between the Company and Sachiko Kuno	Exhibit 10.11 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.11	Indemnification Agreement, dated May 26, 2004, between the Company and Ryuji Ueno	Exhibit 10.12 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.12	Indemnification Agreement, dated May 26, 2004, between the Company and Michael Jeffries	Exhibit 10.13 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.13	Indemnification Agreement, dated May 26, 2004, between the Company and Hidetoshi Mine	Exhibit 10.14 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.14	Form of Investor Rights Agreement	Exhibit 10.16 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.15	Lease Agreement, dated September 16, 1998, between the Company and Plaza West Limited Partnership, successor in interest to Trizechahn Plaza West Limited Partnership, as amended	Exhibit 10.17 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.16	Sublease Agreement, dated October 26, 2005, between the Company and First Potomac Realty Investment L.P.	Exhibit 10.18 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.17	Amended and Restated Patent Access Agreement, dated June 30, 2006, among the Company, Sucampo Pharma Europe Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.19 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.18*	Exclusive Manufacturing and Supply Agreement, dated June 23, 2004, between the Company and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.20 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.19*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.21 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.20*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.22 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.21*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.23 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.22*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.24 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.23*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.25 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.24*	Services Agreement, dated February 9, 2006, between the Company and Ventiv Commercial Services, LLC	Exhibit 10.26 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.25	Indemnification Agreement, dated September 7, 2006, between the Company and Timothy Maudlin	Exhibit 10.27 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.26	Indemnification Agreement, dated September 7, 2006, between the Company and Sue Molina	Exhibit 10.28 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.27*	Exclusive Manufacturing and Supply Agreement, dated June 24, 2005, between Sucampo Pharma Europe Ltd. and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.29 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.28*	SPI-8811 and SPI-017 Exclusive Clinical Manufacturing and Supply Agreement, dated October 4, 2006, between the Company and R-Tech Ueno, Ltd.	Exhibit 10.31 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.29	Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	Exhibit 10.29 to the Company’s Annual Report on Form 10-K (filed March 27, 2008)

10.30^	Amendment to Employment Agreement, dated November 20, 2006, between the Company and Ryuji Ueno	Exhibit 10.35 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.31	Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.36 to Registration Statement No. 333-135133, Amendment No. 6 (filed May 14, 2007)

10.32^	Employment Agreement, effective June 1, 2007, between the Company and Sachiko Kuno	Exhibit 10.37 to Registration Statement No. 333-135133, Amendment No. 8 (filed July 17, 2007)

10.34	Indemnification Agreement, dated October 18, 2007, between the Company and Anthony C. Celeste	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)

10.38^	Amendment, dated December 6, 2007, to Employment Agreement between the Company and Gayle Dolecek	Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed December 14, 2007)

10.40^	Amendment, dated November 26, 2007, to Employment Agreement between the Company and Ryuji Ueno	Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed December 14, 2007)

10.41	Credit Line Agreement, dated March 5, 2008, between the Company and UBS Bank USA	Exhibit 10.41 to the Company’s Current Report on Form 10-K (filed March 27, 2008)

10.42	Amended and Restated Patent Access Agreement, dated February 18, 2009, among the Company, Sucampo Pharma Europe, Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 19, 2009)

10.43*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd and Abbott Japan Co. Ltd.	Exhibit 10.43 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

10.44*	Exclusive Manufacturing and Supply Agreement, dated February 23, 2009, between Sucampo Pharma, Ltd and R-Tech Ueno, Ltd.	Exhibit 10.44 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

10.45	Indemnification Agreement by and between the Company and Andrew J. Ferrara	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 22, 2008)

10.46	Separation Agreement and General Release by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)

10.47	Consulting Agreement by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)

10.48*	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors	Exhibit 10.1 to the Company’s Current Report on Form 10-Q (filed November 6, 2009)

2.2
Stock Purchase Agreement, dated December 23, 2010, by and among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à.r.l., and Sucampo Pharmaceuticals, Inc
Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.49	Special Agreement, dated November 22, 2010, between Sucampo Pharma, Ltd., Osaka, Japan, a wholly-owned subsidiary of the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd	Included herewith

10.50	Agreement on Bank Overdrafts, dated November 18, 2010, between Sucampo Pharma, Ltd., Osaka, Japan, a wholly-owned subsidiary of the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd	Included herewith

10.51
Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à r.l., as borrower, and Ryuji Ueno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender
Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.52
Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Sachiko Kuno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender
Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.53
Non-Competition Agreement, dated as of December 23, 2010 by and among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à r.l., and Sucampo Pharmaceuticals, Inc
Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.54^	Separation Agreement and General Release, dated January 28, 2011, between the Company and Jan Smilek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 22, 2011)

10.55^	Consulting Agreement, dated January 28, 2011, between the Company and Jan Smilek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed February 22, 2011)

21	Subsidiaries of the Company	Exhibit 21 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

^ Compensatory plan, contract or arrangement.
* Confidential treatment has been granted for portions of this exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

March 8, 2011	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RYUJI UENO	Chief Executive Officer	March 8, 2011
Ryuji Ueno, M.D., Ph.D., Ph.D.	(Principal Executive Officer),
Chief Scientific Officer and Director

/s/ ANDREW P. SMITH	Principal Financial and Accounting Officer	March 8, 2011
Andrew P. Smith

/s/ WILLIAM L. ASHTON	Director	March 8, 2011
William L. Ashton

/s/ ANTHONY C. CELESTE	Director	March 8, 2011
Anthony C. Celeste

/s/ GAYLE R. DOLECEK	Director	March 8, 2011
Gayle R. Dolecek P.D.

/s/ ANDREW J. FERRARA	Director	March 8, 2011
Andrew J. Ferrara

/s/ SACHIKO KUNO	Director	March 8, 2011
Sachiko Kuno Ph.D.

/s/ TIMOTHY I. MAUDLIN	Director	March 8, 2011
Timothy I. Maudlin

SUCAMPO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sucampo Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sucampo Pharmaceuticals, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control Over Financial Reporting under Item 9A, management has excluded Sucampo AG ("SAG") and Sucampo AG-Japan Ltd. ("SAG-J") from its assessment of internal control over financial reporting as of December 31, 2010 because these entities were acquired by the Company in late 2010.  The acquisition was accounted for as a merger of companies under common control.  We have also excluded SAG and SAG-J from our audit of internal control over financial reporting.  SAG and SAG-J are included in the consolidated results on which we are reporting and their total assets and total revenues represent 18% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 8, 2011

SUCAMPO PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS:

Current assets:
Cash and cash equivalents	$49,243	$61,420
Investments, current	54,524	72,434
Product royalties receivable	10,516	11,023
Unbilled accounts receivable	1,097	644
Accounts receivable, net	731	512
Prepaid and income taxes receivable	702	-
Deferred tax assets, net	243	315
Restricted cash	15,113	213
Prepaid expenses and other current assets	2,374	3,175
Total current assets	134,543	149,736

Investments, non-current	5,028	19,167
Property and equipment, net	2,025	2,274
Deferred tax assets, non-current	4,178	3,995
Other assets	3,499	4,833
Total assets	$149,273	$180,005

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$4,199	$3,210
Accrued expenses	10,216	6,695
Deferred revenue, current	4,987	10,565
Income taxes payable	-	1,953
Notes payable, current	19,522	-
Total current liabilities	38,924	22,423

Notes payable, non-current	44,439	-
Deferred revenue, non-current	8,321	8,643
Other liabilities	3,759	3,627
Total liabilities	95,443	34,693

Commitments (Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding at December 31, 2010 and 2009	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at December 31, 2010 and 2009; 15,659,917 and 15,655,730 shares issued and outstanding at December 31, 2010 and 2009, respectively	156	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2010 and 2009; 26,191,050 shares issued and outstanding at December 31, 2010 and 2009	262	262
Additional paid-in capital	58,468	98,897
Accumulated other comprehensive income	16,574	12,847
(Accumulated deficit) retained earnings	(21,630)	33,150
Total stockholders' equity	53,830	145,312
Total liabilities and stockholders' equity	$149,273	$180,005

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Research and development revenue	$16,540	$23,957	$72,293
Product royalty revenue	40,300	38,250	34,438
Co-promotion revenue	4,417	4,541	4,826
Contract and collaboration revenue	613	603	566
Total revenues	61,870	67,351	112,123

Operating expenses:
Research and development	23,955	32,906	46,181
General and administrative	27,867	15,000	15,075
Selling and marketing	10,201	10,030	10,895
Total operating expenses	62,023	57,936	72,151

Income (loss) from operations	(153)	9,415	39,972
Non-operating income (expense):
Interest income	608	965	3,344
Interest expense	(75)	-	-
Other expense, net	(3,700)	(519)	(2,878)
Total non-operating income (expense), net	(3,167)	446	466

Income (loss) before income taxes	(3,320)	9,861	40,438
Income tax benefit (provision)	565	(5,084)	(8,925)
Net income (loss)	$(2,755)	$4,777	$31,513

Net income (loss) per share:
Basic net income (loss) per share	$(0.07)	$0.11	$0.75
Diluted net income (loss) per share	$(0.07)	$0.11	$0.75
Weighted average common shares outstanding - basic	41,848	41,844	41,787
Weighted average common shares outstanding – diluted	41,848	41,866	41,973

Comprehensive income:
Net income (loss)	$(2,755)	$4,777	$31,513
Other comprehensive income gain (loss):
Unrealized gain (loss) on investments, net of tax effect	(18)	(55)	79
Foreign currency translation	3,745	822	4,022
Comprehensive income	$972	$5,544	$35,614

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share data)

						Accumulated	Retained
	Class A		Class B		Additional	Other	Earnings	Total
	Common Stock		Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at December 31, 2007	15,538,518	$155	26,191,050	$262	$96,941	$7,979	$30,875	136,212
Employee stock option expense	-	-	-	-	686	-	-	686
Stock issued upon exercise of stock options	111,880	1	-	-	869	-	-	870
Stock issued under employee stock purchase plan	1,451	-	-	-	8	-	-	8
Foreign currency translation	-	-	-	-	-	4,022	-	4,022
Unrealized gain on investments, net of tax effect	-	-	-	-	-	79	-	79
Dividend payments	-	-	-	-	-	-	(31,150)	(31,150)
Net income	-	-	-	-	-	-	31,513	31,513
Balance at December 31, 2008	15,651,849	156	26,191,050	262	98,504	12,080	31,238	142,240
Employee stock option expense	-	-	-	-	374	-	-	374
Stock issued under employee stock purchase plan	3,881	-	-	-	19	-	-	19
Foreign currency translation	-	-	-	-	-	822	-	822
Unrealized loss on investments, net of tax effect	-	-	-	-	-	(55)	-	(55)
Dividend payments	-	-	-	-	-	-	(2,865)	(2,865)
Net income	-	-	-	-	-	-	4,777	4,777
Balance at December 31, 2009	15,655,730	156	26,191,050	262	98,897	12,847	33,150	145,312
Employee stock option expense	-	-	-	-	1,260	-	-	1,260
Stock issued under employee stock purchase plan	4,187	-	-	-	14	-	-	14
Foreign currency translation	-	-	-	-	-	3,745	-	3,745
Unrealized loss on investments, net of tax effect	-	-	-	-	-	(18)	-	(18)
Deemed dividend for SAG acquisition	-	-	-	-	(41,703)	-	(38,297)	(80,000)
Dividend payments	-	-	-	-	-	-	(13,728)	(13,728)
Net loss	-	-	-	-	-	-	(2,755)	(2,755)
Balance at December 31, 2010	15,659,917	$156	26,191,050	$262	$58,468	$16,574	$(21,630)	$53,830

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,755)	$4,777	$31,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	964	789	478
(Gain) loss on disposal of property and equipment	1	-	(7)
Deferred tax provision (benefit)	(99)	13	(4,214)
Stock-based compensation	1,260	374	686
Amortization of premiums on investments	1,617	1,415	-
(Gain) loss on trading securities	(1,086)	(2,092)	3,178
(Gain) loss on settlement rights on auction rate securities	1,086	1,732	(2,818)
Changes in operating assets and liabilities:
Accounts receivable	(218)	32	1,016
Unbilled accounts receivable	(453)	3,729	1,510
Product royalties receivable	507	(1,298)	(1,058)
Prepaid and income taxes receivable and payable, net	(2,689)	1,586	(1,091)
Accounts payable	893	1,679	831
Accrued expenses	3,329	(3,269)	933
Deferred revenue	(6,525)	(4,564)	13,972
Other assets and liabilities, net	818	66	(13,417)
Net cash provided by (used in) operating activities	(3,350)	4,969	31,512

Cash flows from investing activities:
Purchases of investments	(84,857)	(150,712)	(116,679)
Proceeds from the sales of investments	25,855	9,504	46,610
Maturities of investments	90,492	109,163	69,000
Purchases of property and equipment	(333)	(495)	(489)
Proceeds from disposals of property and equipment	5	-	12
Proceeds from repayment of notes receivable	-	-	12,007
Purchases of intangible assets	-	(2,915)	-
Acquisition of SAG	(28,118)	-	-
Restricted cash	(14,900)	-	-
Net cash provided by (used in) investing activities	(11,856)	(35,455)	10,461

Cash flows from financing activities:
Proceeds from notes payable	12,079	-	-
Proceeds from exercise of stock options	-	-	870
Proceeds from employee stock purchase plan	14	19	8
Dividend payments	(13,728)	(2,865)	(31,150)
Net cash used in financing activities	(1,635)	(2,846)	(30,272)

Effect of exchange rates on cash and cash equivalents	4,664	1,048	4,091

Net increase (decrease) in cash and cash equivalents	(12,177)	(32,284)	15,792
Cash and cash equivalents at beginning of period	61,420	93,704	77,912
Cash and cash equivalents at end of period	$49,243	$61,420	$93,704

Supplemental cash flow disclosures:
Cash paid for interest	$2	$-	$-
Tax refunds received	$126	$-	$1,957
Tax payments made	$2,683	$1,223	$11,383

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets included in accrued expenses	$-	$500	$-
Loan notes issued for acquisition of SAG	$51,882	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc. is an international pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds that occur naturally in the human body as a result of enzymatic, 15-PGDH, transformation of certain fatty acids. The Company is focused on developing prostones for the treatment of gastrointestinal, ophthalmic, respiratory, vascular and central nervous system diseases and other disorders for which there are unmet or underserved medical needs and significant commercial potential.

In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration, or FDA, for its first product, AMITIZA® (lubiprostone), to treat chronic idiopathic constipation, or CIC in adults of both genders. In April 2008, the Company received a second marketing approval from the FDA for AMITIZA to treat irritable bowel syndrome with constipation, or IBS-C in women aged 18 years and older. AMITIZA is being marketed and developed in the U.S. for gastrointestinal indications under a collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda. The Company is primarily responsible for development activities under the agreement. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006 and for the treatment of IBS-C in May 2008 and they are currently developing AMITIZA for the treatment of opioid-induced bowel dysfunction, or OBD.

On March 12, 2010, the Company submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Collaboration and License Agreement between the Company and Takeda Pharmaceuticals Company Limited, or Takeda, dated October 29, 2004. The Company believes that Takeda’s failures to generate an appropriate level of U.S. sales of AMITIZA is the result of its materially breaches of the Company’s agreements, including, without limitation, Takeda’s continuing failure to exercise its best efforts to promote, market and sell AMITIZA and to maximize its net sales revenue, and its ongoing refusal to collaborate and provide the Company with information to which the Company is entitled under the agreement. The Company also claims that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only the Company and the AMITIZA brand, but also consumers. The Company sent Takeda another notice of material breach in December 2010, which specifically set forth all of the claims asserted in the arbitration submission. The Company is seeking all appropriate relief, including production by Takeda of all information to which it is entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. The arbitrators currently have set the hearing on the Company’s claims to conclude by late October 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. The Company has spent and expects to spend significant resources in the dispute with Takeda and these arbitration proceedings may require the continuing attention of the Company’s senior management.

In April 2009, the Company acquired the rights to Rescula that allow the Company to commercialize Rescula in the U.S. and Canada for its approved indication and any new indication developed by the Company. The Company plans to re-launch Rescula in the U.S. for its approved indication after approval of a commercially viable label from the FDA. In September 2010, Rescula received an Orphan Drug designation from the FDA for retinitis pigmentosa. Additionally, the Company plans to evaluate conducting a phase 2a clinical trial of unoprostone isopropyl for the indication of age-related macular degeneration, or dry AMD, in 2011.

In addition, the Company is developing other prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

•
Cobiprostone for the treatment of ulcers induced by non-steroidal anti-inflammatory drugs, or NSAIDs, non-alcoholic fatty liver disease, disorders associated with cystic fibrosis and chronic obstructive pulmonary disease, or COPD. In July 2009, the Company reported top-line results from its phase 2a clinical trial of orally administered cobiprostone for the prevention of gastric ulcers and other gastrointestinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs. Cobiprostone patients experienced an overall statistically significant reduction in the number of gastric erosions through the treatment period of 12 weeks as compared to placebo patients. In addition, the high dose cobiprostone group experienced a 50.0% reduction in the overall incidence of gastric ulcers when compared to patients taking placebo. The Company is evaluating a phase 2b study to complement the findings of earlier studies. The Company is also designing a preclinical study of cobiprostone for use as a treatment for COPD and as a potential treatment for oral mucositis.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

•
SPI-017 for the treatment of peripheral and central nervous system disorders. The Company has recently completed a phase 1 clinical program of the intravenous formulation of SPI-017 for peripheral arterial disease, or PAD, in Japan and plans to initiate a phase 2 study for this indication in 2011.

•	SPI-3608 potentially for the management of pain caused by spinal stenosis. SPI-3608 is a novel orally bioavailable prostone and will continue to undergo preclinical testing.

In December 2010, the Company acquired Sucampo AG, or SAG, a related party Swiss-based patent-holding company, including its wholly-owned subsidiary Sucampo AG Japan Ltd., or SAG-J, a patent maintenance company (Note 3). This acquisition enables the Company to control and provide exclusive ownership of the patents and other intellectual property underlying the Company’s current and future prostone products, including AMITIZA, cobiprostone, SPI-017 and other compounds. The acquisition of SAG eliminates future royalty and milestone payment obligations to third-party companies outside of the Company and its wholly-owned subsidiaries, and removes certain mandatory funding requirements for the development of early-stage compounds that would otherwise be needed to maintain rights to the promising drug candidates generated by the prostone technology platform.

Drs. Ryuji Ueno and Sachiko Kuno, are married to each other and, directly or indirectly, own the majority of the stock of R-Tech Ueno, Ltd, or R-Tech, a pharmaceutical research, development and manufacturing company in Japan. Drs. Ueno and Kuno also are controlling stockholders of the Company. Dr. Ueno is the Company’s chief executive officer and chairman of the Board of Directors. Dr. Kuno is a member of the Company’s Board of Directors, an advisor on international business development and is Chair of the Board of Directors of R-Tech.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. of America, or GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo Pharma, Ltd., based in Tokyo and Osaka, Japan, in which the Company conducts its Asian operations; Sucampo Pharma Americas, Inc., based in Bethesda, Maryland, in which the Company conducts operations in North and South America; Sucampo Pharma Europe, Ltd., based in Oxford, U.K., in which the Company conducts operations in Europe and the rest of the world; Ambrent Investments S.à.r.l., based in Luxembourg; Sucampo AG, based in Zug, Switzerland and its wholly owned subsidiary, Sucampo AG Japan, based in Osaka, Japan. In April 2010, the Company incorporated another wholly owned subsidiary, Sucampo Manufacturing & Research AG, in Wollerau, Switzerland, whose operations will focus on managing specific manufacturing, commercial, research and intellectual property activities. All significant inter-company balances and transactions have been eliminated.

The acquisition of SAG and its subsidiary was accounted for as a merger of companies under common control and accounted for at historical cost. The financial information of these acquired entities is included in these consolidated financial statements for all periods presented.

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

Restricted Cash

Restricted cash consists of approximately $15.1 million and $213,000 at December 31, 2010 and December 31, 2009, respectively. Restricted cash represents cash required to be deposited with financial institutions in connection with the Sucampo Pharma, Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. loan agreement and operating leases.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

Current and Non-Current Investments

Current and non-current investments consist primarily of U.S. Treasury bills and notes, U.S. government agencies securities, municipal and corporate bonds, mutual funds and auction rate securities, or ARS. The Company classifies its investments into current and non-current based on their maturities and management’s reasonable expectation to realize these investments in cash. The Company classifies all of its investments, except ARS, as available for sale securities and reports unrealized gains or losses, net of related tax effects, in other comprehensive income. Pursuant to the Company’s acceptance of settlement rights for its investments in ARS in October 2008, the Company classifies its investments in ARS as trading securities and records gains or losses resulting from the changes in fair values of its ARS and related settlement rights in other income (expense), net. The fair value of the settlement rights related to ARS is recorded in non-current other assets. The fair value of the settlement rights has been derived from the par value of the Company’s investment in ARS and the fair value of ARS as of the recognition date, since the settlement rights obligate the broker to redeem the ARS at par value. On June 8, 2010, the Company’s remaining ARS were redeemed at par value of $10.0 million per the agreement with the ARS broker. The redemption of the ARS and the related settlement rights in 2010 are described in Note 5 below.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of December 31, 2010 and 2009, approximately $34.1 million, or 27.6%, and $60.9 million, or 39.8%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

Revenues from one unrelated party, Takeda, accounted for 81.4%, 85.3% and 99.6%, of the Company’s total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 100% and 96.5% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at December 31, 2010 and 2009, respectively. Revenues from another unrelated party, Abbott Japan Co. Ltd., or Abbott, accounted for 18.0% and 14.1% of the Company’s total revenues for the years ended December 31, 2010 and 2009. There was no corresponding revenue for 2008. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted (Note 13).

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

The Company has an exclusive supply arrangement with R-Tech to provide it with commercial and clinical supplies of its product and product candidates. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (Note 11).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses approximate their fair values based on their short maturities, independent valuations or internal assessments. The fair value of short and long-term debt at December 31, 2010 approximates their carrying values since the debt was incurred near year end.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable represent mainly amounts due under the joint collaboration and licensing agreement with Takeda and the license, commercialization and supply agreement with Abbott (Note 13). Unbilled accounts receivable represent the research and development expenses that are reimbursable by Takeda but have not been billed to Takeda as of the balance sheet date. The Company recorded an allowance for doubtful accounts at December 31, 2009 of approximately $75,000 related to refundable deposits from its clinical investigators. No allowance was recorded in 2010 or 2008.

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

Impairment of Long-lived Assets

When necessary, the Company assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no impairment charges recorded during the years ended December 31, 2010, 2009 or 2008 because there have been no indicators of impairment during those years.

Revenue Recognition

The Company’s revenues are derived primarily from collaboration and license agreements and include upfront payments, development milestone payments, reimbursements of development and co-promotion costs and product royalties.

The Company evaluated the multiple deliverables within the collaboration and license agreements in accordance with the guidance of multiple deliverables to determine whether the delivered elements that are the obligation of the Company have value to other parties to the agreement on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting. The Company’s deliverables under the Takeda and Abbott agreements, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 13.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Deferred Revenue

Deferred revenue represents payments received or receivable for licensing fees, option fees, consulting, research and development contracts and related cost sharing and supply agreements, mainly with Takeda, Abbott and R-Tech, which are deferred until revenue can be recognized under the Company’s revenue recognition policy. Deferred revenue is classified as current if management believes the Company will be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At December 31, 2010 and 2009, total deferred revenue was approximately $13.3 million and $19.2 million, respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

 Total deferred revenue consists of the following as of:

	December 31,
(In thousands)	2010	2009
Deferred revenue, current	$4,987	$10,565
Deferred revenue, non-current	8,321	8,643
	$13,308	$19,208
Deferred revenue to related parties, included in total deferred revenue:
Deferred revenue to related parties, current	433	431
Deferred revenue to related parties, non-current	5,839	6,256
Total	$6,272	$6,687

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

The Company’s determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price and assumptions regarding a number of highly complex and subjective variables.

The assumptions used to estimate the fair value of stock options granted for the three years ended December 31, 2010 were as follows:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	51% - 63%	47% - 55%	53% - 56%
Risk-free interest rate	1.89% - 3.24%	2.67% - 3.11%	2.78% - 3.45%
Expected term (in years)	5.00 - 6.25	6.00 - 7.00	6.25
Expected dividend yield	0%	0%	0%

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

Risk-Free Interest Rate:  The risk-free interest rate is based on the market yield currently available on U.S. Treasury securities with a maturity that approximates the expected term of the share-based awards.

Expected Term:  The Company elected to use the “simplified” method to calculate its expected term of share-based awards. Under this method, the expected term is the weighted average of the vesting term and the contractual term.

Expected Dividend Yield:  The Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

Employee stock-based compensation expense for the three years ended December 2010 has been reduced for estimated forfeitures as such expense is based upon awards expected to ultimately vest. Accounting guidance on share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2010, 2009 and 2008, the estimated forfeiture rate ranged from 8.0% to 17.0%.

Employee stock-based compensation expense recorded in the Company’s consolidated statements of operations and comprehensive income (loss) for the three years ended December 31, 2010 was as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Research and development expense	$252	$96	$245
General and administrative expense	729	193	199
Selling and marketing expense	279	85	242
Total	1,260	374	686

Employee stock-based compensation expense per basic and diluted share of common stock	$0.03	$0.01	$0.02

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with the relevant accounting guidance for income taxes. Under the asset and liability method, the current income tax provision or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in the income tax provision during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized in the future to offset taxable income.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s net deferred tax assets. The Company has recorded a valuation allowance, which resulted in a net deferred tax asset of $3.3 million as of December 31, 2010 and December 31, 2009, respectively. The amount of the valuation allowance has been determined based on management’s estimates of income by jurisdiction in which the Company operates, over the periods in which the related deferred tax assets are recoverable.

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

Uncertain Tax Positions

The Company applies the accounting guidance for uncertain tax positions that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is more than 50.0% likely to be realized upon settlement.

The Company has recorded a non-current income tax liability of approximately $1.4 million and $1.3 million, including interest for uncertain tax positions, as of December 31, 2010 and 2009, respectively. The amount represents the aggregate tax effect of differences between tax return positions, and the amounts otherwise recognized in the Company’s consolidated financial statements, and is reflected in other liabilities in the accompanying consolidated balance sheets. The liability for uncertain tax positions as of December 31, 2010 and 2009 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

During 2008, as a result of lower-than-expected patient enrollment in one study, the Joint Commercialization Committee approved an increase in funding for patient recruitment. The Company concluded at that time that the estimated completion of certain ongoing trials would be extended from June 2009 to December 2009. Accordingly, the Company determined that the recognition period for associated research and development revenue should be extended. The Company further revised the estimated timeline and costs associated with a separate study and recorded a change in estimate during 2010, 2009 and 2008 related to the amount of research and development revenues.

These changes in estimate had the following impact on revenue, net income (loss) and basic and diluted net income (loss) per share:

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Decrease in revenue and income before income taxes	$1,562	$(4,785)	$(6,523)
Impact on basic net income (loss) per share	.02	(0.07)	(0.09)
Impact on diluted net income (loss) per share	.02	(0.07)	(0.09)

Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of qualifying special-purpose entities, or QSPEs, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted the guidance effective January 1, 2010 and such adoption did not have an impact on the Company’s consolidated financial statements.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

In January 2010, the FASB issued authoritative guidance on improving the disclosures about fair value measurements. This statement requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This statement is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. The Company adopted the relevant guidance effective January 1, 2010 and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

3.	Acquisition of Sucampo AG and Sucampo AG Japan

On December 23, 2010, the Company’s subsidiary, Ambrent Investments S.à r.l., or Ambrent, a company organized under the laws of Luxembourg, entered into a stock purchase agreement, or the Purchase Agreement, with Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, or the Ueno Trust, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, or the Kuno Trust, and together with Drs. Ueno and Kuno and Ambrent, to acquire SAG, a Swiss-based patent-holding company, and its wholly-owned subsidiary SAG-J, a patent maintenance company.

The Sellers, Drs. Ueno and Kuno, are related parties of the Company. Dr. Ueno is the Company’s Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors. Dr. Kuno is the Company’s international business advisor and a member of its Board of Directors, and is also Dr. Ueno’s spouse. Drs. Ueno and Kuno are co-founders and majority stockholders of the Company and are also majority stockholders of R-Tech, a significant supplier to the Company. Pursuant to the Company’s related person transactions policy, the Company’s Audit Committee, which consists solely of independent directors, reviewed and approved the acquisition. The purchase price for the acquisition was negotiated based on a discounted cash flow analysis of expected future payments on the licensed intellectual property rights and the estimated fair value of the acquired net assets.

The total purchase price under the Purchase Agreement is $80.0 million, consisting of a cash payment made in December 2010 of approximately $28.1 million and the issuance of two subordinated unsecured promissory notes in the aggregate amount of approximately $51.9 million. In addition, the purchase price includes a contingent payment equal to 15.0%, up to a maximum of $40.0 million, of any cash that may be received by the Company in connection with the ultimate resolution of the current arbitration proceedings against Takeda. This contingent payment has not been recorded as a liability within these financial statements given the common control nature of the transaction.

The purchase agreement contains customary representations, warranties and covenants, and agreements as to indemnification among the parties, subject to certain exclusions and limitations.

The acquisition of SAG and SAG-J was accounted for as a merger of companies under common control, and accounted for at historical costs as of the earliest period presented. The financial information of these additional entities is presented in both the current and historical periods. Prior to the acquisition, SAG has paid dividends of $13.7 million and $2.9 million during the years ended December 31, 2010 and 2009, respectively. These dividends are included within the consolidated statements of changes in stockholders’ equity together as a reduction of retained earnings. The $80.0 million purchase consideration has been treated as a deemed distribution due to the accounting for the common control acquisition of SAG and has been included in stockholders’ equity as a reduction of $38.3 million in retained earnings and a $41.7 million reduction in additional paid in capital.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

4.	Net Income (Loss) per Share
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

The computation of net income (loss) per share for the three years ended December 31, 2010, is shown below:

	December 31,
(in thousands, except per share data)	2010	2009	2008
Basic net income (loss) per share:
Net income (loss)	$(2,755)	$4,777	$31,513

Weighted average class A and B common shares outstanding	41,848	41,844	41,787

Basic net income (loss) per share	$(0.07)	$0.11	$0.75

Diluted net income (loss) per share:
Net income (loss)	$(2,755)	$4,777	$31,513

Weighted average class A and B common shares outstanding for diluted net income per share	41,848	41,844	41,787

Assumed exercise of stock options under the treasury stock method	-	22	186
	41,848	41,866	41,973

Diluted net income (loss) per share	$(0.07)	$0.11	$0.75

For the years listed above, the potentially dilutive securities used in the calculations of diluted net income per share as of December 31, 2010, 2009 and 2008 are as follows:

	December 31,
(In thousands)	2010	2009	2008
Employee stock options	-	227	5
Non-employee stock options	-	-	470

For the years listed above, the following securities were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive as of December 31, 2010, 2009 and 2008:

	December 31,
(In thousands)	2010	2009	2008
Employee stock options	1,554	685	772
Non-employee stock options	450	450	-

5.	Current and Non-Current Investments

At December 31, 2010 and 2009, current and non-current investments consisted of the following securities:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2010
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$1,002	$1	$-	$1,003
U.S. commercial paper	999	-	-	999
U.S. government securities	16,525	7	(4)	16,528
Municipal securities	17,582	6	(12)	17,576
Certificates of deposits	750	-	-	750
Corporate bonds	6,665	5	(2)	6,668
Variable rate demand notes	11,000	-	-	11,000
Total	$54,523	$19	$(18)	$54,524

Non-current:
Corporate bonds	$5,019	$11	$(2)	$5,028
Total	$5,019	$11	$(2)	$5,028

	December 31, 2009
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$2,999	$-	$-	$2,999
U.S. commercial paper	1,000	-	-	1,000
U.S. government securities	26,020	16	(6)	26,030
Municipal securities	25,339	4	(7)	25,336
Certificates of deposits	1,250	-	(1)	1,249
Corporate bonds	15,782	38	-	15,820
Total	$72,390	$58	$(14)	$72,434

Non-current:
U.S. government securities	$6,065	$7	$(12)	$6,060
Municipal securities	1,802	4	-	1,806
Certificates of deposits	500	-	(2)	498
Corporate bonds	1,891	1	(3)	1,889
Auction rate securities	10,000	-	(1,086)	8,914
Total	$20,258	$12	$(1,103)	$19,167

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
December 31, 2010	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$1,003	$-	$-	$1,003
U.S. government securities	16,528	-	-	16,528
U.S. commercial paper	-	999	-	999
Corporate bonds	11,696	-	-	11,696
Municipal securities	17,576	-	-	17,576
Certificates of deposits	-	750	-	750
Money market funds	780	-	-	780
Variable rate demand notes	11,000	-	-	11,000
Total assets measured at fair value	$58,583	$1,749	$-	$60,332

	Fair Value Measurements at Reporting Date Using
December 31, 2009	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$2,999	$-	$-	$2,999
U.S. government securities	34,090	-	-	34,090
U.S. commercial paper	-	3,000	-	3,000
Corporate bonds	17,709	-	-	17,709
Municipal securities	28,287	-	-	28,287
Auction rate securities	-	-	8,914	8,914
Settlement rights for auction rate securities*	-	-	1,086	1,086
Certificates of deposits	-	1,747	-	1,747
Money market funds	8,759	-	-	8,759
Total assets measured at fair value	$91,844	$4,747	$10,000	$106,591

*included in non-current other assets in the accompanying consolidated balance sheets.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in the fair value measurement statement during the year ended December 31, 2010:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

(In thousands)	Auction Rate Securities and Related Settlement Rights
Balance at December 31, 2009	$10,000
Redemptions	(10,000)
Balance at December 31, 2010	$-

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

6.	Property and Equipment

Property and equipment consists of the following as of:

	December 31,
(In thousands)	2010	2009
Computer and office machines	$2,206	$1,858
Furniture and fixtures	364	360
Leasehold improvements	1,414	1,399
Other	46	41
Total cost	4,030	3,658
Less: accumulated depreciation	(2,005)	(1,384)
Total	$2,025	$2,274

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $604,000, $543,000 and $462,000, respectively.

The leasehold improvements as of December 31, 2010 are related to tenant improvements to the Company’s headquarters in Bethesda, Maryland.

7.	Intangible Assets

In April 2009, the Company entered into two agreements with R-Tech, a Japanese manufacturing and research and development company that is majority owned by the Company’s founders, to acquire all patents and other intellectual property rights related to Rescula® (unoprostone isopropyl) for its FDA approved indication and any new indications in the U.S. and Canada. Although Rescula eye drops have been approved by the FDA since 2000, Rescula is not currently marketed in the U.S. or Canada. The Company plans to re-launch Rescula in the U.S. for its approved indication after approval of a commercially viable label from the FDA.

Under the terms of the R-Tech agreements, the Company made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of Rescula for the treatment of glaucoma which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. We allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of December 31, 2010, both of which are reflected in other non-current assets in the accompanying consolidated balance sheet. We are amortizing the $3.4 million over the 10-year life of the license agreement, which we believe approximates the useful life of the underlying rights and data. Amortization expense was $341,000 and $228,000, respectively, for the years ended December 31, 2010 and 2009. The annual amortization expense will be approximately $342,000 through April 2019.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

8.	Accrued Expenses

Accrued expenses consist of the following as of:

	December 31,
(In thousands)	2010	2009
Research and development costs	$4,400	$3,624
Employee compensation	1,795	879
Selling and marketing costs	305	731
Legal service fees	2,620	396
Other accrued expenses	1,096	1,065
Total	$10,216	$6,695

9.	Other Liabilities

Other liabilities consist of the following as of:

	December 31,
(In thousands)	2010	2009
Deferred leasehold incentive	$727	$844
Deferred rent expense	525	508
Deferred tax liability	1,077	977
Other liabilities	1,430	1,298
Total	$3,759	$3,627

10.	Commitments

Operating Leases

The Company leases office space in the United States, United Kingdom and Japan under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, are as follows as of December 31, 2010:

(In thousands)
2011	$1,288
2012	1,136
2013	997
2014	1,024
2015	1,052
2016 and thereafter	1,223
Total minimum lease payments	$6,720

Rent expense for all operating leases was $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

Research and Development Costs

The Company routinely enters into agreements with third-party CROs to oversee clinical research and development studies provided on an outsourced basis and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs through 2013 under these agreements as of December 31, 2010 were approximately $13.2 million. This amount does not include expected costs relating to the phase 2 studies for Rescula, for which the CRO agreement has not been finalized as of December 31, 2010.

11.	Related Party Transactions

R-Tech Ueno, Ltd.

On March 7, 2003, the Company entered into an exclusive supply agreement with R-Tech. This agreement grants R-Tech the exclusive right to manufacture and supply RUG-015, a prostone compound, and lubiprostone in the U.S. and Canada, and in consideration for such right R-Tech agreed to pay the Company as follows: $1.0 million upon execution of the agreement, $2.0 million upon commencement of a first phase 2 lubiprostone trial, $3.0 million upon commencement of a first phase 2 RUG-015 trial and $2.0 million upon commencement of the earlier of a second phase 2 or a first phase 3 RUG-015 trial. Upon execution of the agreement, the Company had already commenced phase 2 clinical trials for RUG-015 and lubiprostone, which resulted in an immediate payment of $6.0 million – $1.0 million for the agreement execution, $2.0 million for the commencement of the first phase 2 lubiprostone trial, and $3.0 million for the commencement of the first phase 2 RUG-015 trial. The Company evaluated the $6.0 million in cash receipts from R-Tech and determined the payments were made for the exclusive right to supply inventory to the Company and determined that the amounts should be deferred until commercialization of the drugs begins since this is the point at which the underlying services would commence. Management also was unable to adequately assign value between the two compounds based on the information available to the Company and determined that the full $6.0 million deferred amount would be amortized over the contractual life of the relationship which was equivalent to the estimated commercialization periods of both RUG-015 and lubiprostone (estimated to be through December 2020).

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

The abandonment of RUG-015 changed the amortization period of the $6.0 million deferred revenue to the commercialization period of AMITIZA, which began in April 2006. The Company has recognized revenue of $419,000 for the years ended December 31, 2010 and 2009, which is recorded as contract revenue. During the years ended December 31, 2010, 2009 and 2008, the Company purchased from R-Tech $344,000, $205,000 and $58,000, respectively, of clinical supplies under the terms of this agreement. Commercial supplies of AMITIZA in the U.S. are subject to a three-party agreement among the Company, R-Tech and Takeda and are not reflected in the Company’s financial statements (see Note 13).

On June 24, 2005, the Company entered into a 20-year exclusive manufacturing and supply agreement with R-Tech to manufacture and supply lubiprostone for clinical and commercial supplies within Europe. In consideration of the exclusive rights, R-Tech paid the Company $2.0 million prior to the execution of the agreement on March 31, 2005. Management has determined that the amount should be deferred until such time as the commercial benefit to R-Tech can be realized. As lubiprostone has not yet been approved within Europe, the $2.0 million has been recorded as non-current deferred revenue as of December 31, 2010 and 2009. During the years ended December 31, 2010 and 2009, the Company purchased $110,000 and $692,000, respectively, of commercial supplies of lubiprostone from R-Tech in anticipation of a commercial launch in Europe. There were no such commercial supplies purchases in 2008. Subsequent to the purchase, the Company withdrew its European marketing application and recorded a write down of $658,000 to reflect the fair value of this inventory.

On September 7, 2006, the Company’s Board of Directors approved an agreement which amends the exclusive manufacturing agreement with R-Tech. This agreement allows the Company to elect a back-up supplier for the supply of drug substance and drug product. In addition, the agreement provides that R-Tech shall maintain at least a six-month inventory of drug substance and at least a six-month inventory of intermediate drug product. The Company had no clinical supply purchases from a back-up supplier in 2010, 2009 or 2008.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

On October 4, 2006, the Company entered into a two-year exclusive clinical manufacturing and supply agreement with R-Tech for two of its drug compounds, cobiprostone and SPI-017. Under the terms of this agreement, R-Tech agreed to manufacture and supply the necessary drug substance and drug product for the purpose of clinical development. Pricing for clinical supplies will be determined on a batch-by-batch basis and shall not exceed a certain mark-up percentage. Unless this agreement is terminated by mutual written consent within 90 days of expiration, it will automatically be renewed for an additional two years. During the years ended December 31, 2010, 2009 and 2008, the Company purchased from R-Tech $48,000, $1.1 million and $1.9 million, respectively, of clinical supplies under the terms of this agreement.

In February 2009, the Company entered into an Exclusive Manufacturing and Supply Agreement with R-Tech under which the Company granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet its commercial and clinical requirements in Asia, Australia and New Zealand. In consideration, R-Tech made an upfront payment of $250,000 and is obligated to make milestone payments of $500,000 upon regulatory approval of lubiprostone in Japan and $250,000 upon the commercial launch in Japan. In addition, R-Tech is required to maintain at least a six-month supply of lubiprostone and a three-month supply of the active ingredient used in manufacturing lubiprostone as a backup inventory. During the years ended December 31, 2010 and 2009, the Company purchased $267,000 and $381,000, respectively, of commercial supplies of lubiprostone from R-Tech under this agreement. There were no such commercial supplies purchases in 2008. During the year ended December 31, 2009, the Company purchased $262,000 of clinical supplies from R-Tech under this agreement. There were no such clinical supplies purchases in 2010 and 2008 from R-Tech under this agreement.

In April 2009, the Company entered into two agreements with R-Tech to acquire rights to Rescula in the U.S. and Canada. Under the terms of the agreements, the Company holds the exclusive rights to commercialize Rescula in the U.S. and Canada for its approved indication and any new indication developed by the Company, and has the right of first refusal to commercialize in the U.S. and Canada any additional indications for which unoprostone isopropyl is developed by R-Tech. The Company is solely responsible for the development, as well as regulatory and commercialization activities and expenses, for Rescula in the U.S. and Canada and R-Tech is exclusively responsible for the supply of Rescula to the Company within the U.S. and Canada. The terms of these agreements are described in Note 7 above.

In November 2009, the Company entered into an agent agreement with R-Tech to facilitate an acquisition of possible product rights for R-Tech. No revenue or expenses have been recorded in 2010 or 2009.

The Company recorded the following expenses under all of its agreements with R-Tech:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Clinical supplies	$392	$1,556	$1,917
Other research and development services	69	100	118
Commercial supplies	376	1,039	-
	$837	$2,695	$2,035

	Year Ended December 31,
(In thousands)	2010	2009
Deferred revenue, current	$433	$431
Deferred revenue, non-current	5,839	6,256
	$6,272	$6,687

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

12.	Notes Payable

In November 2010, Sucampo Pharma, Ltd., entered into a ¥1,000,000,000, approximating $12.0 million as of the closing date, secured term loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, or the Bank. The loan agreement provides for the extension of credit for the period of one year that can be renewed annually upon the agreement of the Company, Sucampo Pharma, Ltd and the Bank. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of Sucampo Pharma, Ltd. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, or TIBOR, plus 1% and is reset quarterly. The interest rate for the first three months is 1.34%. In connection with the loan agreement, the Company and the Bank executed a guarantee agreement which provides full guarantee by the Company on behalf of Sucampo Pharma, Ltd’s obligation to the Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Bank and the deposit bears annual interest of 0.4%, which is recorded as restricted cash in the accompanying consolidated balance sheet as of December 31, 2010.

Subordinated Unsecured Promissory Notes

In connection with the acquisition, referred to in Note 3, of SAG and SAG-J, Ambrent issued a subordinated unsecured promissory note, or notes, to the Ueno Trust and Kuno Trust. Each of the notes was issued with an initial principal balance of approximately $25.94 million, or approximately $51.9 million in the aggregate. The interest rate for the notes is equal to the per annum rate of interest determined on the basis of the sum of London Interbank Offered Rate, or LIBOR, plus 4.0%, and will be reset every six months on December 1st and June 1st of each year, with the first reset on May 31, 2011.

The notes provide for a semi-annual repayment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that, until December 1, 2012, all accrued and unpaid interest will not be paid in cash and will instead be added to the principal balance of the notes, and Ambrent will make only two scheduled principal payments on December 1, 2011 and December 1, 2012.

The notes can be prepaid at any time without penalty. In addition, the notes provide for a mandatory prepayment (i) in full in the event of an acquisition by an unaffiliated third party in an all-cash acquisition of all of the issued and outstanding shares of capital stock of the Company or (ii) either in full or in part in certain change of control transactions involving the Company where an unaffiliated third party acquires a majority of the Company’s voting stock.

Notes payable consist of the following as of:

	Year Ended December 31,
(In thousands)	2010	2009
Loan agreement, The Bank of Tokyo-Mitsubishi UFJ, Ltd	$12,022	$-
Promissory notes, Sellers of SAG	51,939	-
	$63,961	$-

Notes payable, current	$19,522	$-
Notes payable, non-current	44,439	-
	$63,961	$-

The aggregated scheduled maturities of notes payable as of December 31, 2010 were as follows:

(In thousands)
Due in one year	$19,522
Due in two years	7,500
Due in three years	3,717
Due in four years	3,800
Due in five years	3,884
Thereafter	25,538
$63,961

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

13.	Collaboration and License Agreements

Abbott license and commercialization and supply agreement

In February 2009, the Company entered into an exclusive 19-year license, commercialization and supply agreement with Abbott to develop and commercialize lubiprostone for the treatment of CIC in Japan. Additionally, the agreement grants Abbott the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Under the terms of the agreement, payments to the Company include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.

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

To date, the Company has received a total of $22.5 million in up-front and development milestone payments under this agreement, including a $5.0 million development milestone payment, received in October 2010, for the submission of a marketing application to the Japanese Pharmaceuticals and Medical Devices Agency for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC in Japanese adults, as well as $10.0 million and $7.5 million in up-front and development milestone payments, respectively, in 2009. Subject to future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under this agreement with Abbott, although there can be no assurance that the Company will receive any such payments.

The Company applies a proportional-performance model using the percentage-of-completion method of revenue recognition for cash flows associated with research and development deliverables under the Abbott license, commercialization and supply agreement. The following table summarizes the cash streams and related revenue recognized or deferred for this agreement:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,		Foreign Currency	Amount Deferred at December 31,
(In thousands)	2010	2009	2010	Effects	2010
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$846	$38	$47	$(107)	$868

Research and development revenue:
Up-front payment - remainder	$9,154	$5,112	$3,471	$(136)	$707
Development milestone payment	12,500	4,314	7,587	(349)	$948
Total	$21,654	$9,426	$11,058	$(485)	$1,655

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

Takeda collaboration and license agreement

In October 2004, the Company entered into a 16-year collaboration and license agreement with Takeda to exclusively co-develop, commercialize and sell products that contain lubiprostone for gastroenterology indications in the United States and Canada. On February 1, 2006, the Company entered into a supplemental agreement with Takeda, which supplemented the responsibilities of both the Company and Takeda for the co-promotion of AMITIZA and clarified the responsibilities and funding arrangements for other marketing services to be performed by both parties. Payments to the Company under these agreements include a non-refundable upfront payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and product royalties. The provision in the supplemental agreement concerning the co-promotion reimbursement for the Company’s sales force is subject to negotiation by the parties no later than 60 months after the first date the Company deploys its sales force which will be April 2011; such discussions have commenced. In the event the parties fail to reach an agreement to extend the terms of this provision, the reimbursement terms of the collaboration agreement may apply, but the impact is unknown.

The Company has received a total of $150.0 million in upfront and development milestone payments through December 31, 2010 under these agreements. Subject to future development and commercial milestones, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the collaboration and license agreements with Takeda, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the collaboration and license agreements with Takeda, which are described in more detail below:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,				Accounts Receivable for the Year Ended December 31,	Amount Deferred at December 31,
(In thousands)	2010	Through 2007	2008	2009	2010	2010 (1)	2010
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$2,375	$464	$147	$147	$147	$-	$1,470

Research and development revenue:
Up-front payment - remainder	$17,624	$17,624	$-	$-	$-	$-	$-
Development milestones	130,000	80,000	50,000	-	-	-	-
Reimbursement of research and development expenses	94,175	49,934	22,293	14,530	5,473	1,097	3,042
Total	$241,799	$147,558	$72,293	$14,530	$5,473	$1,097	$3,042

Product royalty revenue	$136,598	$34,126	$34,438	$38,250	$40,300	$10,516	$-

Co-promotion revenue	$21,780	$8,654	$4,826	$4,541	$4,417	$658	$-

(1)	Includes billed and unbilled accounts receivable.

Upon execution of the Takeda Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company relating to research and development revenue:

•
Upon receipt of the $20.0 million upfront payment, the Company deferred approximately $2.4 million to be recognized using the time-based model over the performance period of the participation in various joint committee meetings. The Company expects its participation on all committees to continue throughout the term of the Takeda Agreement. During each of the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $147,000 of this deferred amount as collaboration revenue on the consolidated statements of operations and comprehensive income (loss). The related deferred revenue as of December 31, 2010 and 2009 was approximately $1.5 million and $1.6 million, respectively.

•
The Company granted Takeda an exclusive license of lubiprostone to co-develop, commercialize, and sell products for gastroenterology indications in the U.S. and Canada. There are no defined contractual cash flows within the Takeda Agreement for the grant of this license, but the Company did receive a non-refundable upfront payment of $20.0 million upon executing the Takeda Agreement. The license was granted to Takeda on October 29, 2004 and will expire when the Takeda Agreement expires or is terminated. After the commercial launch in 2006, Takeda has paid the Company pre-determined royalties on net revenues on a quarterly basis for the products sold by Takeda during the term of the Takeda Agreement. The level of royalties is tiered based on the net sales recognized by Takeda. The Company has recorded product royalty revenue of approximately $40.3 million, $38.3 million and $34.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. This revenue is recorded as product royalty revenue in the consolidated statements of operations and comprehensive income (loss).

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

The Company initially deferred the residual amount of the $20.0 million upfront payment totaling approximately $17.6 million, development milestone payments received totaling $50.0 million, and reimbursement of the initial $30.0 million of research and development costs for the development of AMITIZA for CIC and IBS-C indications. These deferred amounts were applied towards the unit of accounting that combines the participation in the Joint Development Committee and the development of CIC and IBS-C and was recognized over the performance period of developing the CIC and IBS-C NDA submissions. The Company completed the development of the CIC and IBS-C in June 2007 and filed a supplemental new drug application, or sNDA, for IBS-C. This was the culmination of the performance period. In June 2007, the Company also recognized as revenue, in full, $30.0 million from Takeda upon the filing of the sNDA for AMITIZA to treat IBS-C. The Company received a $50.0 million development milestone from Takeda as a result of the FDA’s approval on April 29, 2008 of the sNDA for IBS-C in women aged 18 years and older and recognized the payment as research and development revenue during the year ended December 31, 2008.

During 2006, the Joint Commercialization Committee granted approval for the Company and Takeda to begin three new studies related to funding arrangements discussed in both the Takeda Agreement and the Supplemental Agreement. The following are the three additional deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, when the three studies were agreed upon:

•
The Company is obligated to perform studies in connection with changes to labeling for CIC. Takeda is obligated to fund 70.0% of the labeling studies and the Company is obligated to fund the remaining 30.0%. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement. The Company completed these studies in 2009.

•
The Company is obligated to perform studies for the development of an additional indication for OBD. Takeda is obligated to fund all development work up to a maximum aggregate of $50.0 million for each additional indication and $20.0 million for each new formulation. If development costs exceed these amounts, Takeda and the Company shall equally share such excess costs. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement. ased on a subsequent meeting with the FDA, the Company decided to conduct one additional phase 3 efficacy study in order to submit a sNDA for the OBD indication. This third phase 3 study of lubiprostone to evaluate its effectiveness as a treatment of OBD was initiated in December 2010.

•
The Company is obligated to perform all development work necessary for phase 4 studies, for which Takeda is obligated to fund all development work. There is no defined performance period, but the performance period will not exceed the term of the Supplemental Agreement. The Company completed a phase 4 study for CIC in 2009.

The Company has assessed these required deliverables to determine which deliverables are considered separate units of accounting. As a result of the Company and Takeda agreeing to perform and fund these studies simultaneously, the Company determined that there is no objective and reliable evidence to determine the fair value for each of the studies. Accordingly, the Company has combined these three required deliverables as a single unit of accounting. All cash payments from Takeda related to these three deliverables are deferred upon receipt and recognized over the estimated performance period to complete the three studies using the time-based model. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $5.5 million, $14.5 million and $22.3 million related to these three deliverables as research and development revenue in the consolidated statements of operations and comprehensive income (loss), respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Upon execution of the Supplemental Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, under the Supplemental Agreement:

•
The Company is obligated to co-promote AMITIZA with Takeda by employing a sales force of approximately 38 representatives to supplement Takeda’s sales activities. Takeda is obligated to reimburse the Company a specified amount per day per sales force representative, but such reimbursements shall not exceed certain pre-defined amounts. The term of this reimbursement arrangement ceases five years following the first date that the Company deployed sales representatives, which was in April 2006. The Company has recognized approximately $4.4 million, $4.5 million and $4.8 million of revenues for the years ended December 31, 2010, 2009 and 2008, respectively, reflecting these co-promotion reimbursements, which is recorded as co-promotion revenue in the consolidated statements of operations and comprehensive income (loss).

•
The Company was obligated to perform miscellaneous marketing activities for AMITIZA, the majority of which would be reimbursed by Takeda. The miscellaneous marketing activities were completed in the first quarter of 2007. The Company has recorded $1,000 of reimbursements of miscellaneous costs for the year ended December 31, 2008. This amount is recorded as co-promotion revenue in the consolidated statements of operations and comprehensive income. No such amount was recorded for the years ended December 31, 2010 or 2009.

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

14.	Stockholders’ Equity

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

Stock Repurchase

On December 9, 2008, the Company’s Board of Directors authorized and approved a stock repurchase program, under which the Company may use up to $10.0 million to purchase shares of its Class A common stock from time to time in open-market transactions, depending on market conditions and other factors. As of December 31, 2010, the Company had not made any repurchases of stock.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

On June 5, 2006, the Company’s Board of Directors approved a 2006 Stock Incentive Plan, or the 2006 Incentive Plan, and reserved 8,500,000 shares of class A common stock for issuance under that plan. At December 31, 2010, a total of 7,298,350 shares were available for future grants under the 2006 Incentive Plan. Option awards under the 2006 Incentive Plan are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant and they generally vest over four years and have ten-year contractual terms.

On October 18, 2007, the Company’s Board of Directors approved an amendment to the 2006 Incentive Plan. The 2006 Incentive Plan includes an “evergreen” provision by which the number of shares of the Company’s class A common stock available for issuance under the 2006 Incentive Plan increases automatically on the first day of each calendar year by a number equal to 5.0% of the aggregate number of shares of the Company’s class A common stock and class B common stock outstanding on such date, or such lesser number as the Board of Directors may determine. As amended, the 2006 Incentive Plan will provide that the number of shares of class A common stock included in each annual increase will be 500,000, or such lesser number as the Board of Directors may determine. The Board of Directors determined that the amount of the increase in the shares available for issuance under the 2006 Incentive Plan as of January 1, 2009 and 2010 pursuant to the “evergreen” provision, would be zero.

On October 7, 2009, the Board of Directors of the Company adopted a new compensation program, under the 2006 Incentive Plan, for its non-employee directors and approved a new form of stock option agreement to be used for future stock option awards to non-employee directors. According to the plan, the independent directors will receive an annual grant of 20,000 stock options on the date of each annual meeting of stockholders. Additionally, the directors received an initial grant of 30,000 stock options upon the adoption of the plan.

A summary of the employee stock option activity for the year ended December 31, 2010 under the Company’s 2001 Incentive Plan is presented below.

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	358,700	$10.43
Options expired	(13,600)	10.00
Options outstanding, December 31, 2010	345,100	10.44	3.12	$-
Options exercisable, December 31, 2010	345,100	10.44	3.12	$-

A summary of the employee stock option activity for the year ended December 31, 2010 under the Company’s 2006 Incentive Plan is presented below:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	509,800	$8.58
Options granted	709,000	3.77
Options forfeited	(3,150)	13.45
Options expired	(14,000)	10.45
Options outstanding, December 31, 2010	1,201,650	5.69	8.60	$-
Options exercisable, December 31, 2010	515,367	7.38	7.90	$-

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were $2.05, $2.73 and $5.88, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008 was $95,000. No options were exercised during the years ended December 31, 2010 and 2009. As of December 31, 2010, approximately $1.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.93 years. When an option is exercised, the Company issues a new share of class A common stock.

The Company granted (i) annual stock options for 80,000 shares of class A common stock to its independent directors and (ii) fully vested stock options for 177,000 shares of class A common stock to its non-executive employees, both under the Company’s 2006 Incentive Plan, during the year ended December 31, 2010.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the 2001 Incentive Plan. As of December 31, 2010 and 2009, 450,000 options were outstanding and exercisable. These non-employee stock options vested immediately and have a weighted average exercise price per share of $5.85 and $5.85 and remaining contractual life of 4.33 and 5.33 years, respectively, as of both December 31, 2010 and 2009.

Employee Stock Purchase Plan

On June 5, 2006, the Company’s Board of Directors approved a 2006 Employee Stock Purchase Plan, or ESPP, and reserved 4,250,000 shares of class A common stock for issuance under the ESPP. As of December 31, 2010, the Board has approved 500,000 shares of class A common stock for the ESPP. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986. Under this plan, eligible employees may purchase common stock through payroll deductions of up to 10.0% of compensation during the plan period. The purchase price per share is 95.0% of market price at the end of each plan period, which is generally three months. A total of 4,187 and 3,881 shares of common stock were purchased under the ESPP during the years ended December 31, 2010 and 2009, respectively. The Company received approximately $14,000, $19,000 and $8,000 upon purchase of shares under the ESPP for the years ended December 31, 2010, 2009 and 2008, respectively.

Dividends

Amounts paid as dividends by SAG, prior to being acquired by the Company, together with the purchase consideration for acquiring SAG are recorded as dividends within the statement of changes in stockholders' equity.

15.	Income Taxes

The provision (benefit) for income taxes consists of the following for the three years ended December 31:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31,
(In thousands)	2010	2009	2008
Current tax provision (benefit):
Federal	$(1,063)	$2,765	$9,899
State	128	785	2,661
Foreign	469	1,521	580
Total current tax provision (benefit)	(466)	5,071	13,140

Deferred provision (benefit):
Federal	(44)	644	(3,450)
State	(56)	71	(951)
Foreign	1	(702)	187
Total deferred provision (benefit)	(99)	13	(4,214)

Total income tax provision (benefit)	$(565)	$5,084	$8,925

Deferred tax assets, net, consist of the following as of December 31:

	December 31,
	2010	2009
(In thousands)
Deferred tax assets:
Foreign net operating loss carryforwards	$8,419	$3,396
Deferred revenue	3,316	5,930
Allowance for doubtful accounts	-	30
Accrued expenses	800	2,313
Tax benefits on stock options	1,883	1,561
Other	284	336
Gross deferred tax assets	14,702	13,566

Deferred tax liabilities:
Property and equipment	(518)	(642)
Intangibles	(144)	(58)
Accrued expenses	(1,013)	(919)
Other	(26)	(30)
Gross deferred tax liabilities	(1,701)	(1,649)
Less: valuation allowance	(9,658)	(8,584)
Net deferred tax assets	$3,343	$3,333

The net deferred tax asset as of December 31, 2010 and 2009 represents the amount the Company believes is more likely than not to be utilized.

The provision (benefit) for income taxes vary from the income taxes provided based on the federal statutory rate as follows for the three years ended December 31:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31,
(In thousands)	2010	2009	2008
Federal tax provision (benefit)	34.0%	34.0%	35.0%
State taxes, net of federal tax benefit	3.7%	6.3%	4.6%
General business credits	18.5%	-1.4%	-0.6%
Changes in valuation allowance	-11.8%	27.7%	-12.7%
Nondeductible expenses	-13.7%	-3.3%	0.8%
Changes in other tax matters	-13.6%	-11.7%	-5.0%
	17.0%	51.6%	22.1%

At December 31, 2010 and 2009, the Company had foreign net operating loss carry forwards, or NOLs, of $24.2 million and $11.0 million, respectively. Approximately $13.7 million of the foreign NOLs begin to expire in December 2015, and $10.5 million of the foreign NOLs do not expire. There were no U.S. general business credits as of December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the Company had a valuation allowance on its deferred tax assets of $9.7 million and $8.6 million, respectively. The increase in the valuation allowance of $1.1 million was due to an increase in foreign deferred tax assets related to NOLs that are not “more likely than not” to be utilized.

Should the Company determine that it would be able to realize its deferred tax  assets in the foreseeable future, an adjustment to the remaining deferred tax assets could cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance is warranted. The valuation allowance at December 31, 2010 and 2009 relates to deferred tax assets in the foreign jurisdictions. The Company will continue to evaluate its valuation allowance position in each jurisdiction on a regular basis. To the extent the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset the Company’s future tax provision.

The Company has recorded a non-current income tax liability of approximately $1.4 million and $1.3 million, including interest for uncertain tax positions as of December 31, 2010 and 2009, respectively. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements. The liability for uncertain tax positions as of December 31, 2010 and 2009 mainly pertains to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2010	2009	2008
Balance at January 1	$1,200	$913	$206
Increases for tax positions taken during prior periods	3	83	-
Increases for tax positions taken during current period	42	204	707
Balance at December 31	$1,245	$1,200	$913

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. During 2010 and 2009, the Company recorded approximately $75,000 and $60,000, respectively, of interest related to uncertain tax positions. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within the next 12 months, except for recurring accruals on existing uncertain tax positions. In addition, future changes in the unrecognized tax benefits described above would not have a significant impact on the effective tax rate. Certain uncertain tax position may be subject to indemnification from the sellers of SAG should the Company ultimately be required to pay these amounts. To the extent that any such indemnifications are received in the future, such amount will be recorded as a capital contribution.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

In 2009, the Company was under examination by the United States tax authorities for the years ended December 31, 2005, 2006 and 2007. In January 2010, the Company received official notice indicating that the examination of tax returns for 2005, 2006 and 2007 has closed and resulted in no change to the reported tax.

16.	Segment Reporting

The Company has determined that it has three reportable segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. The Company evaluates the performance of these segments based on income (loss) from operations, as well as other factors, that depend on the development status of these geographies. Such measures include the progress of its research and development activities, collaboration and licensing efforts, commercialization activities and other factors. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services. Following is a summary of financial information by reportable geographic segment:

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2010
Research and development revenue	$5,473	$-	$11,067	$16,540
Product royalty revenue	40,300	-	-	40,300
Co-promotion revenue	4,417	-	-	4,417
Contract and collaboration revenue	566	-	47	613
Total revenues	50,756	-	11,114	61,870
Research and development expenses	12,769	944	10,242	23,955
Depreciation and amortization	895	12	57	964
Other operating expenses	33,822	1,979	1,303	37,104
Income (loss) from operations	3,270	(2,935)	(488)	(153)
Interest income	596	3	9	608
Interest expense	-	(57)	(18)	(75)
Other non-operating expense, net	(46)	(3,216)	(438)	(3,700)
Income (loss) before income taxes	$3,820	$(6,205)	$(935)	$(3,320)
Capital expenditures	$298	$3	$32	$333

Year Ended December 31, 2009
Research and development revenue	$14,531	$-	$9,426	$23,957
Product royalty revenue	38,250	-	-	38,250
Co-promotion revenue	4,541	-	-	4,541
Contract and collaboration revenue	565	-	38	603
Total revenues	57,887	-	9,464	67,351
Research and development expenses	18,863	1,090	12,953	32,906
Depreciation and amortization	729	11	49	789
Other operating expenses	20,697	2,165	1,379	24,241
Income (loss) from operations	17,598	(3,266)	(4,917)	9,415
Interest income	953	4	8	965
Other non-operating expense, net	335	(1,036)	182	(519)
Income (loss) before income taxes	$18,886	$(4,298)	$(4,727)	$9,861
Capital expenditures	$3,291	$3	$116	$3,410

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2008
Research and development revenue	$72,293	$-	$-	$72,293
Product royalty revenue	34,438	-	-	34,438
Co-promotion revenue	4,826	-	-	4,826
Contract and collaboration revenue	566	-	-	566
Total revenues	112,123	-	-	112,123
Research and development expenses	39,017	2,136	5,028	46,181
Depreciation and amortization	437	20	21	478
Other operating expenses	23,409	987	1,096	25,492
Income (loss) from operations	49,260	(3,143)	(6,145)	39,972
Interest income	2,431	908	5	3,344
Other non-operating expense, net	(398)	(2,440)	(40)	(2,878)
Income (loss) before income taxes	$51,293	$(4,675)	$(6,180)	$40,438
Capital expenditures	$389	$42	$58	$489

As of December 31, 2010
Property and equipment, net	$1,750	$24	$251	$2,025
Identifiable assets, net of intercompany loans
and investments	$102,096	$30,789	$16,388	$149,273

As of December 31, 2009
Property and equipment, net	$2,008	$34	$232	$2,274
Identifiable assets, net of intercompany loans
and investments	$132,903	$34,140	$12,962	$180,005

17. Quarterly Financial Data (unaudited)

	2010 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$12,351	$20,907	$13,774	$14,838
Income (loss) from operations	$(7,068)	$5,635	$(110)	$1,390
Net income (loss)	$(6,314)	$1,584	$(29)	$2,004
Net income (loss) per share:
Basic	$(0.15)	$0.04	$-	$0.05
Diltued	$(0.15)	$0.04	$-	$0.05

	2009 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$16,301	$17,831	$17,705	$15,514
Income (loss) from operations	$4,143	$2,917	$2,865	$(510)
Net income (loss)	$3,031	$(656)	$1,998	$404
Net income (loss) per share:
Basic	$0.07	$(0.02)	$0.05	$0.01
Diltued	$0.07	$(0.02)	$0.05	$0.01

SUCAMPO PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements – (Continued)

Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share information may not equal annual net income (loss) per share.

The Company incorrectly classified certain variable rate demand notes, or VRDNs, as cash equivalents rather than short-term investments in its previously filed 2010 quarterly financial statements. These misclassifications resulted in immaterial errors to the Company's quarterly balance sheets. Additionally, the misclassifications resulted in immaterial errors to the Company's quarterly statements of cash flows, whereby cash balances and net cash provided by investing activities were overstated by $14.7 million, $19.1 million and $19.1 million for the first, second and third quarters, respectively. The Company plans to present the corrected 2010 quarterly cash flow statements on a comparative basis when the respective 2011 quarterly financial statements are filed.

Schedule II – Valuation and Qualifying Accounts
		Additions
	Balance at	Charged to
	Beginning	Costs and				Balance at
(In thousands)	of Year	Expenses		Deductions		End of Year
Valuation allowance for deferred tax assets:
2008	$14,274	$884	(a)	$(8,376	)(b)	$6,782
2009	$6,782	$1,802	(a)	$-		$8,584
2010	$8,584	$1,074	(a)	$-		$9,658

(a)
In 2010, 2009 and 2008, the increase in valuation allowance is primarily associated with certain foreign net operating losses. This increase in the valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not likely to fully realize these deferred tax assets.

(b)
In 2008, the decrease in the valuation allowance is primarily associated with release of allowance largely due to the receipt of a $50.0 million development milestone and the increase in projected revenues.

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference

2.1	Agreement and Plan of Reorganization	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1^	Amended and Restated 2001 Stock Incentive Plan	Exhibit 10.1 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.2^	Amended and Restated 2006 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)

10.3^	2006 Employee Stock Purchase Plan	Exhibit 10.3 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.4^	Form of Incentive Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.5^	Form of Nonstatutory Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.5 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.6^	Form of Restricted Stock Agreement for 2006 Stock Incentive Plan	Exhibit 10.6 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.7^	Non-employee Director Compensation Summary	Exhibit 10.7 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.8^	Employment Agreement, dated June 16, 2006, between the Company and Ryuji Ueno	Exhibit 10.9 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.9^	Form of Executive Employment Agreement	Exhibit 10.10 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.1	Indemnification Agreement, dated May 26, 2004, between the Company and Sachiko Kuno	Exhibit 10.11 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.11	Indemnification Agreement, dated May 26, 2004, between the Company and Ryuji Ueno	Exhibit 10.12 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.12	Indemnification Agreement, dated May 26, 2004, between the Company and Michael Jeffries	Exhibit 10.13 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.13	Indemnification Agreement, dated May 26, 2004, between the Company and Hidetoshi Mine	Exhibit 10.14 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.14	Form of Investor Rights Agreement	Exhibit 10.16 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.15	Lease Agreement, dated September 16, 1998, between the Company and Plaza West Limited Partnership, successor in interest to Trizechahn Plaza West Limited Partnership, as amended	Exhibit 10.17 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.16	Sublease Agreement, dated October 26, 2005, between the Company and First Potomac Realty Investment L.P.	Exhibit 10.18 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.17	Amended and Restated Patent Access Agreement, dated June 30, 2006, among the Company, Sucampo Pharma Europe Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.19 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.18*	Exclusive Manufacturing and Supply Agreement, dated June 23, 2004, between the Company and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.20 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.19*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.21 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.20*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.22 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.21*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.23 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.22*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.24 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.23*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.25 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.24*	Services Agreement, dated February 9, 2006, between the Company and Ventiv Commercial Services, LLC	Exhibit 10.26 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.25	Indemnification Agreement, dated September 7, 2006, between the Company and Timothy Maudlin	Exhibit 10.27 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.26	Indemnification Agreement, dated September 7, 2006, between the Company and Sue Molina	Exhibit 10.28 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.27*	Exclusive Manufacturing and Supply Agreement, dated June 24, 2005, between Sucampo Pharma Europe Ltd. and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.29 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.28*	SPI-8811 and SPI-017 Exclusive Clinical Manufacturing and Supply Agreement, dated October 4, 2006, between the Company and R-Tech Ueno, Ltd.	Exhibit 10.31 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.29	Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	Exhibit 10.29 to the Company’s Annual Report on Form 10-K (filed March 27, 2008)

10.30^	Amendment to Employment Agreement, dated November 20, 2006, between the Company and Ryuji Ueno	Exhibit 10.35 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.31	Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.36 to Registration Statement No. 333-135133, Amendment No. 6 (filed May 14, 2007)

10.32^	Employment Agreement, effective June 1, 2007, between the Company and Sachiko Kuno	Exhibit 10.37 to Registration Statement No. 333-135133, Amendment No. 8 (filed July 17, 2007)

10.34	Indemnification Agreement, dated October 18, 2007, between the Company and Anthony C. Celeste	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)

10.38^	Amendment, dated December 6, 2007, to Employment Agreement between the Company and Gayle Dolecek	Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed December 14, 2007)

10.40^	Amendment, dated November 26, 2007, to Employment Agreement between the Company and Ryuji Ueno	Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed December 14, 2007)

10.41	Credit Line Agreement, dated March 5, 2008, between the Company and UBS Bank USA	Exhibit 10.41 to the Company’s Current Report on Form 10-K (filed March 27, 2008)

10.42	Amended and Restated Patent Access Agreement, dated February 18, 2009, among the Company, Sucampo Pharma Europe, Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 19, 2009)

10.43*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd and Abbott Japan Co. Ltd.	Exhibit 10.43 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

10.44*	Exclusive Manufacturing and Supply Agreement, dated February 23, 2009, between Sucampo Pharma, Ltd and R-Tech Ueno, Ltd.	Exhibit 10.44 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

10.45	Indemnification Agreement by and between the Company and Andrew J. Ferrara	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 22, 2008)

10.46	Separation Agreement and General Release by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)

10.47	Consulting Agreement by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)

10.48*	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors	Exhibit 10.1 to the Company’s Current Report on Form 10-Q (filed November 6, 2009)

2.2
Stock Purchase Agreement, dated December 23, 2010, by and among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à.r.l., and Sucampo Pharmaceuticals, Inc
Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.49	Special Agreement, dated November 22, 2010, between Sucampo Pharma, Ltd., Osaka, Japan, a wholly-owned subsidiary of the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd	Included herewith

10.50	Agreement on Bank Overdrafts, dated November 18, 2010, between Sucampo Pharma, Ltd., Osaka, Japan, a wholly-owned subsidiary of the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd	Included herewith

10.51
Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à r.l., as borrower, and Ryuji Ueno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender
Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.52
Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Sachiko Kuno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender
Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.53
Non-Competition Agreement, dated as of December 23, 2010 by and among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à r.l., and Sucampo Pharmaceuticals, Inc
Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.54^	Separation Agreement and General Release, dated January 28, 2011, between the Company and Jan Smilek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 22, 2011)

10.55^	Consulting Agreement, dated January 28, 2011, between the Company and Jan Smilek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed February 22, 2011)

21	Subsidiaries of the Company	Exhibit 21 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

^ Compensatory plan, contract or arrangement.
* Confidential treatment has been granted for portions of this exhibit.