Form 10-Q
period 2011-03-31
Sucampo Pharmaceuticals, Inc.
filed 2011-05-10
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33609

SUCAMPO PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0520478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4520 East-West Highway, 3rd Floor	(301) 961-3400
Bethesda, MD 20814	(Registrant’s telephone number,
(Address of principal executive offices,	including area code)
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. Please see definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 4, 2011, there were 15,660,682 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS:

Current assets:
Cash and cash equivalents	$48,358	$49,243
Investments, current	48,481	54,524
Product royalties receivable	9,118	10,516
Unbilled accounts receivable	2,579	1,097
Accounts receivable, net	623	731
Prepaid and income taxes receivable	3,587	702
Deferred tax assets, net	99	243
Restricted cash	15,113	15,113
Prepaid expenses and other current assets	1,954	2,374
Total current assets	129,912	134,543

Investments, non-current	3,007	5,028
Property and equipment, net	1,993	2,025
Deferred tax assets, non-current	4,324	4,178
Other assets	9,467	3,499
Total assets	$148,703	$149,273

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$3,139	$4,199
Accrued expenses	17,180	10,216
Deferred revenue, current	4,763	4,987
Notes payable, current	19,522	19,522
Total current liabilities	44,604	38,924

Notes payable, non-current	45,009	44,439
Deferred revenue, non-current	7,872	8,321
Other liabilities	3,701	3,759
Total liabilities	101,186	95,443

Commitments (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at March 31, 2011 and December 31, 2010; 15,660,682 and 15,659,917 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	156	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2011 and December 31, 2010; 26,191,050 shares issued and outstanding at March 31, 2011 and December 31, 2010	262	262
Additional paid-in capital	58,616	58,468
Accumulated other comprehensive income	17,022	16,574
Accumulated deficit	(28,539)	(21,630)
Total stockholders' equity	47,517	53,830
Total liabilities and stockholders' equity	$148,703	$149,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Revenues:
Research and development revenue	$1,964	$4,057
Product royalty revenue	9,118	9,773
Co-promotion revenue	938	855
Contract and collaboration revenue	154	151
Total revenues	12,174	14,836

Operating expenses:
Research and development	9,220	5,366
General and administrative	9,697	5,894
Selling and marketing	2,418	2,187
Total operating expenses	21,335	13,447

Income (loss) from operations	(9,161)	1,389
Non-operating income (expense):
Interest income	70	213
Interest expense	(611)	-
Other income (expense), net	(135)	607
Total non-operating income (expense), net	(676)	820

Income (loss) before income taxes	(9,837)	2,209
Income tax benefit (provision)	2,928	(409)
Net income (loss)	$(6,909)	$1,800

Net income (loss) per share:
Basic net income (loss) per share	$(0.17)	$0.04
Diluted net income (loss) per share	$(0.17)	$0.04
Weighted average common shares outstanding - basic	41,851	41,847
Weighted average common shares outstanding - diluted	41,851	41,849

Comprehensive income (loss):
Net income (loss)	$(6,909)	$1,800
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax effect	11	(17)
Foreign currency translation	437	(745)
Comprehensive income (loss)	$(6,461)	$1,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2010	15,659,917	$156	26,191,050	$262	$58,468	$16,574	$(21,630)	$53,830
Employee stock option expense	-	-	-	-	145	-	-	145
Stock issued under employee stock purchase plan	765	-	-	-	3	-	-	3
Foreign currency translation	-	-	-	-	-	437	-	437
Unrealized gain on investments, net of tax effect	-	-	-	-	-	11	-	11
Net loss	-	-	-	-	-	-	(6,909)	(6,909)
Balance at March 31, 2011	15,660,682	$156	26,191,050	$262	$58,616	$17,022	$(28,539)	$47,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(6,909)	$1,800
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	249	230
Loss on disposal of fixed assets	-	1
Deferred tax provision	(12)	138
Stock-based compensation	145	145
Amortization of premiums on investments	292	461
Notes payable paid-in-kind interest	570	-
Changes in operating assets and liabilities:
Accounts receivable	108	395
Unbilled accounts receivable	(1,482)	217
Product royalties receivable	1,398	1,250
Prepaid and income taxes receivable and payable, net	(2,893)	(453)
Accounts payable	(1,065)	(1,152)
Accrued expenses	3,902	(318)
Deferred revenue	(640)	(3,461)
Other assets and liabilities, net	290	568
Net cash used in operating activities	(6,047)	(179)

Cash flows from investing activities:
Purchases of investments	(8,790)	(35,778)
Proceeds from sales of investments	1,248	1,500
Maturities of investments	15,335	24,917
Purchases of property and equipment	(133)	(95)
Proceeds from disposals of property and equipment	-	3
Purchases of intangible assets	(3,000)	-
Net cash provided by (used in) investing activities	4,660	(9,453)

Cash flows from financing activities:
Issuance of notes receivable	-	(717)
Proceeds from employee stock purchase plan	3	5
Net cash provided by (used in) financing activities	3	(712)

Effect of exchange rates on cash and cash equivalents	499	(792)

Net decrease in cash and cash equivalents	(885)	(11,136)
Cash and cash equivalents at beginning of period	49,243	61,420
Cash and cash equivalents at end of period	$48,358	$50,284

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets included in accrued expenses	$3,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is an international pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds that occur naturally in the human body as a result of enzymatic, 15-PGDH, transformation of certain fatty acids. The Company is focused on developing prostones for the treatment of gastrointestinal, ophthalmic, respiratory, vascular and central nervous system diseases and other disorders for which there are unmet or underserved medical needs and significant commercial potential.

The therapeutic potential of prostones was first identified by one of our founders, Dr. Ryuji Ueno. To date, two prostone products have received marketing approval. AMITIZA® (lubiprostone) is a treatment approved by the U.S. Food and Drug Administration, or FDA, for chronic idiopathic constipation, or CIC, in adults of both genders and for irritable bowel syndrome with constipation, or IBS-C, in women aged 18 years and older. RESCULA® (unoprostone isopropyl) is FDA approved for the lowering of intra-ocular pressure, or IOP, in open-angle glaucoma or ocular hypertension in patients who are intolerant of or insufficiently responsive to other IOP lowering medications.

AMITIZA is being marketed and developed in the U.S. for gastrointestinal indications under a collaboration and license agreement, dated October 29, 2004, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda. The Company is primarily responsible for development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006 and for the treatment of IBS-C in May 2008. AMITIZA is currently being developed for the treatment of opioid-induced bowel dysfunction, or OBD. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there. The Company has also entered into a supplemental agreement with Takeda on February 1, 2006, or the Supplemental Takeda Agreement, which consists of certain key funding streams, including reimbursements of co-promotion costs and reimbursements of the costs of miscellaneous marketing activities.

In Japan, lubiprostone is being developed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott. The Company plans to file for approval in the United Kingdom for CIC and continues to evaluate the opportunities to obtain an appropriate label in the European Union based on the fact that lubiprostone is the only product approved by the FDA in the U.S. for chronic therapy for either CIC or IBS-C and received marketing authorization from Swissmedic, the Swiss Agency for Therapeutic Products, in November 2009 for CIC. The Company holds all development and commercialization rights to lubiprostone except in the U.S., Canada and Japan.

In April 2009, the Company acquired the rights from a related party under common control, R-Tech Ueno, Ltd. or R-Tech, a pharmaceutical research, development and manufacturing company in Japan, that is majority owned by our founders, to unoprostone isopropyl which allow the Company to commercialize RESCULA in the U.S. and Canada for its approved indication and all indications for the use of unoprostone isopropyl developed by the Company and R-Tech. On March 22, 2011, Sucampo Manufacturing & Research AG, or SMR, a wholly-owned subsidiary of the Company, entered into a license agreement with R-Tech for unoprostone isopropyl, expanding the rights of the Company’s subsidiaries beyond their previously agreed territory of the United States and Canada (those rights are held by Sucampo Pharma Americas, Inc.) to all countries in Europe and the rest of the world except Japan, Korea, Taiwan and the People’s Republic of China, or SMR Territories. The Company is evaluating the opportunities to obtain an appropriate label in the European Union and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl.

Other prostone compounds in the Company’s development plan include cobiprostone for the prevention of gastric ulcers and other gastrointestinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs, for use as a treatment for chronic obstructive pulmonary disease, or COPD, and as a potential treatment for oral mucositis. Additionally, the Company is developing SPI-017 for peripheral arterial disease, or PAD, and SPI-3608 as a potential for the management of pain caused by spinal stenosis.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2011. The financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo Pharma Ltd., based in Tokyo and Osaka, Japan, through which the Company conducts its Asian and Oceania operations; Sucampo Pharma Americas, Inc., based in Bethesda, Maryland, through which the Company conducts its operations in North and South America; Sucampo Pharma Europe Ltd., based in Oxford, U.K., in which we conduct certain operations in Europe; Sucampo AG, or SAG, and Sucampo Manufacturing & Research AG, based in Switzerland (through which the Company conducts certain operations in Europe and the rest of the world); Sucampo AG Japan, based in Osaka, Japan; and Ambrent Investments S.à r.l., based in Luxembourg. All significant inter-company balances and transactions have been eliminated.

In December 2010, the Company acquired Sucampo AG, or SAG, a Swiss-based patent-holding company, and its wholly-owned subsidiary SAG-J, a patent maintenance company. The acquisition of SAG and its subsidiary was accounted for as a merger of companies under common control and accounted for at historical cost. The financial information of these acquired entities is included in these condensed consolidated financial statements for all periods presented.

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

2.      Summary of Significant Accounting Policies

Cash and Cash Equivalents

For the purpose of the condensed consolidated balance sheets and statements of cash flows, cash equivalents include all highly liquid investments with a maturity of 90 days or less at the time of purchase.

Restricted Cash

Restricted cash amounted to approximately $15.1 million at March 31, 2011 and December 31, 2010. Restricted cash represents cash required to be deposited with financial institutions in connection with the Sucampo Pharma, Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. loan agreement and operating leases.

Current and Non-current Investments

Current and non-current investments consist primarily of U.S. Treasury bills and notes, U.S. government agencies securities, U.S. commercial paper, municipal and corporate bonds, mutual funds, variable rate demand notes, or VRDNs, and certificates of deposits. The Company classifies its investments into current and non-current based on their maturities and management’s reasonable expectation to realize these investments in cash. The Company classifies all of its investments, as available for sale securities and reports unrealized gains or losses, net of related tax effects, in other comprehensive income.

Fair Value

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses, approximate their fair values based on their short maturities, independent valuations or internal assessments.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Revenue Recognition

The Company’s revenues are derived primarily from collaboration and license agreements and include up-front payments, development milestone payments, reimbursements of development and co-promotion costs and product royalties.

The Company evaluated the multiple deliverables within the collaboration and license agreements in accordance with the guidance of multiple deliverables to determine whether the delivered elements that are the obligation of the Company have value to other parties to the agreement on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting. The Company’s deliverables under the Takeda Agreement and the Abbott Agreement, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 10 below.

The Company applies a time-based model of revenue recognition for cash flows associated with research and development deliverables under the Takeda Agreement. Under this model, cash flow streams related to each unit of accounting are recognized as revenue over the estimated performance period. Upon receipt of cash payments, such as development milestones, revenue is recognized to the extent the accumulated service time has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. In cases where milestone payments are received after the completion of the associated development period, the Company recognizes revenue upon completion of the performance obligation. Revenue is limited to amounts that are nonrefundable and that the other party to the agreement is contractually obligated to pay to the Company. The Company recognizes reimbursable research and development costs under the Takeda Agreement as research and development revenue using a time-based model over the estimated performance period. The research and development revenue for these obligations is limited to the lesser of the actual reimbursable costs incurred or the straight-line amount of revenue recognized over the estimated performance period. Revenues are recognized for reimbursable costs only if those costs can be reasonably determined.

The Company applies a proportional-performance model using the percentage-of-completion method of revenue recognition for cash flows associated with research and development deliverables under the Abbott Agreement. Since the Company has previous research and development experience and the expected cost to complete the development can be reasonably estimated, the Company believes a proportional-performance methodology of revenue recognition is appropriate. Under this method, revenue in any period is recognized as a percentage of the total actual cost expended relative to the total estimated costs required to satisfy the performance obligations under the arrangement related to the development. Revenue recognized is limited to the amounts that are non-refundable and that the other party to the agreement is contractually obligated to pay to the Company. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. Research and development costs are not reimbursable under the Abbott Agreement.

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

The Company has also entered into the Supplemental Takeda Agreement, which consists of the following key funding streams: reimbursements of co-promotion costs based upon a per-day rate and reimbursements of the costs of miscellaneous marketing activities, which the Company recognizes as revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts.

The Company considers its participation in the joint committees under the collaboration and license agreements as separate deliverables under the contracts and recognizes the fair value of such participation as collaboration revenue over the period of the participation per the terms of the contracts.

The Company has determined that it is acting as a principal under the Takeda Agreements and the Abbott Agreement and, as such, records revenue on a gross basis in the condensed consolidated statements of operations and comprehensive income (loss).

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Contract Revenue

Contract revenue relates to development and consulting activities with R-Tech and is accounted for under the time-based model.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of March 31, 2011 and December 31, 2010, approximately $33.0 million, or 28.7%, and $34.1 million, or 27.6%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments was issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

The Company’s products, AMITIZA and RESCULA, does and will, respectively, compete in a rapidly changing, highly competitive market, which is characterized by advances in scientific discovery, changes in customer requirements, evolving regulatory requirements and developing industry standards. Any failure by the Company to anticipate or to respond adequately or timely to scientific developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s business, operating results and future cash flows.

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

Revenues from one unrelated party, Takeda, accounted for 94.8% and 80.7%, of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 99.9% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at March 31, 2011 and December 31, 2010. Revenues from another unrelated party, Abbott, accounted for 4.3% and 18.6% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted (see Note 10 below for additional details).

The Company has an exclusive supply arrangement with R-Tech to provide it with commercial and clinical supplies of its product and product candidates. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (see Note 8 below for additional details).

Error in Previously Issued Financial Statements

The Company incorrectly classified certain VRDNs as cash equivalents rather than short-term investments in its previously filed financial statements for the quarter ended March 31, 2010. The misclassification resulted in an immaterial error to the Company's quarterly balance sheet and statement of cash flows, whereby cash balances and net cash provided by investing activities were overstated by $14.8 million for the first quarter of 2010. The March 31, 2010 quarterly cash flow statement has been revised.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, issued an amendment to the authoritative guidance which addresses how revenues should be allocated among products and services in a singular sales arrangement. The guidance establishes a hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence, or VSOE, at the highest level, third-party evidence of VSOE at the intermediate level, and management's best estimate at the lowest level. It replaces "fair value" with "selling price" in revenue allocation guidance. It also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance will be effective prospectively for agreements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the guidance effective January 1, 2011, and such adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

The computation of net income (loss) per share for the three months ended March 31, 2011 and 2010 is shown below:

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Basic net income (loss) per share:
Net income (loss)	$(6,909)	$1,800

Weighted average class A and B common shares outstanding	41,851	41,847

Basic net income (loss) per share	$(0.17)	$0.04

Diluted net income (loss) per share:
Net income (loss)	$(6,909)	$1,800

Weighted average class A and B common shares outstanding for diluted net income per share	41,851	41,849

Diluted net income (loss) per share	$(0.17)	$0.04

For the periods listed above, the potentially dilutive securities used in the calculations of diluted historical net loss per share as of March 31, 2011 and 2010 are shown below:

	March 31,
(In thousands)	2011	2010
Employee stock options	-	52
Non-employee stock options	-	-

For the periods listed above, the following securities were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive as of March 31, 2011 and 2010 are shown below:

	March 31,
(In thousands)	2011	2010
Employee stock options	1,528	1,092
Non-employee stock options	450	450

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

4.	Current and Non-Current Investments

At March 31, 2011 and December 31, 2010, current and non-current available-for-sale investments consisted of the following securities:

	March 31, 2011
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$1,001	$-	$-	$1,001
U.S. commercial paper	4,244	4	-	4,248
U.S. government securities	12,192	9	-	12,201
Municipal securities	11,265	2	(5)	11,262
Certificates of deposits	500	-	-	500
Corporate bonds	6,800	14	-	6,814
Variable rate demand notes	12,455	-	-	12,455
Total	$48,457	$29	$(5)	$48,481

Non-current:
Corporate bonds	$3,001	$6	$-	$3,007
Total	$3,001	$6	$-	$3,007

	December 31, 2010
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$1,002	$1	$-	$1,003
U.S. commercial paper	999	-	-	999
U.S. government securities	16,525	7	(4)	16,528
Municipal securities	17,582	6	(12)	17,576
Certificates of deposits	750	-	-	750
Corporate bonds	6,665	5	(2)	6,668
Variable rate demand notes	11,000	-	-	11,000
Total	$54,523	$19	$(18)	$54,524

Non-current:
Corporate bonds	$5,019	$11	$(2)	$5,028
Total	$5,019	$11	$(2)	$5,028

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company’s assets measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, as of March 31, 2011 and December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
March 31, 2011	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$1,001	$-	$-	$1,001
U.S. government securities	12,201	-	-	12,201
U.S. commercial paper	-	4,248	-	4,248
Corporate bonds	9,821	-	-	9,821
Municipal securities	11,262	-	-	11,262
Certificates of deposits	-	500	-	500
Money market funds	4,993	-	-	4,993
Variable rate demand notes	12,455	-	-	12,455
Total assets measured at fair value	$51,733	$4,748	$-	$56,481

	Fair Value Measurements at Reporting Date Using
December 31, 2010	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$1,003	$-	$-	$1,003
U.S. government securities	16,528	-	-	16,528
U.S. commercial paper	-	999	-	999
Corporate bonds	11,696	-	-	11,696
Municipal securities	17,576	-	-	17,576
Certificates of deposits	-	750	-	750
Money market funds	780	-	-	780
Variable rate demand notes	11,000	-	-	11,000
Total assets measured at fair value	$58,583	$1,749	$-	$60,332

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5.	Intangible Assets

In April 2009, the Company entered into two agreements with R-Tech to acquire all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the U.S. and Canada. Although RESCULA eye drops have been approved by the FDA since 2000, RESCULA is not currently marketed in the U.S. or Canada. The Company plans to re-launch RESCULA in the U.S. for its approved indication after approval of a commercially viable label from the FDA.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Under the terms of the 2009 R-Tech agreements, the Company made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of RESCULA for the treatment of glaucoma which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of March 31, 2011, both of which are reflected in other non-current assets in the accompanying condensed consolidated balance sheet. The Company is amortizing the $3.4 million over the 10-year life of the license agreement, which management believes approximates the useful life of the underlying rights and data. Amortization expense was $85,000 for the three months ended March 31, 2011 and 2010. The annual amortization expense will be approximately $342,000 through April 2019.

On March 22, 2011, SMR entered into a license agreement with R-Tech for unoprostone isopropyl, expanding the rights of the Company’s subsidiaries beyond their previously agreed territory of the United States and Canada (those rights are held by Sucampo Pharma Americas, Inc.) to all countries in Europe and the rest of the world except the SMR Territories. This alliance ensures state of the art global development and commercialization between the Company, and all its subsidiaries, and R-Tech for all current and potential indications.

Under the terms of the 2011 SMR and R-Tech license agreement, SMR holds exclusive rights to develop, use, make, have made, export, commercialize, promote, offer for sale and sell unoprostone isopropyl in the SMR Territories. R-Tech will retain rights to unoprostone isopropyl in Japan, Korea, Taiwan and the People’s Republic of China. Additionally, SMR has the exclusive right to develop unoprostone isopropyl for certain additional ophthalmic indications in the SMR Territories beyond its approved glaucoma and ocular hypertension indication as well as rights to all associated patents and other intellectual property associated with unoprostone isopropyl in these territories. R-Tech retains all other commercial and development rights.

SMR made an upfront payment to R-Tech of $3.0 million, which is reflected in other non-current assets in the accompanying condensed consolidated balance sheet, and may be required to pay up to $103.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $3.0 million is payable upon the earlier of product approval within the SMR Territories or by March 15, 2012, which is reflected in accrued expenses in the accompanying condensed consolidated balance sheet. SMR will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the license agreement, which management believes approximates the useful life of the underlying rights and data. No amortization was expensed for the three months ended March 31, 2011. The annual amortization expense will be approximately $600,000 through March 2021.

6.	Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In thousands)	2011	2010
Research and development costs	$7,592	$4,146
Employee compensation	1,005	1,795
Selling and marketing costs	102	305
Legal service fees	4,155	2,620
Rescula milestone	3,500	500
Other accrued expenses	826	850
Total	$17,180	$10,216

7.	Commitments

Operating Leases

The Company leases office space in the United States, the United Kingdom and Japan under operating leases ranging through 2017. Total future minimum, non-cancelable lease payments under operating leases were as follows as of March 31, 2011:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)
2011 (April - December)	$1,086
2012	1,283
2013	997
2014	1,024
2015	1,052
2016 and thereafter	1,223
Total minimum lease payments	$6,665

Rent expense for all operating leases was approximately $366,000 and $340,000 for the three months ended March 31, 2011 and 2010, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party clinical research organizations, or CROs, to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs through 2013 under these agreements as of March 31, 2011 were approximately $15.4 million.

8.	Related Party Transactions

R-Tech Ueno, Ltd.

In addition to the unoprostone isopropyl agreements described in Note 5 above, the Company is a party to other development and exclusive supply agreements with R-Tech covering various compounds and territories. The Company’s founders, Drs. Ueno and Kuno, directly or indirectly, own a majority of the stock of R-Tech.

The Company recorded the following expenses under its agreements with R-Tech for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In thousands)	2011	2010
Clinical supplies	$-	$17
Other research and development services	3	-
Commercial supplies	123	69
	$126	$86

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In thousands)	2011	2010
Deferred revenue, current	$433	$433
Deferred revenue, non-current	5,727	5,839
	$6,160	$6,272

The Company recognized approximately $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended March 31, 2011 and 2010, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

9.	Notes Payable

In November 2010, Sucampo Pharma, Ltd., entered into a ¥1,000,000,000, approximating $12.0 million as of the closing date, secured term loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, or the Bank. The loan agreement provides for the extension of credit for the period of one year, which can be renewed annually upon the agreement of the Company, Sucampo Pharma, Ltd and the Bank. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of Sucampo Pharma, Ltd. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, or TIBOR, plus 1% and is reset quarterly. The interest rate for the first three months of 2011 is 1.34%. In connection with the loan agreement, the Company and the Bank executed a guarantee agreement, which provides full guarantee by the Company on behalf of Sucampo Pharma, Ltd’s obligation to the Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Bank, and the deposit bears annual interest of 0.4%, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

Subordinated Unsecured Promissory Notes

In connection with the December 2010 acquisition of SAG and SAG-J, Ambrent issued a subordinated unsecured promissory note, or notes, to each of the Ueno Trust and Kuno Trust, a related party. Each of the notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the notes is equal to the per annum rate of interest determined on the basis of the sum of London Interbank Offered Rate, or LIBOR, plus 4.0%, and will be reset every six months on December 1st and June 1st of each year, with the first reset on June 1, 2011.

The notes provide for a semi-annual repayment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that, until December 1, 2012, all accrued and unpaid interest will not be paid in cash and will instead be added to the principal balance of the notes, and Ambrent will make only two scheduled principal payments on December 1, 2011 and December 1, 2012. For the three months ended March 31, 2011, approximately $570,000 of interest expense was added to the principal balance of the notes as paid-in-kind.

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

Notes payable consist of the following as of March 31, 2011 and December 30, 2010:

	March 31,	December 31,
(In thousands)	2011	2010
Loan agreement, The Bank of Tokyo-Mitsubishi UFJ, Ltd	$12,022	$12,022
Promissory notes, Sellers of SAG	52,509	51,939
	$64,531	$63,961

Notes payable, current	$19,522	$19,522
Notes payable, non-current	45,009	44,439
	$64,531	$63,961

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The aggregated scheduled maturities of notes payable were as follows as of March 31, 2011:

March 31,
(In thousands)	2011
Due in one year	$19,522
Due in two years	7,500
Due in three years	7,728
Due in four years	8,025
Due in five years	8,337
Thereafter	13,419
$64,531

10.	Collaboration and License Agreements

Abbott Agreement

In February 2009, the Company entered into the Abbott Agreement, an exclusive 19-year license, commercialization and supply agreement with Abbott to develop and commercialize lubiprostone for the treatment of CIC in Japan. Additionally, the agreement grants Abbott the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Payments to the Company under the terms of the Abbott Agreement include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.

The Company has received a total of $22.5 million in up-front and development milestone payments through March 31, 2011 under the Abbott Agreement. Subject to future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under the Abbott Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreement for the three months ended March 31, 2011:

	Amount Deferred at December 31,	Cash Received for the Three Months Ended March 31,	Revenue Recognized for the Three Months Ended March 31,	Foreign Currency Effects for the Three Months Ended March 31,	Amount Deferred at March 31,
(In thousands)	2010	2011	2011	2011	2011
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$868	$-	$13	$(11)	$844

Research and development revenue:
Up-front payment	$707	$-	$220	$(8)	$479
Development milestone payment	$948	-	296	(10)	$642
Total	$1,655	$-	$516	$(18)	$1,121

Takeda commercialization and license agreement

In October 2004, the Company entered into the Takeda Agreement, a 16-year collaboration and license agreement with Takeda to exclusively co-develop, commercialize and sell products that contain lubiprostone for gastroenterology indications in the United States and Canada. On February 1, 2006, the Company entered into the Supplemental Takeda Agreement, which supplemented the responsibilities of both the Company and Takeda for the co-promotion of AMITIZA and clarified the funding arrangements for other marketing services to be performed by both parties. Payments to the Company under the Takeda Agreements, include a non-refundable up-front payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and product royalties.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company has received a total of $150.0 million in up-front and development milestone payments through March 31, 2011 under the Takeda Agreement. Subject to future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

On March 12, 2010, the Company submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Takeda Agreement, which specifies that New York law will govern the procedural and substantive aspects of the arbitration. The Company believes that Takeda’s failure to generate an appropriate level of U.S. sales of AMITIZA is the result of its material breach of the Takeda Agreement, including, without limitation, its continuing failure to exercise its best efforts to promote, market and sell AMITIZA and to maximize its net sales revenue, and its ongoing refusal to collaborate and provide the Company with information to which the Company is entitled under the Takeda Agreement. The Company also claims that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only the Company and the AMITIZA brand, but also consumers. The Company sent Takeda another notice of material breach in December 2010, which specifically set forth all of the claims asserted in the arbitration submission. The Company is seeking all appropriate relief, including production by Takeda of all information to which the Company is entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. The arbitrators have reset the hearing on the Company’s claims to conclude by mid-December 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. The Company has spent and expects to spend significant resources in the dispute with Takeda, and these arbitration proceedings may require the continuing attention of the Company’s senior management.

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the three months ended March 31, 2011:

	Amount Deferred at December 31,	Cash Received for the Three Months Ended March 31,	Revenue Recognized for the Three Months Ended March 31,	Change in Accounts Receivable for the Three Months Ended March 31,	Amount Deferred at March 31,
(In thousands)	2010	2011	2011	2011*	2011
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$1,470	$-	$37	$-	$1,433

Research and development revenue:
Reimbursement of research and development expenses	$3,042	$-	$1,448	$1,483	$3,077

Product royalty revenue	$-	$10,516	$9,118	$(1,398)	$-

Co-promotion revenue	$-	$1,037	$938	$(99)	$-

*     Includes billed and unbilled accounts receivable.

11.	Stock Option Plans

The following table summarizes the employee stock option activity for the three months ended March 31, 2011 under the Company’s 2001 Incentive Plan:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	345,100	$10.44
Options outstanding, March 31, 2011	345,100	10.44	2.87	$-
Options exercisable, March 31, 2011	345,100	10.44	2.87	$-

The following table summarizes the employee stock option activity for the three months ended March 31, 2011 under the Company’s Amended and Restated 2006 Stock Incentive Plan or 2006 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	1,201,650	$5.69
Options forfeited	(13,650)	3.85
Options expired	(5,050)	3.86
Options outstanding, March 31, 2011	1,182,950	5.72	8.34	$-
Options exercisable, March 31, 2011	616,317	6.84	7.83	$-

No options were granted during the three months ended March 31, 2011. The weighted average grant date fair value of options granted during the year ended December 31, 2010 was $2.05. As of March 31, 2011, approximately $1.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 3.0 years.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the Company’s 2001 Incentive Plan. As of March 31, 2011 and December 31, 2010, 450,000 of these options were outstanding and exercisable. These non-employee stock options vested immediately and have a weighted average exercise price per share of $5.85 and $5.85, respectively, and remaining contractual life of 4.09 and 5.33 years, respectively, as of March 31, 2011 and December 31, 2010.

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, or ESPP, a total of 765 and 1,329 shares of class A common stock were purchased during the three months ended March 31, 2011 and 2010, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The Company received $3,052 and $4,507 upon purchase of shares under the ESPP for the three months ended March 31, 2011 and 2010, respectively.

12.	Income Taxes

For the three months ended March 31, 2011 and 2010, the Company recorded a tax benefit of $2.9 million and a tax provision of $409,000, respectively. The tax benefit for the three months ended March 31, 2011 primarily pertained to the taxable loss generated by the Company's U.S. subsidiary for which a tax benefit is being recognized, offset by the tax provision by its Swiss subsidiary. The tax provision for the three months ended March 31, 2010 primarily pertained to taxable income generated by the Company’s U.S. and Swiss subsidiaries. The Company’s other subsidiaries based in Europe and Japan incurred pre-tax losses for the three months ended March 31, 2011 and 2010, for which no tax benefit was recognized.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company has estimated its annual effective tax rate for the full fiscal year 2011 and 2010 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods. There is no tax benefit recognized on the net operating losses incurred in the foreign jurisdictions due to the lack of evidence supporting the Company’s ability to use these losses in the future.

Uncertain Tax Positions

The Company applies the FASB’s guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.

The Company had an outstanding non-current income tax liability of approximately $1.4 million, including interest, for uncertain tax positions as of March 31, 2011. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s condensed consolidated financial statements, and is reflected in other liabilities in the accompanying condensed consolidated balance sheets. The liability for uncertain tax positions as of March 31, 2011 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

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

13.	Segment Reporting

The Company has determined that it has three reportable segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. The Company evaluates the performance of these segments based on income (loss) from operations, as well as other factors, including the progress of its research and development activities. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services. Following is a summary of financial information by reportable geographic segment for the three months ended March 31, 2011 and 2010.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended March 31, 2011
Research and development revenue	$1,448	$-	$516	$1,964
Product royalty revenue	9,118	-	-	9,118
Co-promotion revenue	938	-	-	938
Contract and collaboration revenue	141	-	13	154
Total revenues	11,645	-	529	12,174
Research and development expenses	7,326	527	1,367	9,220
Depreciation and amortization	227	5	17	249
Other operating expenses	11,275	304	287	11,866
Loss from operations	(7,183)	(836)	(1,142)	(9,161)
Interest income	69	1	-	70
Interest expense	-	(570)	(41)	(611)
Other non-operating income (expense), net	(4)	(199)	68	(135)
Loss before income taxes	$(7,118)	$(1,604)	$(1,115)	$(9,837)
Capital expenditures	$42	$6,000	$91	$6,133

Three Months Ended March 31, 2010
Research and development revenue	$1,304	$-	$2,753	$4,057
Product royalty revenue	9,773	-	-	9,773
Co-promotion revenue	855	-	-	855
Contract and collaboration revenue	141	-	10	151
Total revenues	12,073	-	2,763	14,836
Research and development expenses	2,140	176	3,050	5,366
Depreciation and amortization	218	3	9	230
Other operating expenses	7,268	310	273	7,851
Income (loss) from operations	2,447	(489)	(569)	1,389
Interest income	210	1	2	213
Other non-operating income (expense), net	(35)	628	14	607
Income (loss) before income taxes	$2,622	$140	$(553)	$2,209
Capital expenditures	$91	$-	$4	$95

As of March 31, 2011
Property and equipment, net	$1,649	$21	$323	$1,993
Identifiable assets, net of intercompany loans and investments	$100,298	$33,579	$14,826	$148,703

As of December 31, 2010
Property and equipment, net	$1,750	$24	$251	$2,025
Identifiable assets, net of intercompany loans and investments	$102,096	$30,789	$16,388	$149,273

14.	Supplemental Information

The following is additional information for three months ended March 31, 2010 on SAG and the Company prior to the December 2010 SAG acquisition which results are now incorporated in the Company’s results.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

			Consolidating Information
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2010	2010
Income Statement	Consolidated Including SAG		SAG	Consolidated Excluding SAG
Revenues	$12,174	$14,836	$-	$14,836
Operating expenses	(21,335)	(13,447)	1,602	(15,049)
Non-operating income (expense)	(676)	820	701	119
Income (loss) before income taxes	(9,837)	2,209	2,303	(94)
Income tax benefit (provision)	2,928	(409)	(204)	(205)
Net income (loss)	(6,909)	1,800	2,099	(299)

Cash Flows
Operating activities	(6,047)	(179)	676	(855)
Investing activities	4,660	(9,453)	2	(9,455)
Financing activities	3	(712)	(716)	4
Effect of exchange rates on cash and cash equivalents	499	(792)	(819)	27
Net decrease in cash and cash equivalents	(885)	(11,136)	(857)	(10,279)
Cash and cash equivalents at beginning of period	49,243	61,420	34,706	26,714
Cash and cash equivalents at end of period	48,358	50,284	33,849	16,435

15.	Subsequent Events

On May 2, 2011 the Company granted in the aggregate options to purchase 2,084,550 shares of its Class A common stock, consisting of 700,388 shares of time-based options and 1,384,162 shares of performance stock options to its independent directors and all eligible employees. The time-based stock options (a) vest in equal annual installments over the four-year period commencing on the first anniversary of the date of grant (i.e., the first 1/4 of the stock option grant would vest on the first anniversary of the date of grant) so long as the individual is in continuous service with the Company on each such date (subject to certain exceptions), (b) have an exercise price equal to the closing price of the Company's common stock on the Nasdaq Global Market on the date of grant, and (c) have a term of 10 years from such date. The performance-based options (a) vest in certain percentages based on the attainment of specific stock price targets over a 30 day trading period so long as the individual is in continuous service with the Company on each such date (subject to certain exceptions), (b) have an exercise price equal to the closing price of the Company's common stock on the Nasdaq Global Market on the date of grant, and (c) must vest within a term of 4 years from such date but otherwise have a term of 10 years from the date of grant. The percentages and target prices are: 40.0% at $8.00 per share, 40.0% at $12.00 per share, and 20.0% at $16.00 per share. All options were issued with an exercise price equal to the fair market value of the stock price, or $4.41 per share of common stock, on the date of the grant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 8, 2011.  You should also  read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

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

The therapeutic potential of prostones was first identified by one of our founders, Dr. Ryuji Ueno. To date, two prostone products have received marketing approval. AMITIZA® (lubiprostone) is a treatment approved by the FDA for chronic idiopathic constipation, or CIC, in adults of both genders and for irritable bowel syndrome with constipation, or IBS-C, in women aged 18 years and older. RESCULA® (unoprostone isopropyl) is FDA-approved for the lowering of intra-ocular pressure, or IOP, in open-angle glaucoma or ocular hypertension in patients who are intolerant of or insufficiently responsive to other IOP lowering medications.

We generate revenue mainly from product royalties, development milestone payments, and clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities and as we seek regulatory approvals for additional indications for AMITIZA, RESCULA and other compounds both in the U.S. and other countries. Additionally, we expect to expand our international operations.

In the United States, AMITIZA is being marketed and developed under a collaboration and license agreement, dated October 29, 2004, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda, for gastrointestinal indications. Takeda holds the same rights to AMITIZA in Canada, but it has not yet marketed AMITIZA there. Under the Takeda Agreement, Takeda is responsible for the commercialization of AMITIZA in the U.S. and Canada. Takeda currently sells AMITIZA mainly to U.S. office-based specialty and primary care physicians and reimburses us a part of our co-promotion expenses. Under a supplemental agreement with Takeda entered into on February 1, 2006, or the Supplemental Takeda Agreement, we currently co-promote AMITIZA in the U.S. through a specialty sales force which focuses on the institutional marketplace, including long-term care and veteran’s affairs facilities. Takeda records all sales of AMITIZA and we receive a tiered royalty based on net sales. We are primarily responsible for AMITIZA research and development efforts and hold the new drug application, or NDA. Takeda reimburses us for a significant portion of our research and development activities.

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Takeda Agreement, which specifies that New York law will govern the procedural and substantive aspects of the arbitration. We believe that Takeda’s failure to generate an appropriate level of U.S. sales of AMITIZA is the result of its material breach of the Takeda Agreement, including, without limitation, its continuing failure to exercise its best efforts to promote, market and sell AMITIZA and to maximize its net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the Takeda Agreement. We also claim that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the AMITIZA brand, but also consumers. We sent Takeda another notice of material breach in December 2010, which specifically set forth all of the claims asserted in the arbitration submission. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed and the arbitration proceedings have commenced. The arbitrators have reset the hearing on our claims to conclude by mid-December 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. We have spent and expect to spend significant resources in the dispute with Takeda, and these arbitration proceedings may require the continuing attention of our senior management.

In Japan, lubiprostone is developed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott. We hold all other development and commercialization rights to lubiprostone in all other territories worldwide, including in Switzerland, where lubiprostone has received marketing approval from the Swiss authorities.

In Japan, lubiprostone is developed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott. We hold all other development and commercialization rights to lubiprostone in all other territories worldwide, including in Switzerland, where lubiprostone has received marketing approval from the Swiss authorities.

In April 2009, we acquired the rights to unoprostone isopropyl, which allow us to commercialize the product, RESCULA, in the U.S. and Canada for its approved indication and unoprostone isopropyl for any indications developed by us or R-Tech. On March 22, 2011, Sucampo Manufacturing & Research AG, or SMR, a wholly-owned subsidiary, entered into a license agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q, with R-Tech for unoprostone isopropyl, expanding the rights of the Company’s subsidiaries beyond their previously agreed territory of the United States and Canada (those rights are held by Sucampo Pharma Americas, Inc.) to all countries in Europe and the rest of the world except Japan, Korea, Taiwan and the People’s Republic of China, or the SMR Territories. We are evaluating the opportunities to obtain an appropriate label in the European Union and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl.

Our operations are conducted through subsidiaries based in Japan, the United States, Switzerland the United Kingdom and Luxembourg. Our reportable geographic segments are Asia, the United States and Europe and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these subsidiaries. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

Drs. Ryuji Ueno and Sachiko Kuno, together, directly or indirectly, own a majority of the stock of R-Tech. Drs. Ueno and Kuno also are our controlling stockholders and are married to each other. Dr. Ueno is our Chief Executive Officer and Chairman of the Board of Directors. Dr. Kuno is a member of our Board of Directors, our advisor on international business development and is a member of the Board of Directors of R-Tech.

Our Clinical Development Programs

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA (lubiprostone) in the United States and Canada

We currently are pursuing development of a third gastrointestinal indication of AMITIZA for the treatment of opioid-induced bowel dysfunction, or OBD, in patients with chronic non-cancer pain, a constipation-related gastrointestinal indication. In July 2009, we reported top-line results for the two identically-designed efficacy studies, one of which met the primary endpoint by demonstrating a statistically significant change from baseline in the frequency of spontaneous bowel movements at week 8 of treatment when compared to placebo. Based on a subsequent meeting with the FDA, we decided to conduct one additional phase 3 efficacy study in order to submit a supplemental new drug application, or sNDA, for the OBD indication. This third phase 3 study of lubiprostone to evaluate its effectiveness as a treatment of OBD was initiated in December 2010, and enrollment is expected to be completed during the third quarter of 2011. If successful, the data from the trials will enable a filing of a sNDA with the FDA and the regulatory authorities in Europe.

AMITIZA (lubiprostone) in Japan

To date, we have received a total of $22.5 million in payments from Abbott, consisting of an upfront payment and clinical and regulatory milestone payment. We could receive additional milestone payments based on achieving other specified development and commercialization goals. We have retained the right to co-promote lubiprostone in Japan as well as its development and commercialization rights to all other therapeutic areas subject to Abbott’s right of first refusal.

In September 2010, we submitted a marketing authorization application to the Japanese Pharmaceuticals and Medical Devices Agency for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC. The submission includes the results of a pivotal phase 3 efficacy trial of lubiprostone in Japanese CIC patients, which met its primary endpoint with statistical significance (p<0.001) and demonstrated a safety profile consistent with previously reported clinical lubiprostone data. The primary endpoint of this trial was a change in the number of SBMs at the end of the first week of treatment. This pivotal, double-blinded, placebo-controlled trial evaluated 124 Japanese CIC patients each of whom received one lubiprostone 24-mcg, or placebo, capsule twice daily for 28 days. These top-line pivotal phase 3 efficacy results were reported in June 2010. The September 2010 submission was updated in December 2010 with the complete results of the phase 3 long-term, open-label multicenter safety trial in 209 Japanese CIC patients. Top-line results from that safety trial, which were reported by us in November 2010, demonstrated that lubiprostone was safe and well-tolerated. If AMITIZA is approved for sale in Japan, it will be the first new drug indicated for constipation in Japan in more than ten years. Currently, constipation patients in Japan are treated with laxatives, which generate annual sales of approximately $326.0 million. Magnesium oxide is a leading laxative treatment for constipation in Japan and, in 2009, generated annual sales of approximately $129.0 million. The constipation market grew by approximately 6.0% from 2008 to 2009. Future market growth is expected to continue and is fueled by an increasingly older population and changes in eating and lifestyle habits.

On December 22, 2010, Sucampo Pharma, Ltd. provided Abbott notice to initiate Abbott’s 120-day negotiation rights to exercise its right of first refusal to the OBD indication for Japan, which indication in Japan will include patients with cancer treated chronically with opiates other than methadone, but may not include other OBD patients. The 120-day negotiation period expired without an agreement with Abbott on the terms and conditions for a license for the OBD indication. Sucampo Pharma, Ltd. will now negotiate with third parties, and Abbott will have 45 days to meet the terms and conditions of any third party bona fide offer.

AMITIZA (lubiprostone) in other countries

We have retained full rights to develop and commercialize AMITIZA for the rest of the world’s markets outside of the U.S., Canada and Japan. To file a marketing application authorization, or MAA, in Europe, an approved Pediatric Investigation Plan, or PIP, for lubiprostone in CIC, is required. We have received notice of a positive opinion from the Pediatric Committee of the European Medicines Agency, or EMA, of our PIP. As a result, we intend to file an MAA later this year.

In November 2009, we announced that Swissmedic, the Swiss Agency for Therapeutic Products, has granted Sucampo Pharma Europe, Ltd. a marketing authorization for lubiprostone for the long-term treatment of adult patients with CIC. This is the first European regulatory approval and is the first prescription medicine to be approved in Switzerland for the long-term treatment of CIC. We are currently pursuing approval of a pricing and reimbursement with the Swiss authorities and expect a decision in mid 2011. In the event of a favorable pricing decision from the Swiss authorities, Sucampo Pharma Europe, Ltd. intends to launch AMITIZA.

We continue to evaluate the opportunities to obtain approvals in the other countries of Europe for chronic therapy of CIC.

RESCULA (unoprostone isopropyl)

Under our 2009 and 2011 agreements with R-Tech, we hold the exclusive rights to commercialize and develop RESCULA worldwide except for Japan, Korea, Taiwan and the People’s Republic of China for its approved indication and any new indication. We also have the right of first refusal to commercialize RESCULA in the U.S. and Canada for any additional indications for which unoprostone is developed by R-Tech. Currently, we are evaluating the requirements to reactivate RESCULA’s licenses in the European countries in which it has been registered, but those registrations have lapsed. In addition, we may develop RESCULA as a treatment for an array of ophthalmic diseases including dry age-related macular degeneration, or dry AMD, and diabetic retinopathy. We have initiated a phase 2a proof of concept study for the ophthalmic indication of dry AMD in the second quarter of 2011.

Product Pipeline

The table below summarizes the development status of AMITIZA, RESCULA and several other prostone-based product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of AMITIZA in the U.S., Canada and Japan, which is covered by the Takeda Agreements and the Abbott Agreement, and for RESCULA, for which we hold the U.S. and Canadian rights. Commercialization may take several years after successful completion of studies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
AMITIZA ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Approved in Switzerland	Pricing negotiations with Swiss government health agency

		Phase 3 efficacy and safety trials in Japanese patients results reported	Approval of marketing authorization in Japan

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	_____

	Chronic idiopathic constipation (CIC) (pediatric, patients with renal impairment and patients with hepatic impairment)	Phase 4 pediatric, renal impairment and hepatic impairment trials completed and submitted to the FDA	_____

	Opioid-induced bowel dysfunction (OBD) in patients with chronic non-cancer pain	Two phase 3 efficacy trials results reported	Phase 3 safety trial and the third efficacy trial to complete in 2011

	Opioid-induced bowel dysfunction (OBD) in cancer patients	Phase 2/3 clinical trial design underway	Initiation of phase 2/3 clinical trial

RESCULA ® (unoprostone isopropyl)	Dry age-related macular degeneration (dry AMD)	Phase 2a proof-of-concept study	Phase 2a study completion

	Glaucoma and ocular hypertension	Approved in the U.S.	Limited commercialization

Cobiprostone	Gastrointestinal
	Oral mucositis	Preclinical	Phase 1 trial

	Prevention of non-steroidal anti-inflammatory drug (NSAID)-induced ulcers	Phase 2a trial results reported	_____

Pulmonary
	Chronic obstructive pulmonary disease (COPD)	Preclinical	Finalize inhaled formulation

SPI-3608	Spinal stenosis	Preclinical	Phase 1 trial

Results of Operations

Comparison of three months ended March 31, 2011 and March 31, 2010

Revenues

The following table summarizes our revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Research and development revenue	$1,964	$4,057
Product royalty revenue	9,118	9,773
Co-promotion revenue	938	855
Contract and collaboration revenue	154	151
Total	$12,174	$14,836

Total revenues were $12.2 million for the three months ended March 31, 2011 compared to $14.8 million for the three months ended March 31, 2010, a decrease of $2.6 million or 17.9%.

Research and development revenue was $2.0 million for the three months ended March 31, 2011 compared to $4.1 million for the three months ended March 31, 2010, a decrease of $2.1 million or 51.6%. The decrease was primarily due to lower activity of our Japanese development program for lubiprostone under our agreement with Abbott. The revenue recognized under the agreement with Abbott decreased to $516,000 for the three months ended March 31, 2011 from $2.8 million for the three months ended March 31, 2010. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program. The revenue recognized under the Takeda Agreement increased to $1.4 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010.

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. For the three months ended March 31, 2011 and 2010, we recognized $9.1 million and $9.8 million, respectively, of product royalty revenue, a decrease of $655,000 or 6.7%, reflecting a continued increase in Medicare & Medicaid rebates combined with a reduction in gross sales as reported by Takeda.

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. For each of the three months ended March 31, 2011 and 2010, we recognized $938,000 and $855,000, respectively, of co-promotion revenues for reimbursement of sales force costs.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Direct costs:
AMITIZA	$6,980	$3,774
Cobiprostone	176	145
SPI-017	80	810
RESCULA	683	117
Other	819	61
Total	8,738	4,907

Indirect costs	482	459
Total	$9,220	$5,366

Total research and development expenses for the three months ended March 31, 2011 were $9.2 million compared to $5.4 million for the three months ended March 31, 2010, an increase of $3.9 million or 71.8%. The increase was primarily due to expenses associated with initiating the additional phase 3 trial of lubiprostone for OBD patients.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Salaries, benefits and related costs	$1,761	$1,387
Legal, consulting and other professional expenses	6,604	3,379
Stock-based compensation	124	97
Other expenses	1,208	1,031
Total	$9,697	$5,894

General and administrative expenses were $9.7 million for the three months ended March 31, 2011, compared to $5.9 million for the three months ended March 31, 2010, an increase of $3.8 million or 64.5%. The increase in legal, consulting and other professional expenses relates primarily to costs incurred in connection with the on-going legal matters, including our dispute with Takeda and a CRO, as discussed in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $2.4 million for the three months ended March 31, 2011, compared to $2.2 million for the three months ended March 31, 2010, an increase of $231,000 or 10.6%. The increase in selling and marketing expenses relates primarily to some pre-commercialization activities for RESCULA. Part of the AMITIZA co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Interest income	$70	$213
Interest expense	(611)	-
Other income (expense), net	(135)	607
Total	$(676)	$820

Interest income was $70,000 for the three months ended March 31, 2011, compared to $213,000 for the three months ended March 31, 2010, a decrease of $143,000, or 67.1%. The decrease was primarily due to lower prevailing interest rates earned by our investments and a shift in the composition of our portfolio from auction rate securities, or ARS, which bear higher interest rates, to other types of investments. Our investment in ARS was redeemed in June 2010.

Interest expense was $611,000 for the three months ended March 31, 2011, including $570,000 on the notes payable issued for the December 2010 SAG acquisition and $41,000 on the notes payable issued on Sucampo Pharma, Ltd.’s borrowings.

Other expense was $135,000 for the three months ended March 31, 2011, compared to other income of $607,000 for the three months ended March 31, 2010, a decrease of $742,000, or 122.2%. The majority of the decrease belongs to foreign exchange losses that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax benefit of $2.9 million and a provision of $409,000 for the three months ended March 31, 2011 and 2010, respectively. The tax benefit for the three months ended March 31, 2011 mainly pertained to the taxable loss generated by our U.S. subsidiary for which a tax benefit is being recognized. This benefit was partially offset by the tax expense recorded for the taxable income generated by our Swiss subsidiary. Our other subsidiaries, based in Europe and Japan, incurred a pre-tax loss for the three months ended March 31, 2011, for which no tax benefit was recognized. As of March 31, 2011, we had an outstanding non-current income tax liability of approximately $1.4 million, including interest, for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our condensed consolidated financial statements. The liability for uncertain tax positions as of March 31, 2011 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

Reportable Geographic Segments

We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the progress of research and development activities.  The financial results in these three segments based on geographic locations for the three months ended March 31, 2011 are summarized in the table below.

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded a loss before taxes of $7.1 million for the three months ended March 31, 2011 compared to income before taxes of $2.6 million for the three months ended March 31, 2010. These results primarily reflect the expenses associated with initiating the additional phase 3 trial of lubiprostone for OBD in chronic non-cancer pain patients, a reduction in royalty revenues receivable from Takeda and the increase expenses in legal matters, including our dispute with Takeda.

Our segment in Europe recorded a loss before taxes of $1.6 million for the three months ended March 31, 2010 compared to income before taxes of $140,000 for the three months ended March 31, 2010. These results primarily reflect the on-going regulatory submission for AMITIZA and the interest accruing on the loan notes issued for the December 2010 SAG acquisition.

Our segment in Asia recorded a loss before taxes of $1.1 million for the three months ended March 31, 2011 compared to a loss before taxes of $553,000 during the three months ended March 31, 2010. These results primarily reflect the reduction of revenue recognized during the three months ended March 31, 2011 from the payments received from Abbott in 2009 and 2010.

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended March 31, 2011
Total revenues	$11,645	$-	$529	$12,174
Income (loss) before taxes	(7,118)	(1,604)	(1,115)	(9,837)

Three Months Ended March 31, 2010
Total revenues	$12,073	$-	$2,763	$14,836
Income (loss) before taxes	2,622	140	(553)	2,209

Identifiable assets
As of March 31, 2011	$100,298	$33,579	$14,826	$148,703
As of December 31, 2010	102,096	30,789	16,388	149,273

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

Our cash, cash equivalents, restricted cash and investments consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In thousands)	2011	2010
Cash and cash equivalents	$48,358	$49,243
Restricted cash	15,113	15,113
Investments, current	48,481	54,524
Investments, non-current	3,007	5,028
Total	$114,959	$123,908

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with a maturity at time of purchase of 90 days or less.

As of March 31, 2011 and December 31, 2010, our restricted cash primarily was the collateral to Sucampo Pharma, Ltd.’s loan with The Bank of Tokyo-Mitsubishi UFJ, Ltd.

As of March 31, 2011, our short-term investments consisted of U.S. Treasury bills and notes, U.S. government agencies securities, U.S. commercial paper, municipal and corporate bonds, mutual funds, variable rate demand notes and certificates of deposits that have short-term maturities of one year or less. Our non-current investments consisted of corporate bonds.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash provided by (used in):
Operating activities	$(6,047)	$(179)
Investing activities	4,660	(9,453)
Financing activities	3	(712)
Effect of exchange rates	499	(792)
Net decrease in cash and cash equivalents	$(885)	$(11,136)

Three Months Ended March 31, 2011

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2011. This reflected a net loss of $6.9 as well as changes in other operating assets and liabilities.

Net cash provided by investing activities of $4.7 million for the three months ended March 31, 2011 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments and intangible assets.

Net cash provided by financing activities of $3,000 for the three months ended March 31, 2011 resulted from the proceeds we received under our employee stock purchase plan.

Three Months Ended March 31, 2010

Net cash used in operating activities was $179,000 for the three months ended March 31, 2010. This reflected a net income of $1.8 million, a decrease in deferred revenue of $3.5 million and a decrease in accounts payable of $1.2 million, offset in part by an increase in product royalty receivable of $1.3 million and changes in other operating assets and liabilities.

Net cash used in investing activities of $9.5 million for the three months ended March 31, 2010 primarily reflected our purchase of investments and property and equipment, offset in part by proceeds from the sales and maturities of investments.

Net cash used in financing activities of $712,000 for the three months ended March 31, 2010 resulted from the issuance of notes receivable, offset in part by the proceeds we received under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the ongoing development program of AMITIZA in the U.S.;
•	development and regulatory efforts in Europe and Asia for lubiprostone;
•	development and regulatory activities for RESCULA in the U.S., Canada and the rest of the world except Japan, Korea, Taiwan and The People’s Republic of China;
•	activities to resolve our ongoing legal matters;
•	research and development activities for other prostone compounds, including cobiprostone and SPI-017;
•	other business development activities, including investments in or acquisitions of other businesses, products and technologies;
•	the initiation of commercialization efforts in non-U.S. markets;
•	the expansion of our commercialization activities in the U.S. and the initiation of commercialization efforts in non-U.S. markets;
•	the purchase of shares of our class A common stock up to $10.0 million, if we elect to do so, pursuant to our board-approved stock repurchase program; and
•	the satisfaction of the conditions of our loan note obligations.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At March 31, 2011, we have sufficient liquidity for the next 12 months.

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

Effects of Foreign Currency

We currently incur a portion of our operating expenses in the United Kingdom, Switzerland and Japan. The reporting currency for our consolidated financial statements is U.S. dollars. As such, the results of our operations could be adversely affected by changes in exchange rates either due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign exchange rate exposure through the use of derivative instruments.

Recent Accounting Pronouncements

Recent accounting pronouncements applicable to our financial statements are described in Note 2 to the accompanying condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

We are subject to foreign exchange risk for revenues and expenses denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that a hypothetical one percentage point fluctuation in the U.S. dollar exchange rate would materially affect the fair value of our foreign currency sensitive assets and investments as of March 31, 2011. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

We are subject to interest rate risks associated with fluctuations in interest rates. Our interest income is more sensitive to fluctuations in the interest rates in the U.S. than to changes in interest rates in other markets. Our interest expense is more sensitive to fluctuations in LIBOR and TIBOR than to changes in other interest rates. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2011.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of March 31, 2011 and December 31, 2010, approximately 28.7% and 27.6%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in our Quarterly Reports on Forms 10-Q, on March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Takeda Agreements between us and Takeda, which specify that New York law will govern the procedural and substantive aspects of the arbitration. We believe that Takeda’s failure to generate an appropriate level of U.S. sales of AMITIZA is the result of its material breach of the Takeda Agreements, including, without limitation, its continuing failure to exercise its best efforts to promote, market and sell AMITIZA and to maximize its net sales revenue, and its ongoing refusal to collaborate and provide us with information to which we are entitled under the Takeda Agreements. We also claim that Takeda’s conduct, including, without limitation, its dealings with pharmacy benefit managers/managed care organizations, has injured not only us and the AMITIZA brand, but also consumers. We sent Takeda another notice of material breach in December 2010, which specifically set forth all of the claims asserted in the arbitration submission. We are seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. All the arbitrators have been confirmed, and the arbitration proceedings have commenced. The arbitrators have reset the hearing on our claims to conclude by mid-December 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. We have spent and expect to spend significant resources in the dispute with Takeda, and these arbitration proceedings may require the continuing attention of our senior management.

On December 9, 2010, we filed an amended lawsuit under seal in Circuit Court for Montgomery County, Maryland against the CRO that performed the clinical trials for the OBD indication. We have alleged that the CRO materially breached its contract with us by failing to use its best efforts to perform the services and performed the clinical trials in a careless and grossly negligent manner. We are seeking damages for, among other things, the expenses relating to the additional clinical trial that we are conducting and all available monetary relief, attorneys’ fees and costs. After filing the lawsuit, we have engaged in mediation to resolve our dispute. The mediation has not been successful, so we are pursuing our claims in the lawsuit. We have spent and expect to spend significant resources in the dispute with the CRO, and these court proceedings may require the continuing attention of our senior management.

Item 1A.  Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed by us with the SEC on March 8, 2011.  There have not been any material changes from the risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During the quarter ended March 31, 2011, we did not purchase any shares of our class A common stock under this program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6.  Exhibits

(a)      Exhibits

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

10.1	Separation Agreement and Release, dated January 12, 2011, between the Company and Jan Smilek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.2	Consulting Agreement, dated January 21, 2011, between the Company and Jan Smilek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.3	License Agreement, dated March 22, 2011, between Sucampo Manufacturing & Research AG and R-Tech Ueno, Ltd.	Included herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

May 10, 2011	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 10, 2011	By:	/s/ ANDREW P. SMITH
Andrew P. Smith
Principal Accounting Officer

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

10.1	Separation Agreement and Release, dated January 12, 2011, between the Company and Jan Smilek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.2	Consulting Agreement, dated January 21, 2011, between the Company and Jan Smilek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.3	License Agreement, dated March 22, 2011, between Sucampo Manufacturing & Research AG and R-Tech Ueno, Ltd.	Included herewith