Form 10-Q
period 2011-06-30
Sucampo Pharmaceuticals, Inc.
filed 2011-08-05
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 29, 2011, there were 15,691,314 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS:

Current assets:
Cash and cash equivalents	$52,279	$49,243
Investments, current	42,163	54,524
Product royalties receivable	11,043	10,516
Unbilled accounts receivable	1,051	1,097
Accounts receivable, net	732	731
Prepaid and income taxes receivable	4,916	702
Deferred tax assets, net	1,026	243
Restricted cash	15,113	15,113
Prepaid expenses and other current assets	1,624	2,374
Total current assets	129,947	134,543

Investments, non-current	-	5,028
Property and equipment, net	1,878	2,025
Deferred tax assets, non-current	4,562	4,178
Other assets	9,217	3,499
Total assets	$145,604	$149,273

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$4,175	$4,199
Accrued expenses	18,538	10,216
Deferred revenue, current	4,494	4,987
Notes payable, current	19,522	19,522
Total current liabilities	46,729	38,924

Notes payable, non-current	45,583	44,439
Deferred revenue, non-current	7,694	8,321
Other liabilities	3,783	3,759
Total liabilities	103,789	95,443

Commitments (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2011 and
December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2011 and
December 31, 2010; 15,686,814 and 15,659,917 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	156	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2011 and
December 31, 2010; 26,191,050 shares issued and outstanding at June 30, 2011 and December 31, 2010	262	262
Additional paid-in capital	59,091	58,468
Accumulated other comprehensive income	19,864	16,574
Accumulated deficit	(37,558)	(21,630)
Total stockholders' equity	41,815	53,830
Total liabilities and stockholders' equity	$145,604	$149,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Research and development revenue	$1,742	$2,789	$3,706	$6,846
Product royalty revenue	11,043	9,612	20,161	19,385
Co-promotion revenue	1,061	1,220	1,999	2,075
Contract and collaboration revenue	154	154	308	305
Total revenues	14,000	13,775	26,174	28,611

Operating expenses:
Research and development	7,893	4,855	17,113	10,221
General and administrative	11,694	6,716	21,391	12,610
Selling and marketing	2,028	2,313	4,446	4,500
Total operating expenses	21,615	13,884	42,950	27,331

Income (loss) from operations	(7,615)	(109)	(16,776)	1,280
Non-operating income (expense):
Interest income	55	178	125	391
Interest expense	(614)	-	(1,225)	-
Other income (expense), net	(3,122)	217	(3,257)	824
Total non-operating income (expense), net	(3,681)	395	(4,357)	1,215

Income (loss) before income taxes	(11,296)	286	(21,133)	2,495
Income tax benefit (provision)	2,277	(475)	5,205	(884)
Net income (loss)	$(9,019)	$(189)	$(15,928)	$1,611

Net income (loss) per share:
Basic net income (loss) per share	$(0.22)	$-	$(0.38)	$0.04
Diluted net income (loss) per share	$(0.22)	$-	$(0.38)	$0.04
Weighted average common shares outstanding - basic	41,864	41,848	41,858	41,847
Weighted average common shares outstanding - diluted	41,864	41,848	41,858	41,853

Comprehensive income (loss):
Net income (loss)	$(9,019)	$(189)	$(15,928)	$1,611
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax effect	(3)	10	8	(7)
Foreign currency translation	2,845	(856)	3,282	(1,601)
Comprehensive income (loss)	$(6,177)	$(1,035)	$(12,638)	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2010	15,659,917	$156	26,191,050	$262	$58,468	$16,574	$(21,630)	$53,830
Employee stock option expense	-	-	-	-	519	-	-	519
Stock issued upon exercise of stock options	25,500	-	-	-	98	-	-	98
Stock issued under employee stock purchase plan	1,397	-	-	-	6	-	-	6
Foreign currency translation	-	-	-	-	-	3,282	-	3,282
Unrealized gain on investments, net of tax effect	-	-	-	-	-	8	-	8
Net loss	-	-	-	-	-	-	(15,928)	(15,928)
Balance at June 30, 2011	15,686,814	$156	26,191,050	$262	$59,091	$19,864	$(37,558)	$41,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(15,928)	$1,611
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	464
Loss on disposal of fixed assets	-	1
Deferred tax provision	(1,179)	(76)
Stock-based compensation	519	702
Amortization of premiums on investments	502	869
Notes payable paid-in-kind interest	1,144	-
Interest expense	82	-
Realized gain on trading securities	-	(1,086)
Realized loss on settlement rights of auction rate securities	-	1,086
Changes in operating assets and liabilities:
Accounts receivable	(2)	(377)
Unbilled accounts receivable	46	628
Product royalties receivable	(527)	1,411
Prepaid and income taxes receivable and payable, net	(4,231)	(127)
Accounts payable	(50)	(859)
Accrued expenses	5,053	1,453
Deferred revenue	(1,095)	(6,805)
Other assets and liabilities, net	630	825
Net cash used in operating activities	(14,386)	(280)

Cash flows from investing activities:
Purchases of investments	(12,782)	(59,584)
Proceeds from sales of investments	3,293	12,000
Maturities of investments	26,395	48,242
Purchases of property and equipment	(180)	(160)
Proceeds from disposals of property and equipment	-	3
Purchases of intangible assets	(3,000)	-
Net cash provided by investing activities	13,726	501

Cash flows from financing activities:
Issuance of notes receivable	-	(706)
Proceeds from exercise of stock options	98	-
Proceeds from employee stock purchase plan	6	8
Net cash provided by (used in) financing activities	104	(698)

Effect of exchange rates on cash and cash equivalents	3,592	(2,933)

Net increase in cash and cash equivalents	3,036	(3,410)
Cash and cash equivalents at beginning of period	49,243	61,420
Cash and cash equivalents at end of period	$52,279	$58,010

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets included in accrued expenses	$3,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is an international pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds that occur naturally in the human body as a result of enzymatic, 15-PGDH, transformation of certain fatty acids. The Company believes that most prostones function as activators of cellular ion channels. As a result, prostones promote fluid secretion and enhance cell protection, including the recovery of cellular barrier function. This activity gives prostones wide-ranging therapeutic potential, particularly for age-related diseases. The Company is focused on developing prostone-based compounds for the treatment of gastrointestinal, ophthalmic, respiratory, vascular, and central nervous system diseases and other disorders for which there are significant unmet medical needs, underserved patients and significant commercial potential.

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

AMITIZA is being marketed and developed in the U.S. for gastrointestinal indications under a collaboration and license agreement, dated October 29, 2004, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda. The Company is primarily responsible for clinical development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006 and for the treatment of IBS-C in May 2008. AMITIZA is currently being developed for the treatment of opioid-induced bowel dysfunction, or OBD. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there. The Company has also entered into a supplemental agreement with Takeda on February 1, 2006, or the Supplemental Takeda Agreement, which consists of certain key funding streams, including reimbursements of co-promotion costs and reimbursements of the costs of miscellaneous marketing activities. The reimbursement of co-promotion costs under the Supplemental Takeda Agreement expired on May 31, 2011. Co-promotion costs after May 31, 2011 will be reimbursed under the Takeda Agreement.

In Switzerland, lubiprostone was approved by Swissmedic, the Swiss Agency for Therapeutic Products for the long-term treatment of adult patients with CIC in November 2009. This is the first European regulatory approval and is the first prescription medicine to be approved in Switzerland for the long-term treatment of CIC. Currently, we have conducted negotiations with the Swiss Federal Office of Public Health, or the BAG, for pricing approval and expect a decision from the BAG in the third quarter of this year. In the event of a favorable pricing decision from the Swiss authorities, the Company intends to market AMITIZA in Switzerland.

In Japan, lubiprostone is being developed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott. The Company has filed a new drug application, or a NDA, in Japan with the Pharmaceuticals and Medical Devices Agency, or PMDA, following the successful conclusion of a phase 3 efficacy trial and a phase 3 long-term safety trial of lubiprostone in Japanese CIC patients. The Company anticipates a NDA will be approved in 2012. The Company continues to negotiate with third parties for the OBD indication, and Abbott will have 45 days to meet the terms and conditions of any third party bona fide offer.

Sucampo Pharma Europe Ltd., or SPE, filed for approval in the United Kingdom for CIC on August 4, 2011 and continues to evaluate the opportunities in European Union based on the fact that lubiprostone is the only product approved by the FDA in the U.S. for chronic therapy for either CIC or IBS-C and has received marketing authorization from Swissmedic in Switzerland. The Company holds all development and commercialization rights to lubiprostone except in the U.S., Canada and Japan.

Following the Company’s acquisition of Sucampo AG, or SAG, the Company has begun integrating SAG for future operational efficiencies through a simplified group structure and consolidation of intellectual property. On June 10, 2011, Sucampo Manufacturing & Research AG, or SMR, a direct wholly owned subsidiary of the Company, merged into SAG and SAG assumed all existing obligations of SMR. On June 28, 2011, Sucampo AG Japan, or SAG-J, an indirect wholly owned subsidiary of the Company, merged into Sucampo Pharma, Ltd., or SPL, and SPL assumed all existing obligations of SAG-J. On July 1, 2011, the Company’s Board of Directors approved the transition of certain subsidiaries’ intellectual property rights to SAG. The transition is expected to be completed in the third quarter of this year.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In April 2009, Sucampo Pharma Americas, Inc. or SPA, acquired the rights from R-Tech Ueno, Ltd. or R-Tech, a pharmaceutical research, development and manufacturing company in Japan that is majority owned by the Company’s founders and a related party under the common control with SPA, to unoprostone isopropyl, which allows the Company to commercialize RESCULA in the U.S. and Canada for its approved indication and all indications for the use of unoprostone isopropyl developed by the Company and R-Tech. On March 22, 2011, SAG entered into a license agreement with R-Tech for unoprostone isopropyl, expanding the Company’s development and commercialization rights (which are held by SPA) as well as its territories beyond their previously agreed territory of the United States and Canada to with the exception of Japan, Korea, Taiwan and the People’s Republic of China, or the R-Tech Territory, all countries in Europe and the rest of the world, or the SAG Territories. SAG is now evaluating the opportunities to obtain an appropriate label in the European Union and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl.

Other prostone compounds in the Company’s development plan include cobiprostone for the prevention of gastric ulcers and other gastrointestinal injuries in patients treated with non-steroidal anti-inflammatory drugs, or NSAIDs, for use as a treatment for chronic obstructive pulmonary disease, or COPD, oral mucositis in cancer patients and wound healing. Additionally, the Company is evaluating SPI-017 for use as a treatment of peripheral arterial disease, or PAD, and SPI-017/SPI-3608 as a potential treatment for the management of pain caused by spinal stenosis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2011. The financial information as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: SPL, which is based in Tokyo and Osaka, Japan and conducts Asian and Oceania operations; SPA, which is based in Bethesda, Maryland and conducts operations in North and South America; SPE, which is based in Oxford, U.K. and conducts certain operations in Europe; SAG, which is based in Switzerland and conducts certain operations in Europe and the rest of the world; and Ambrent Investments S.à r.l., or Ambrent, which is based in Luxembourg and conducts business in Luxembourg. All significant inter-company balances and transactions have been eliminated.

In December 2010, the Company acquired SAG, a Swiss-based patent-holding company, and SAG-J, a patent maintenance company and a wholly owned subsidiary of SAG. The acquisition of SAG and its subsidiary was accounted for as a merger of companies under common control and accounted for at historical cost. The financial information of these acquired entities is included in these condensed consolidated financial statements for all periods presented.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Restricted Cash

Restricted cash amounted to approximately $15.1 million at June 30, 2011 and December 31, 2010. Restricted cash represents cash required to be deposited with financial institutions in connection with the SPL and The Bank of Tokyo-Mitsubishi UFJ, Ltd. loan agreement and operating leases.

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

The Company is reimbursed co-promotion costs and costs of miscellaneous marketing activities, which the Company recognizes as revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts. The reimbursement of co-promotion costs were made on a per day basis under the Supplemental Takeda Agreement, which expired May 31, 2011. The Company is reimbursed co-promotion costs after May 31, 2011 on a primary detail equivalent under the Takeda Agreement.

The Company considers its participation in the joint committees under the collaboration and license agreements as separate deliverables under the contracts and recognizes the fair value of such participation as collaboration revenue over the period of the participation per the terms of the contracts.

The Company has determined that it is acting as a principal under the Takeda Agreement and the Supplemental Takeda Agreement, or the Takeda Agreements, and the Abbott Agreement and, as such, records revenue on a gross basis in the condensed consolidated statements of operations and comprehensive income (loss).

Contract Revenue

Contract revenue relates to development and consulting activities with R-Tech and is accounted for under the time-based model.

Foreign Exchange

Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with a non-U.S. dollar functional currency are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for these subsidiaries are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive income in the condensed consolidated balance sheets. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included within other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of June 30, 2011 and December 31, 2010, approximately $29.2 million, or 26.7%, and $34.1 million, or 27.6%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments was issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

The Company’s products, AMITIZA and RESCULA, compete (or in the case of RESCULA, will compete) in a rapidly changing, highly competitive market, which is characterized by advances in scientific discovery, changes in customer requirements, evolving regulatory requirements and developing industry standards. Any failure by the Company to anticipate or to respond adequately or timely to scientific developments in its industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s business, operating results and future cash flows.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Revenues from one unrelated party, Takeda, accounted for 97.1% and 88.1%, of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 96.0% and 84.3% for the six months ended June 30, 2011 and 2010, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 99.9% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at June 30, 2011 and December 31, 2010. Revenues from another unrelated party, Abbott, accounted for 2.2% and 11.1% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 3.2% and 15.0% for the six months ended June 30, 2011 and 2010, respectively. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted (see Note 10 below for additional details).

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

Error in Previously Issued Financial Statements

The Company incorrectly classified certain VRDNs as cash equivalents rather than short-term investments in the financial statements reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. The misclassification resulted in an immaterial error to the Company's quarterly balance sheet and statement of cash flows, whereby cash balances and net cash provided by investing activities were overstated by $19.1 million for the six months ended June 30, 2010. The June 30, 2010 cash flow statement has been revised.

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

The computation of net income (loss) per share for the three and six months ended June 30, 2011 and 2010 is shown below:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss)	$(9,019)	$(189)	$(15,928)	$1,611

Weighted average class A and B common shares
outstanding	41,864	41,848	41,858	41,847

Basic net income (loss) per share	$(0.22)	$-	$(0.38)	$0.04

Diluted net income (loss) per share:
Net income (loss)	$(9,019)	$(189)	$(15,928)	$1,611

Weighted average class A and B common shares
outstanding for diluted net income per share	41,864	41,848	41,858	41,853

Diluted net income (loss) per share	$(0.22)	$-	$(0.38)	$0.04

For the periods listed above, the potentially dilutive securities used in the calculations of diluted historical net loss per share as of June 30, 2011 and 2010 are shown below:

	June 30,
(In thousands)	2011	2010
Employee stock options	-	132
Non-employee stock options	-	-

For the periods listed above, the following securities were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive as of June 30, 2011 and 2010 are shown below:

	June 30,
(In thousands)	2011	2010
Employee stock options	3,293	1,268
Non-employee stock options	450	450

4.  Current and Non-Current Investments

At June 30, 2011 and December 31, 2010, current and non-current available-for-sale investments consisted of the following securities:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	June 30, 2011
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. commercial paper	$7,240	$9	$-	$7,249
U.S. government securities	9,371	2	-	9,373
Municipal securities	5,322	1	(2)	5,321
Certificates of deposits	250	-	-	250
Corporate bonds	7,505	20	-	7,525
Variable rate demand notes	12,445	-	-	12,445
Total	$42,133	$32	$(2)	$42,163

	December 31, 2010
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$1,002	$1	$-	$1,003
U.S. commercial paper	999	-	-	999
U.S. government securities	16,525	7	(4)	16,528
Municipal securities	17,582	6	(12)	17,576
Certificates of deposits	750	-	-	750
Corporate bonds	6,665	5	(2)	6,668
Variable rate demand notes	11,000	-	-	11,000
Total	$54,523	$19	$(18)	$54,524

Non-current:
Corporate bonds	$5,019	$11	$(2)	$5,028
Total	$5,019	$11	$(2)	$5,028

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

The Company’s assets measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, as of June 30, 2011 and December 31, 2010 are as follows:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Fair Value Measurements at Reporting Date Using

June 30, 2011	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$9,373	$-	$-	$9,373
U.S. commercial paper	-	7,249	-	7,249
Corporate bonds	7,525	-	-	7,525
Municipal securities	5,321	-	-	5,321
Certificates of deposits	-	250	-	250
Money market funds	10,984	-	-	10,984
Variable rate demand notes	12,445	-	-	12,445
Total assets measured at fair value	$45,648	$7,499	$-	$53,147

	Fair Value Measurements at Reporting Date Using

December 31, 2010	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$1,003	$-	$-	$1,003
U.S. government securities	16,528	-	-	16,528
U.S. commercial paper	-	999	-	999
Corporate bonds	11,696	-	-	11,696
Municipal securities	17,576	-	-	17,576
Certificates of deposits	-	750	-	750
Money market funds	780	-	-	780
Variable rate demand notes	11,000	-	-	11,000
Total assets measured at fair value	$58,583	$1,749	$-	$60,332

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5.  Intangible Assets

In April 2009, SPA entered into an agreement with R-Tech to acquire all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the U.S. and Canada. Although RESCULA eye drops have been approved by the FDA since 2000, RESCULA is not currently marketed in the U.S. or Canada. SPA plans to re-launch RESCULA in the U.S. for its approved indication after approval of an enhanced label from the FDA.

Under the terms of the 2009 R-Tech agreement, SPA made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of RESCULA for the treatment of glaucoma which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of June 30, 2011, both of which are reflected in other non-current assets in the accompanying condensed consolidated balance sheet. The Company is amortizing the $3.4 million over the 10-year life of the license agreement, which management believes approximates the useful life of the underlying rights and data. Amortization expense was $171,000 for the six months ended June 30, 2011 and 2010. The annual amortization expense will be approximately $342,000 through April 2019.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

On March 22, 2011, SAG entered into a license agreement with R-Tech for unoprostone isopropyl, expanding the Company’s development and commercialization rights (which are held by SPA) as well as its territories beyond their previously agreed territory of the United States and Canada to the SAG Territories, which include all countries in Europe and the rest of the world except the R-Tech Territory, which includes Japan, Korea, Taiwan and the People’s Republic of China. This alliance ensures state of the art global development and commercialization between SAG and R-Tech for all current and potential indications.

SAG made an upfront payment to R-Tech of $3.0 million, which is reflected in other non-current assets in the accompanying condensed consolidated balance sheet, and may be required to pay up to $103.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $3.0 million is payable upon the earlier of product approval within the SAG Territories or by March 15, 2012, which is included within non-current assets, and the liability is reflected in accrued expenses in the accompanying condensed consolidated balance sheet. SAG will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the license agreement, which management believes approximates the useful life of the underlying rights and data. Amortization expense was $150,000 for the six months ended June 30, 2011. The annual amortization expense will be approximately $600,000 through March 2021.

6.  Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In thousands)	2011	2010
Research and development costs	$5,961	$4,146
Employee compensation	1,237	1,795
Selling and marketing costs	78	305
Legal service fees	6,934	2,620
RESCULA milestone	3,500	500
Other accrued expenses	828	850
Total	$18,538	$10,216

7.  Commitments

Operating Leases

The Company leases office space in the United States, the United Kingdom and Japan under operating leases ranging through 2017. Total future minimum, non-cancelable lease payments under operating leases were as follows as of June 30, 2011:

(In thousands)
2011 (July - December)	$699
2012	1,280
2013	995
2014	1,024
2015	1,052
2016 and thereafter	1,222
Total minimum lease payments	$6,272

Rent expense for all operating leases was approximately $378,000 and $301,000 for the three months ended June 30, 2011 and 2010, respectively, and $743,000 and $659,000 for the six months ended June 30, 2011 and 2010, respectively.

Research and Development Costs

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company routinely enters into agreements with third-party contract research organizations, or CROs, to oversee clinical research and development studies provided on an outsourced basis. The Company is not generally contractually obligated to pay the CRO if the service or reports are not provided.

8.      Related Party Transactions

R-Tech Ueno, Ltd.

In addition to the unoprostone isopropyl agreements described in Note 5 above, the Company is a party to other development and exclusive supply agreements with R-Tech covering various compounds and territories. The Company’s founders, Drs. Ueno and Kuno, directly or indirectly, own a majority of the stock of R-Tech.

The Company recorded the following expenses under its agreements with R-Tech for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Clinical supplies	$-	$33	$-	$53
Other research and development services	3	66	7	66
Commercial supplies	-	83	123	152
	$3	$182	$130	$271

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In thousands)	2011	2010
Deferred revenue, current	$433	$433
Deferred revenue, non-current	5,623	5,839
	$6,056	$6,272

The Company recognized approximately $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended June 30, 2011 and 2010, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

9.      Notes Payable

In November 2010, SPL entered into a ¥1,000, 000,000, approximating $12.0 million as of the closing date, secured term loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, or the Bank. The loan agreement provides for the extension of credit for the period of one year, which can be renewed annually upon the agreement of the Company, SPL and the Bank. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, or TIBOR, plus 1% and is reset quarterly. The interest rate for the first six months of 2011 is 1.34%. In connection with the loan agreement, the Company and the Bank executed a guarantee agreement, which provides full guarantee by the Company on behalf of SPL’s obligation to the Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Bank, and the deposit bears annual interest of 0.4%, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

Subordinated Unsecured Promissory Notes

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In connection with the December 2010 acquisition of SAG and SAG-J, Ambrent issued a subordinated unsecured promissory note, or notes, to each of the Ueno Trust and Kuno Trust, a related party. Each of the notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the notes is equal to the per annum rate of interest determined on the basis of the sum of London Interbank Offered Rate, or LIBOR, plus 4.0%, and will be reset every six months on December 1st and June 1st of each year, with the first reset on June 1, 2011. The interest rate beginning June 1, 2011 is 4.4%.

The notes provide for a semi-annual repayment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that, until December 1, 2012, all accrued and unpaid interest will not be paid in cash and will instead be added to the principal balance of the notes, and Ambrent will make only two scheduled principal payments on December 1, 2011 and December 1, 2012. For the six months ended June 30, 2011, approximately $1.1 million of interest expense was added to the principal balance of the notes as paid-in-kind.

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

Notes payable consist of the following as of June 30, 2011 and December 30, 2010:

	June 30,	December 31,
(In thousands)	2011	2010
Loan agreement, The Bank of Tokyo-Mitsubishi UFJ, Ltd	$12,022	$12,022
Promissory notes, Sellers of SAG	53,083	51,939
	$65,105	$63,961

Notes payable, current	$19,522	$19,522
Notes payable, non-current	45,583	44,439
	$65,105	$63,961

The aggregated scheduled maturities of notes payable were as follows as of June 30, 2011:

(In thousands)	2011
Due in one year	$19,522
Due in two years	7,500
Due in three years	7,921
Due in four years	8,181
Due in five years	8,453
Thereafter	13,528
$65,105

10.  Collaboration and License Agreements

Abbott Agreement

In February 2009, SPL entered into the Abbott Agreement, an exclusive 19-year license, commercialization and supply agreement with Abbott to develop and commercialize lubiprostone for the treatment of CIC in Japan. Additionally, the agreement grants Abbott the right of first refusal to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. SPL is currently negotiating with third parties for a licensing arrangement for the OBD indication. Payments to SPL under the terms of the Abbott Agreement include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

SPL has received a total of $22.5 million in up-front and development milestone payments through June 30, 2011 under the Abbott Agreement. Subject to future development and commercial milestones, SPL will receive additional development milestone and commercial milestone payments under the Abbott Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreement for the six months ended June 30, 2011:

	Amount Deferred at December 31,	Cash Received for the Six Months Ended June 30,	Revenue Recognized for the Six Months Ended June 30,	Foreign Currency Effects for the Six Months Ended June 30,	Amount Deferred at June 30,
(In thousands)	2010	2011	2011	2011	2011
Collaboration revenue:
Up-front payment associated with the Company's
obligation to participate in joint committees	$868	$-	$25	$2	$845

Research and development revenue:
Up-front payment	$707	$-	$346	$-	$361
Development milestone payment	$948	-	463	(2)	$483
Total	$1,655	$-	$809	$(2)	$844

Takeda commercialization and license agreement

In October 2004, the Company entered into the Takeda Agreement and on February 1, 2006, the Company entered into the Supplemental Takeda Agreement. Payments to the Company under the Takeda Agreements, include a non-refundable up-front payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and product royalties.

The Company has received a total of $150.0 million in up-front and development milestone payments through June 30, 2011 under the Takeda Agreement. Subject to the potential arbitration award, future development and commercial milestones, the Company will receive additional development milestone and commercial milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

On March 12, 2010, the Company submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Takeda Agreement, which specify that New York law will govern the procedural and substantive aspects of the arbitration. The hearing on the Company’s claims is set to conclude by December 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. The Company has spent and expects to spend significant resources in the dispute with Takeda, and these arbitration proceedings may require the continuing attention of the Company’s senior management.

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the six months ended June 30, 2011:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Amount Deferred at December 31,	Cash Received for the Six Months Ended June 30,	Revenue Recognized for the Six Months Ended June 30,	Change in Accounts Receivable for the Six Months Ended June 30,	Amount Deferred at June 30,
(In thousands)	2010	2011	2011	2011*	2011
Collaboration revenue:
Up-front payment associated with the Company's
obligation to participate in joint committees	$1,470	$-	$74	$-	$1,396

Research and development revenue:
Reimbursement of research and development expenses	$3,042	$2,947	$2,897	$(45)	$3,047

Product royalty revenue	$-	$19,634	$20,161	$527	$-

Co-promotion revenue	$-	$1,978	$1,999	$21	$-

*      Includes billed and unbilled accounts receivable.

11.  Stock Option Plans

The following table summarizes the employee stock option activity for the six months ended June 30, 2011 under the Company’s 2001 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	345,100	$10.44
Options expired	(154,700)	10.99
Options outstanding, June 30, 2011	190,400	10.00	4.84	$-
Options exercisable, June 30, 2011	190,400	10.00	4.84	$-

The following table summarizes the employee stock option activity for the six months ended June 30, 2011 under the Company’s Amended and Restated 2006 Stock Incentive Plan, or 2006 Incentive Plan:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	1,201,650	$5.69
Options granted	2,081,790	4.41
Options exercised	(25,500)	3.85
Options forfeited	(137,870)	4.48
Options expired	(17,100)	1.61
Options outstanding, June 30, 2011	3,102,970	4.88	9.22	$-
Options exercisable, June 30, 2011	608,450	6.76	7.60	$-

During the quarter ended June 30, 2011, the Company made a grant of time-based and performance-based options to all eligible employees and independent directors. The aggregate options total 2,081,790 shares of the Company’s class A common stock, consisting of 690,284 shares of time-based options and 1,391,506 shares of performance-based options. The performance-based options (a) vest in certain percentages based on the attainment of specific stock price targets over a 30 day trading period so long as the individual is in continuous service with the Company on each such date (subject to certain exceptions), (b) have an exercise price equal to the closing price of the Company's class A common stock on the Nasdaq Global Market on the date of grant, and (c) must vest within a term of 4 years from such date. These options must be exercised within a term of 10 years from the date of grant. The percentages and target prices are: 40.0% at $8.00 per share, 40.0% at $12.00 per share, and 20.0% at $16.00 per share. The Company determined that the market condition options should be classified as equity instruments, and selected, in accordance with GAAP, a lattice option-pricing model to estimate the fair value of those options. A lattice option-pricing model produces an estimated fair value of the option based on the assumed changes in the price of the underlying share over successive periods of time.

The time-based stock options (a) vest in equal annual installments over the four-year period commencing on the first anniversary of the date of grant (i.e., the first 1/4 of the stock option grant would vest on the first anniversary of the date of grant) so long as the individual is in continuous service with the Company on each such date (subject to certain exceptions) and (b) have an exercise price equal to the closing price of the Company's class A common stock on the Nasdaq Global Market on the date of grant. These options must be exercised within a term of 10 years from such date. All options that were granted on May 2, 2011 have an exercise price equal to the fair market value of the stock price, or $4.41 per share of class A common stock, on the date of the grant.

The weighted average grant date fair value of options granted during the six months ended June 30, 2011 and the year ended December 31, 2010 were $4.41 and $2.05, respectively. As of June 30, 2011, approximately $4.0 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 3.71 years.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the Company’s 2001 Incentive Plan. As of June 30, 2011 and December 31, 2010, 450,000 of these options were outstanding and exercisable. These non-employee stock options vested immediately and have a weighted average exercise price per share of $5.85 and $5.85, respectively, and remaining contractual life of 3.84 and 5.33 years, respectively, as of June 30, 2011 and December 31, 2010.

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, or ESPP, a total of 1,397 and 2,207 shares of class A common stock were purchased during the six months ended June 30, 2011 and 2010, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying condensed consolidated statement of operations and comprehensive income (loss). The Company received $5,514 and $7,452 upon purchase of shares under the ESPP for the six months ended June 30, 2011 and 2010, respectively.

12.  Income Taxes

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

For the three months ended June 30, 2011 and 2010, the Company recorded a tax benefit of $2.3 million and a tax provision of $475,000, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded a tax benefit of $5.2 million and a tax provision of $884,000, respectively. The tax benefit for the three and six months ended June 30, 2011 primarily pertained to the taxable loss generated by the Company's U.S. subsidiary for which a tax benefit is being recognized, offset by the tax provision by its Swiss subsidiary. The tax provision for the three and six months ended June 30, 2010 primarily pertained to taxable income generated by the Company’s U.S. and Swiss subsidiaries. The Company’s other subsidiaries based in Europe and Japan incurred pre-tax losses for the three and six months ended June 30, 2011 and 2010, for which no tax benefit was recognized.

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

The Company had an outstanding non-current income tax liability of approximately $1.4 million, including interest, for uncertain tax positions as of June 30, 2011. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s condensed consolidated financial statements, and is reflected in other liabilities in the accompanying condensed consolidated balance sheets. The liability for uncertain tax positions as of June 30, 2011 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

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

13.  Segment Reporting

The Company has determined that it has three reportable segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. The Company evaluates the performance of these segments based on income (loss) from operations, as well as other factors, including the progress of its research and development activities. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services. Following is a summary of financial information by reportable geographic segment for the three and six months ended June 30, 2011 and 2010.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended June 30, 2011
Research and development revenue	$1,449	$-	$293	$1,742
Product royalty revenue	11,043	-	-	11,043
Co-promotion revenue	1,061	-	-	1,061
Contract and collaboration revenue	142	-	12	154
Total revenues	13,695	-	305	14,000
Research and development expenses	5,587	860	1,446	7,893
Depreciation and amortization	55	1	22	78
Other operating expenses	13,114	252	278	13,644
Loss from operations	(5,061)	(1,113)	(1,441)	(7,615)
Interest income	54	-	1	55
Interest expense	-	(573)	(41)	(614)
Other non-operating expense	(7)	(3,043)	(72)	(3,122)
Loss before income taxes	$(5,014)	$(4,729)	$(1,553)	$(11,296)
Capital expenditures	$36	$-	$11	$47

Three Months Ended June 30, 2010
Research and development revenue	$1,269	$-	$1,520	$2,789
Product royalty revenue	9,612	-	-	9,612
Co-promotion revenue	1,220	-	-	1,220
Contract and collaboration revenue	142	-	12	154
Total revenues	12,243	-	1,532	13,775
Research and development expenses	1,765	102	2,988	4,855
Depreciation and amortization	222	3	9	234
Other operating expenses	7,997	506	292	8,795
Income (loss) from operations	2,259	(611)	(1,757)	(109)
Interest income	177	-	1	178
Other non-operating income (expense), net	3	381	(167)	217
Income (loss) before income taxes	$2,439	$(230)	$(1,923)	$286
Capital expenditures	$63	$2	$-	$65

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Six Months Ended June 30, 2011
Research and development revenue	$2,897	$-	$809	$3,706
Product royalty revenue	20,161	-	-	20,161
Co-promotion revenue	1,999	-	-	1,999
Contract and collaboration revenue	283	-	25	308
Total revenues	25,340	-	834	26,174
Research and development expenses	12,913	1,387	2,813	17,113
Depreciation and amortization	453	158	39	650
Other operating expenses	24,218	404	565	25,187
Loss from operations	(12,244)	(1,949)	(2,583)	(16,776)
Interest income	123	1	1	125
Interest expense	-	(1,143)	(82)	(1,225)
Other non-operating expense	(11)	(3,242)	(4)	(3,257)
Loss before income taxes	$(12,132)	$(6,333)	$(2,668)	$(21,133)
Capital expenditures	$78	$6,000	$102	$6,180

Six Months Ended June 30, 2010
Research and development revenue	$2,573	$-	$4,273	$6,846
Product royalty revenue	19,385	-	-	19,385
Co-promotion revenue	2,075	-	-	2,075
Contract and collaboration revenue	283	-	22	305
Total revenues	24,316	-	4,295	28,611
Research and development expenses	3,905	278	6,038	10,221
Depreciation and amortization	440	6	18	464
Other operating expenses	15,265	816	565	16,646
Income (loss) from operations	4,706	(1,100)	(2,326)	1,280
Interest income	387	1	3	391
Other non-operating income (expense), net	(32)	1,009	(153)	824
Income (loss) before income taxes	$5,061	$(90)	$(2,476)	$2,495
Capital expenditures	$154	$2	$4	$160

As of June 30, 2011
Property and equipment, net	$1,546	$18	$314	$1,878
Identifiable assets, net of intercompany loans
and investments	$98,020	$47,584	$-	$145,604

As of December 31, 2010
Property and equipment, net	$1,750	$24	$251	$2,025
Identifiable assets, net of intercompany loans
and investments	$102,096	$30,789	$16,388	$149,273

14.  Supplemental Information

The following is additional information on SAG and the Company for the six months ended June 30, 2010 as well as on the Company, which incorporates results of SAG, for the six months ended June 30, 2011 and 2010.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

			Consolidating Information
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2010	2010
Income Statement	Consolidated Including SAG		SAG	Consolidated Excluding SAG
Revenues	$26,174	$28,611	$-	$28,611
Operating expenses	(42,950)	(27,331)	3,198	(30,529)
Non-operating income (expense)	(4,357)	1,215	1,054	161
Income (loss) before income taxes	(21,133)	2,495	4,252	(1,757)
Income tax benefit (provision)	5,205	(884)	(364)	(520)
Net income (loss)	(15,928)	1,611	3,888	(2,277)

Cash Flows
Operating activities	(14,386)	(280)	3,692	(3,972)
Investing activities	13,726	501	-	501
Financing activities	104	(698)	(706)	8
Effect of exchange rates on cash and cash equivalents	3,592	(2,933)	(2,925)	(8)
Net increase in cash and cash equivalents	3,036	3,410	61	(3,471)
Cash and cash equivalents at beginning of period	49,243	61,420	34,706	26,714
Cash and cash equivalents at end of period	52,279	58,010	34,767	23,243

15.  Subsequent events

On July 8, 2011, SAG obtained the development and commercial rights to a peptide compound from CuroNZ Limited, a New Zealand company, through a $100,000 loan agreement.  SAG believes that the peptide compound has the potential to augment the Company’s ophthalmic disease technology. SAG is currently in discussions with CuroNZ on the development of the peptide compound.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the SEC on March 8, 2011. You should also read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

Overview

We are an international pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of compounds that occur naturally in the human body as a result of enzymatic, 15-PGDH, transformation of certain fatty acids.

We believe that most prostones function as activators of cellular ion channels. As a result, prostones promote fluid secretion and enhance cell protection, including the recovery of cellular barrier function. This activity gives prostones wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostone-based compounds for the treatment of gastrointestinal, ophthalmic, respiratory, vascular, central nervous system diseases and other disorders for which there are significant unmet medical needs, underserved patients and significant commercial potential.

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

In the United States, AMITIZA is being marketed and developed under a collaboration and license agreement, dated October 29, 2004, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda, for gastrointestinal indications. Takeda holds the same rights to AMITIZA in Canada, but it has not yet marketed AMITIZA there. Under the Takeda Agreement, Takeda is responsible for the commercialization of AMITIZA in the U.S. and Canada. Takeda currently sells AMITIZA mainly to U.S. office-based specialty and primary care physicians and under a supplemental agreement with Takeda entered into on February 1, 2006, or the Supplemental Takeda Agreement, we co-promoted AMITIZA in the U.S. through a specialty sales force which focuses on the institutional marketplace, including long-term care and U.S. Department of Veterans Affairs facilities. Takeda reimburses us for a portion of our co-promotion expenses under the Supplemental Takeda Agreement prior to May 31, 2011 and thereafter under the Takeda Agreement. Takeda records all sales of AMITIZA and we receive a tiered royalty based on net sales. We are primarily responsible for AMITIZA research and development efforts and hold the new drug application, or NDA. Takeda reimburses us for a significant portion of our research and development activities.

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Takeda Agreement, which specify that New York law will govern the procedural and substantive aspects of the arbitration. The arbitration hearing on our claims is set to conclude by December 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. We have spent and expect to spend significant resources in the dispute with Takeda, and these arbitration proceedings may require the continuing attention of our senior management.

In Japan, lubiprostone is developed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott. Sucampo Pharma Ltd., or SPL, has filed a NDA in Japan with the Pharmaceuticals and Medical Devices Agency, or PMDA, and we anticipate that the NDA, if successful, will be approved in 2012. Abbott has the right of first refusal to any additional indications for which lubiprostone is developed in Japan but SPL and Abbott failed to reach an agreement. SPL is currently negotiating with third parties for a licensing arrangement for the opioid-induced bowel dysfunction, or OBD, indication.

We hold all other development and commercialization rights to lubiprostone in all other territories worldwide, including in Switzerland, where lubiprostone has received marketing approval from the Swiss authorities.

Following our acquisition of Sucampo AG, or SAG, we are integrating SAG for future operational efficiencies through a simplified group structure and consolidation of intellectual property. In June 2011, Sucampo Manufacturing & Research AG, or SMR, merged into SAG, and SAG assumed all existing obligations of SMR. In June 2011, Sucampo AG Japan, or SAG-J, merged into SPL and SPL assumed all existing obligations of SAG-J. On July 1, 2011, the Company’s Board of Directors approved the transition of certain subsidiaries’ intellectual property rights to SAG and such transition is expected to be completed in the third quarter of this year.

As a result of the commercial rights to unoprostone isopropyl in the U.S. and Canada for its approved indication and any indications developed by us or R-Tech Ueno, Ltd., or R-Tech, and commercial rights for unoprostone isopropyl all countries in Europe and the rest of the world except Japan, Korea, Taiwan and the People’s Republic of China, or the SAG Territories, SAG is now evaluating the opportunities to obtain an appropriate label in the European Union and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl.

Our operations are conducted through subsidiaries based in the United States, Japan, Switzerland, the United Kingdom and Luxembourg. Our reportable geographic segments are the United States, Asia, and Europe and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these subsidiaries. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

Drs. Ryuji Ueno and Sachiko Kuno, together, directly or indirectly, own a majority of the stock of R-Tech. Drs. Ueno and Kuno also are our controlling stockholders and are married to each other. Dr. Ueno is our Chief Executive Officer and Chairman of the Board of Directors. Dr. Kuno is a member of our Board of Directors and our advisor on international business development.

Our Clinical Development Programs

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA (lubiprostone) in the United States and Canada

We currently are pursuing development of a third gastrointestinal indication of AMITIZA for the treatment of OBD in patients with chronic non-cancer pain, a constipation-related gastrointestinal indication. Our third phase 3 study of lubiprostone to evaluate its effectiveness as a treatment of OBD was initiated in December 2010, and subsequent to the quarter end, we reached the enrollment goal of 420 patients in our third phase 3 clinical trial of lubiprostone in patients with OBD caused by their chronic use of pain medications for non-malignant pain, excluding those taking methadone. If successful, the data from the trials will enable a filing of a NDA with the FDA and the regulatory authorities in the European Union and Switzerland.

AMITIZA (lubiprostone) in Japan

In September 2010, we submitted a NDA to PMDA for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC. The September 2010 submission was updated in December 2010 with the complete results of the phase 3 long-term, open-label multicenter safety trial in an additional 209 Japanese CIC patients. If the NDA is successful, we expect the approval to occur in 2012.

SPL and Abbott did not reach an agreement on the terms and conditions for a license for the OBD indication for cancer patients. SPL is now negotiating with third parties, and Abbott will have 45 days to meet the terms and conditions of any third party bona fide offer.

AMITIZA (lubiprostone) in other countries

Sucampo Pharma Europe, Ltd., or SPE, filed for approval in the United Kingdom for CIC on August 4, 2011.

SAG and SPE conducted negotiations with the Federal Office of Public Health in Switzerland, or the BAG, for pricing approval and we expect a decision from the BAG in the third quarter of this year. In the event of a favorable pricing decision from the Swiss authorities, we intend to market AMITIZA in Switzerland.

We continue to evaluate the opportunities to obtain approvals in the other countries of Europe for chronic therapy of CIC patients.

RESCULA (unoprostone isopropyl)

As a result of the 2009 and 2011 agreements with R-Tech, SAG is now evaluating the requirements to reactivate RESCULA’s licenses in the European countries in which it has been registered were approved but have lapsed. In addition, SAG may develop RESCULA as a treatment for an array of ophthalmic diseases including dry age-related macular degeneration, or dry AMD, and diabetic retinopathy. SAG initiated an exploratory clinical study for the ophthalmic indication of dry AMD in the second quarter of 2011, which is proceeding on schedule and is intended to evaluate the effects of RESCULA in 28 patients with dry AMD. If this study is successful, SAG plans to initiate a dose-ranging phase 2 trial in a significantly larger number of patients to evaluate the effectiveness of RESCULA to prevent the progression of dry AMD to wet AMD. SAG is currently designing that trial protocol and plans to initiate that trial in the first half of 2012.

On July 8, 2011, SAG also obtained the development and commercial rights to a peptide compound from Curo NZ, a New Zealand company, for a loan of $100,000 that will augment our ophthalmic disease technology. SAG is currently in discussions with CuroNZ on the development of the peptide compound.

Product Pipeline

The table below summarizes the development status of AMITIZA, RESCULA and several other prostone-based product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of AMITIZA in the U.S., Canada and Japan, which is covered by the Takeda Agreements and the Abbott Agreement, and for RESCULA, for which we hold the rights in the SAG territories. Commercialization may take several years after successful completion of studies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
AMITIZA ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Approved in Switzerland	Complete pricing negotiations with Swiss government health agency

		New Drug Application (NDA) submitted in 2010 to authorities (PMDA) in Japan, and updated in early 2011 with results of long-term safety study	Approval of NDA, to be followed by pricing negotiations with government

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.; phase 4 study on higher dosage and with additional male subjects	_____

	Chronic idiopathic constipation (CIC) (pediatric, patients with renal impairment and patients with hepatic impairment)	Phase 4 pediatric, revised label to reflect renal and hepatic impairment reduced dosage	_____

	Inflammatory bowel disease (IBD)	Preclinical	_____

	Mixed irritable Bowel Syndrome (IBS-M)	Proof of concept study under design	_____

	Opioid-induced bowel dysfunction (OBD) in patients with chronic non-cancer pain	Two phase 3 efficacy trials results reported; third phase 3 efficacy trial ongoing	Top-line results of third phase 3 efficacy trial anticipated near year-end 2011

	Opioid-induced bowel dysfunction (OBD) in cancer patients	Phase 2/3 clinical trial design underway	Initiation of phase 2/3 clinical trial

RESCULA ® (unoprostone isopropyl)	Dry age-related macular degeneration (dry AMD)	Exploratory clinical study at a single site ongoing to evaluate efficacy to slow progression from dry AMD to wet AMD	Treatment phase of study to complete during 2011

		Phase 2b trial protocol under design.	Phase 2b dose-ranging trial in dry AMD patients to slow progression from dry to wet AMD

	Glaucoma and ocular hypertension	Approved in the U.S.	Limited commercialization

Cobiprostone	Gastrointestinal
	Oral mucositis	Preclinical	Phase 1 trial

	Prevention of non-steroidal anti-inflammatory drug (NSAID)-induced ulcers	Phase 2a trial results reported	_____

Pulmonary
	Chronic obstructive pulmonary disease (COPD)	Preclinical	Finalize inhaled formulation

Dermatology

	Wound Healing	Preclinical	Phase 1 trial

SPI-3608	Spinal stenosis	Preclinical	Phase 1 trial

SPI-017	Spinal stenosis	Preclinical	Phase 1 trial

	Peripheral arterial disease (PAD)	Phase 1 completed	Phase 2a trial

Results of Operations

Comparison of three months ended June 30, 2011 and June 30, 2010

Revenues

The following table summarizes our revenues for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
(In thousands)	2011	2010
Research and development revenue	$1,742	$2,789
Product royalty revenue	11,043	9,612
Co-promotion revenue	1,061	1,220
Contract and collaboration revenue	154	154
Total	$14,000	$13,775

Total revenues were $14.0 million for the three months ended June 30, 2011 compared to $13.8 million for the three months ended June 30, 2010, an increase of $225,000 or 1.6%.

Research and development revenue was $1.7 million for the three months ended June 30, 2011 compared to $2.8 million for the three months ended June 30, 2010, a decrease of $1.1 million or 37.5%. The decrease was primarily due to lower activity of our Japanese development program for lubiprostone under the Abbott Agreement, while we await a response to the NDA filing. The revenue recognized under the Abbott Agreement decreased to $293,000 for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program. The revenue recognized under the Takeda Agreement increased to $1.4 million for the three months ended June 30, 2011 from $1.3 million for the three months ended June 30, 2010. We are recognizing the revenue from the payments from Takeda using a time-based model over the estimated performance period.

Product royalty revenue represents royalty revenue earned on net sales, as reported by Takeda, of AMITIZA in the United States. For the three months ended June 30, 2011 and 2010, we recognized $11.0 million and $9.6 million, respectively, of product royalty revenue, an increase of $1.4 million or 14.9%.

Co-promotion revenues represent partial reimbursement by Takeda of co-promotion costs for our specialty sales force. For each of the three months ended June 30, 2011 and 2010, we recognized $1.1 million and $1.2 million, respectively, of co-promotion revenues for partial reimbursement of sales force costs.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
(In thousands)	2011	2010
Direct costs:
AMITIZA	$6,418	$3,222
Cobiprostone	-	162
SPI-017	47	733
RESCULA	80	174
Other	940	21
Total	7,485	4,312

Indirect costs	408	543
Total	$7,893	$4,855

Total research and development expenses for the three months ended June 30, 2011 were $7.9 million compared to $4.9 million for the three months ended June 30, 2010, an increase of $3.0 million or 62.6%. The increase was primarily due to expenses associated with initiating the additional phase 3 trial of lubiprostone for OBD patients which is being 50.0% reimbursed by Takeda, remonitoring costs for previous trials which is being 50.0% reimbursed by Takeda, and an increase in other prostone development activities. Certain expenses are reimbursed and included as revenue earned from Takeda. However, due to the method adopted for revenue recognition, as described in the accounting policies, there may be timing differences between the costs incurred and the recognition of cost reimbursement.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
(In thousands)	2011	2010
Salaries, benefits and related costs	$1,598	$1,574
Legal, consulting and other professional expenses	8,803	3,532
Stock-based compensation	276	240
Other expenses	1,017	1,370
Total	$11,694	$6,716

General and administrative expenses were $11.7 million for the three months ended June 30, 2011, compared to $6.7 million for the three months ended June 30, 2010, an increase of $5.0 million or 74.1%. The increase is due primarily to the increase in legal, consulting and other professional expenses, which relate primarily to costs incurred in connection with the on-going legal matters, including our dispute with Takeda, a separate dispute with a contract research organization, or a CRO, and SAG integration as discussed in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $2.0 million for the three months ended June 30, 2011, compared to $2.3 million for the three months ended June 30, 2010, a decrease of $285,000 or 12.3%. The decrease in selling and marketing expenses relates primarily to the timing of pre-commercialization activities for RESCULA in the U.S. Part of the AMITIZA co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
(In thousands)	2011	2010
Interest income	$55	$178
Interest expense	(614)	-
Other income (expense), net	(3,122)	217
Total	$(3,681)	$395

Interest income was $55,000 for the three months ended June 30, 2011, compared to $178,000 for the three months ended June 30, 2010, a decrease of $123,000, or 69.1%. The decrease was primarily due to lower prevailing interest rates earned by our investments and a shift in the composition of our portfolio from auction rate securities, or ARS, which bear higher interest rates, to other types of investments. Our investment in ARS was redeemed in June 2010.

Interest expense was $614,000 for the three months ended June 30, 2011, including $573,000 on the notes payable issued for the December 2010 SAG acquisition and $41,000 on the notes payable issued on SPL’s borrowings.

Other expense was $3.1 million for the three months ended June 30, 2011, compared to other income of $217,000 for the three months ended June 30, 2010, a decrease of $3.3 million. The majority of the decrease belongs to foreign exchange losses that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax benefit of $2.3 million and a provision of $475,000 for the three months ended June 30, 2011 and 2010, respectively. The tax benefit for the three months ended June 30, 2011 mainly pertained to the taxable loss generated by our U.S. subsidiary for which a tax benefit is being recognized. This benefit was partially offset by the tax expense recorded for the taxable income generated by our Swiss subsidiary. Our other subsidiaries, based in Europe and Japan, incurred a pre-tax loss for the three months ended June 30, 2011, for which no tax benefit was recognized. As of June 30, 2011, we had an outstanding non-current income tax liability of approximately $1.4 million, including interest, for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our condensed consolidated financial statements. The liability for uncertain tax positions as of June 30, 2011 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

Comparison of six months ended June 30, 2011 and June 30, 2010

Revenues

The following table summarizes our revenues for the three months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Research and development revenue	$3,706	$6,846
Product royalty revenue	20,161	19,385
Co-promotion revenue	1,999	2,075
Contract and collaboration revenue	308	305
Total	$26,174	$28,611

Total revenues were $26.2 million for the six months ended June 30, 2011 compared to $28.6 million for the six months ended June 30, 2010, a decrease of $2.4 million or 8.5%.

Research and development revenue was $3.7 million for the six months ended June 30, 2011 compared to $6.8 million for the six months ended June 30, 2010, a decrease of $3.1 million or 45.9%. The decrease was primarily due to lower activity of our Japanese development program for lubiprostone under with the Abbott Agreement, while we await a response to the NDA filing. The revenue recognized under the Abbott Agreement decreased to $809,000 for the six months ended June 30, 2011 from $4.3 million for the six months ended June 30, 2010. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program. The revenue recognized under the Takeda Agreement increased to $2.9 million for the six months ended June 30, 2011 from $2.6 million for the six months ended June 30, 2010. We are recognizing the revenue from the payments from Takeda using a time-based model over the estimated performance period.

Product royalty revenue represents royalty revenue earned on net sales, as reported by Takeda, of AMITIZA in the United States. For the six months ended June 30, 2011 and 2010, we recognized $20.2 million and $19.4 million, respectively, of product royalty revenue, an increase of $776,000 or 4.0%.

Co-promotion revenues represent partial reimbursement by Takeda of co-promotion costs for our specialty sales force. For each of the six months ended June 30, 2011 and 2010, we recognized $2.0 million and $2.1 million, respectively, of co-promotion revenues for partial reimbursement of sales force costs.

Research and Development Expenses

The following summarizes our research and development expenses for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Direct costs:
AMITIZA	$13,398	$7,011
Cobiprostone	176	306
SPI-017	127	1,543
RESCULA	763	290
Other	1,759	67
Total	16,223	9,217

Indirect costs	890	1,004
Total	$17,113	$10,221

Total research and development expenses for the six months ended June 30, 2011 were $17.1 million compared to $10.2 million for the six months ended June 30, 2010, an increase of $6.9 million or 67.4%. The increase was primarily due to expenses associated with initiating the additional phase 3 trial of lubiprostone for OBD patients which is being 50.0% reimbursed by Takeda, remonitoring costs for previous trials which is being 50.0% reimbursed by Takeda, and an increase in other prostone development activities. Certain expenses are reimbursed and included as revenue earned from Takeda. However, due to the method adopted for revenue recognition, as described in the accounting policies, there may be timing differences between the costs incurred and the recognition of cost reimbursement.

We routinely enter into agreements with third-party contract research organizations, or CROs, to oversee clinical research and development studies provided on an outsourced basis. We are not generally contractually obligated to pay the CRO if the service or reports are not provided. Total future estimated costs through 2013 under these agreements as of June 30, 2011 were approximately $13.3 million.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Salaries, benefits and related costs	$3,358	$2,961
Legal, consulting and other professional expenses	15,407	6,803
Stock-based compensation	400	337
Other expenses	2,226	2,509
Total	$21,391	$12,610

General and administrative expenses were $21.4 million for the six months ended June 30, 2011, compared to $12.6 million for the six months ended June 30, 2010, an increase of $8.8 million or 69.6%. The increase is primarily to the increase in legal, consulting and other professional expenses, which relate primarily to costs incurred in connection with the on-going legal matters, including our disputes with Takeda and a CRO, and SAG integration activities as discussed in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $4.4 million for the six months ended June 30, 2011, compared to $4.5 million for the six months ended June 30, 2010, a decrease of $54,000 or 1.2%. The decrease in selling and marketing expenses relates primarily to the timing of pre-commercialization activities for RESCULA in the U.S. Part of the AMITIZA co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Interest income	$125	$391
Interest expense	(1,225)	-
Other income (expense), net	(3,257)	824
Total	$(4,357)	$1,215

Interest income was $125,000 for the six months ended June 30, 2011, compared to $391,000 for the six months ended June 30, 2010, a decrease of $266,000, or 68.0%. The decrease was primarily due to lower prevailing interest rates earned by our investments and a shift in the composition of our portfolio from auction rate securities, or ARS, which bear higher interest rates, to other types of investments. Our investment in ARS was redeemed in June 2010.

Interest expense was $1.2 million for the six months ended June 30, 2011, including $1.1 million on the notes payable issued for the December 2010 SAG acquisition and $82,000 on the notes payable issued on SPL’s borrowings.

Other expense was $3.3 million for the six months ended June 30, 2011, compared to other income of $824,000 for the six months ended June 30, 2010, a decrease of $4.1 million. The majority of the decrease belongs to foreign exchange losses that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax benefit of $5.2 million and a provision of $884,000 for the six months ended June 30, 2011 and 2010, respectively. The tax benefit for the six months ended June 30, 2011 mainly pertained to the taxable loss generated by our U.S. subsidiary for which a tax benefit is being recognized. This benefit was partially offset by the tax expense recorded for the taxable income generated by our Swiss subsidiary. Our other subsidiaries, based in Europe and Japan, incurred a pre-tax loss for the six months ended June 30, 2011, for which no tax benefit was recognized. As of June 30, 2011, we had an outstanding non-current income tax liability of approximately $1.4 million, including interest, for uncertain tax positions which represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our condensed consolidated financial statements. The liability for uncertain tax positions as of June 30, 2011 was mainly a result of our interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

Reportable Geographic Segments

We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the progress of research and development activities. The financial results in these three segments based on geographic locations for the three and six months ended June 30, 2011 are summarized in the table below.

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded a loss before taxes of $12.1 million for the six months ended June 30, 2011 compared to income before taxes of $5.1 million for the six months ended June 30, 2010. These results primarily reflect the expenses associated with initiating the additional phase 3 trial of lubiprostone for OBD in chronic non-cancer pain patients, a reduction in royalty revenues receivable from Takeda and the increased expenses in legal matters, including our dispute with Takeda.

Our segment in Europe recorded a loss before taxes of $6.3 million for the six months ended June 30, 2011 compared to loss before taxes of $90,000 for the six months ended June 30, 2010. These results primarily reflect the on-going regulatory submission for AMITIZA and the interest accruing on the loan notes issued for the December 2010 SAG acquisition.

Our segment in Asia recorded a loss before taxes of $2.7 million for the six months ended June 30, 2011 compared to a loss before taxes of $2.5 million during the six months ended June 30, 2010. These results primarily reflect the reduction of revenue recognized during the six months ended June 30, 2011 from the payments received from Abbott in 2009 and 2010.

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended June 30, 2011
Total revenues	$13,695	$-	$305	$14,000
Loss before taxes	(5,014)	(4,729)	(1,553)	(11,296)

Three Months Ended June 30, 2010
Total revenues	$12,243	$-	$1,532	$13,775
Income (loss) before taxes	2,439	(230)	(1,923)	286

Six Months Ended June 30, 2011
Total revenues	$25,340	$-	$834	$26,174
Loss before taxes	(12,132)	(6,333)	(2,668)	(21,133)

Six Months Ended June 30, 2010
Total revenues	$24,316	$-	$4,295	$28,611
Income (loss) before taxes	5,061	(90)	(2,476)	2,495

Identifiable assets
As of June 30, 2011	$98,020	$47,584	$-	$145,604
As of December 31, 2010	102,096	30,789	16,388	149,273

Liquidity and Capital Resources

Sources of Liquidity

We require cash principally to meet our operating expenses. We finance our operations principally from cash and cash equivalents and to a lesser extend from the sale of securities through the exercise of stock options. Revenues generated from operations principally consist of a combination of upfront payments, milestone and royalty payments and research and development expense reimbursements received from Takeda, Abbott and other parties.

Our cash, cash equivalents, restricted cash and investments consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In thousands)	2011	2010
Cash and cash equivalents	$52,279	$49,243
Restricted cash	15,113	15,113
Investments, current	42,163	54,524
Investments, non-current	-	5,028
Total	$109,555	$123,908

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with a maturity at time of purchase of 90 days or less.

As of June 30, 2011 and December 31, 2010, our restricted cash consisted primarily of the collateral to SPL’s loan with The Bank of Tokyo-Mitsubishi UFJ, Ltd.

As of June 30, 2011, our short-term investments consisted of U.S. government agencies securities, U.S. commercial paper, municipal and corporate bonds, variable rate demand notes and certificates of deposits that have short-term maturities of one year or less.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(In thousands)	2011	2010
Cash provided by (used in):
Operating activities	$(14,386)	$(280)
Investing activities	13,726	501
Financing activities	104	(698)
Effect of exchange rates	3,592	(2,933)
Net decrease in cash and cash equivalents	$3,036	$(3,410)

Six Months Ended June 30, 2011

Net cash used in operating activities was $14.4 million for the six months ended June 30, 2011. This reflected a net loss of $15.9 as well as changes in other operating assets and liabilities.

Net cash provided by investing activities of $13.7 million for the six months ended June 30, 2011 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments and intangible assets.

Net cash provided by financing activities of $104,000 for the six months ended June 30, 2011 resulted from the proceeds received from the exercise of stock options and proceeds we received under our employee stock purchase plan.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for six months ended June 30, 2011 was an increase of $3.6 million.

Six Months Ended June 30, 2010

Net cash used in operating activities was $280,000 for the six months ended June 30, 2010. This reflected a net income of $1.6 million, a decrease in deferred revenue of $6.8 million, offset in part by an increase in product royalty receivable of $1.4 million and changes in other operating assets and liabilities.

Net cash provided by investing activities of $501,000 for the six months ended June 30, 2010 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments.

Net cash used in financing activities of $698,000 for the six months ended June 30, 2010 resulted from the issuance of notes receivable, offset in part by the proceeds we received under our employee stock purchase plan.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2010 was a decrease of $2.9 million.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the ongoing development program of AMITIZA in the U.S.;
•	development and regulatory efforts in Europe and Asia for lubiprostone;
•	development and regulatory activities for RESCULA in the U.S., Canada and the rest of the world except Japan, Korea, Taiwan and The People’s Republic of China;
•	transition of certain subsidiaries’ intellectual property to SAG;
•	activities to resolve our ongoing legal matters;
•	research and development activities for other prostone compounds, including cobiprostone and SPI-017;
•	other business development activities, including investments in or acquisitions of other businesses, products and technologies;
•	the initiation of commercialization efforts in non-U.S. markets;
•	the expansion of our commercialization activities in the U.S. and the initiation of commercialization efforts in non-U.S. markets;
•	the purchase of shares of our class A common stock up to $10.0 million, if we elect to do so, pursuant to our board-approved stock repurchase program; and
•	the satisfaction of the conditions of our loan note obligations.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At June 30, 2011, we have sufficient liquidity for the next 12 months.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange Risk

We are subject to foreign exchange risk for revenues and expenses denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that a hypothetical one percentage point fluctuation in the U.S. dollar exchange rate would materially affect the fair value of our foreign currency sensitive assets and investments as of June 30, 2011. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

We are subject to interest rate risks associated with fluctuations in interest rates. Our interest income is more sensitive to fluctuations in the interest rates in the U.S. than to changes in interest rates in other markets. Our interest expense is more sensitive to fluctuations in LIBOR and TIBOR than to changes in other interest rates. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of June 30, 2011.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of June 30, 2011 and December 31, 2010, approximately 26.7% and 27.6%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4.  Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2011. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in our Quarterly Reports on Forms 10-Q, on March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce a demand for arbitration under the applicable provisions of the Takeda Agreements between us and Takeda, which specify that New York law will govern the procedural and substantive aspects of the arbitration. The arbitrators have reset the hearing on our claims to conclude by December 2011; it is not known if the arbitration will remain on schedule or how long thereafter the arbitration proceedings will conclude. We have spent and expect to spend significant resources in the dispute with Takeda, and these arbitration proceedings may require the continuing attention of our senior management.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, on December 9, 2010, we filed an amended lawsuit under seal in Circuit Court for Montgomery County, Maryland against the CRO that performed the clinical trials for the OBD indication. We are pursuing our claims in the lawsuit, and the court has set a trial date in September 2012. We have spent and expect to spend significant resources in the dispute with the CRO, and these court proceedings may require the continuing attention of our senior management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During the quarter ended June 30, 2011, we did not purchase any shares of our class A common stock under this program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6.  Exhibits

(a)      Exhibits

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Form of Sucampo Pharmaceuticals, Inc. Duration and Performance-Based Stock Option Incentive Award	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 6, 2011)

101.[INS]†	XBRL Instance Document	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

†           Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

August 5, 2011	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 5, 2011	By:	/s/ ANDREW P. SMITH
Andrew P. Smith
Principal Accounting Officer

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Form of Sucampo Pharmaceuticals, Inc. Duration and Performance-Based Stock Option Incentive Award	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 6, 2011)

101.[INS]†	XBRL Instance Document	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

†           Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.