Form 10-K
period 2011-12-31
Sucampo Pharmaceuticals, Inc.
filed 2012-03-15
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-33609

SUCAMPO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0520478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4520 East-West Highway, 3rd Floor	(301) 961-3400
Bethesda, MD 20814	(Registrant’s telephone number)
(Address of principal executive offices,
including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01	The NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the 11,485,779 shares of class A common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter) was $47.1 million.

As of February 27, 2012, there were outstanding 15,704,314 shares of the registrant’s class A common stock, par value $0.01 per share, and 26,191,050 of the registrant’s class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on May 25, 2012, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 1.     BUSINESS

Overview

We are a global pharmaceutical company. Our mission is to develop, register and commercialize safe and effective drugs, with novel mechanisms of action, to meet the major unmet medical needs of patients on a global basis.

We are focused on the discovery, development and commercialization of proprietary drugs based on prostones and other novel drug technologies that can supplement our drug development pipeline. Prostones are a class of fatty acid compounds that occur naturally in the human body as a result of the enzymatic catalysis by 15-Prostaglandin Dehydrogenase (15-PGDH) of eicosanoids, like prostaglandins, and other docosanoid molecules specifically synthesized with 15 position keto groups.

To date, two prostone products have received marketing approval, AMITIZA® (lubiprostone) and RESCULA® (unoprostone isopropyl). A third prostone, cobiprostone, has been studied in phase II trials in humans; two other prostones have also been developed for human testing, SPI 017 and SPI 3608.

We generate revenue mainly from product royalties, development milestone payments, and clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities and as we seek regulatory approvals for additional indications for AMITIZA, RESCULA and other compounds on an international basis. We conduct our business through our subsidiaries based in Japan, the United States, Switzerland, the United Kingdom and Luxembourg.

The therapeutic potential of prostones was first identified by one of our founders, Dr. Ryuji Ueno. Our lead compounds primarily focus on ClC-2 chloride and BK potassium related ion channels. ClC-2 channel activators restore and repair tight junctions, maintain chloride homeostasis and increase fluid. BK channel activators are neuroprotective via hyperpolarization of excitable membranes, counteract vasoconstriction by endothelin-1, relax vascular smooth muscles cells, increase microvascular circulation, stabilize the mitochondrial membrane, and decrease cell death. Both ClC-2 and BK channel activators have anti-inflammatory properties. Prostones offer a wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostones to treat gastrointestinal, ophthalmologic, CNS, vascular, and respiratory diseases as well as other potential therapeutic applications.

The Prostone Platform and Related Physiology

The body produces prostaglandins to initiate and accelerate an inflammatory and immunologic response to infection, to tissue damage or injury, and to disease processes. In this way, inflammatory prostaglandins are created as an essential part of the body’s response to viral, fungal and/or bacterial infections, to parasitic invasion, to toxins, to allergens, to immuno-gens, to auto-immune diseases and to trauma. In this capacity, pro-inflammatory prostaglandins act physiologically to activate the immune system, to activate macrophages and other immuno-inflammatory response cells, to constrict peripheral blood vessels, to increase vaso-permeability, to induce blood aggregation and coagulation, and to accelerate programmed cell death (apoptosis).

Inflammatory prostaglandins work by binding to and thereby activating specific prostaglandin cell surface (DP1, DP2, EP1, EP2, EP3, EP4, and FP1) receptors and nuclear receptors (PPARS). Prostaglandin cell surface receptors specifically activate inflammatory and apoptotic response pathways within cells. At the organ level pro-inflammatory prostaglandins can affect both specific organ functions as well as full systemic functions.

We know the symptoms of the systemic prostaglandin inflammatory response to be fever, pain, swelling, blood clotting and lassitude. In this way the prostaglandin mediated immuno-inflammatory response can change both local and systemic fluid handling, blood circulation, immune cell migration, oxygenation, and membrane integrity from normal homeostatic functions. Prostaglandins, however, do not appear to play a significant, direct role in the body’s conversion from an immuno-inflammatory injury response to a wound healing and restorative response. The body, therefore, must rely on other pathways to convert from an inflamed immuno-activated state to a normal homeostatic state after an immune response has peaked, after an initial injury is controlled, or after an infection has been eliminated. We believe that the action of 15-PGDH and the prostones 15-PGDH produces are essential to that wound healing response.

The direct action of 15-PGDH on prostaglandins catalyzes the oxidation of the 15 position hydroxyl group common to all pro-inflammatory prostaglandins to a 15 position keto group. This 15 keto conversion significantly reduces the resulting metabolites’ physiologic affinity/activation potential for all pro-inflammatory prostaglandin cell surface receptors. Thus, high levels of 15-PGDH can rapidly metabolize and inactivate pro-inflammatory prostaglandins. 15-PGDH expression is tightly controlled. 15-PGDH expression is strongly inhibited by several early-stage, profoundly pro-inflammatory agents, such as TNF-α, IL-1β and interferon gamma. 15-PGDH expression and concentration are fully induced only after an initial immuno-inflammatory response has peaked. 15-PGDH is induced by TGF-β, IL-10 and other wound healing agents. As natural metabolites of pro-inflammatory prostaglandins created by 15-PGDH, prostones do not activate pro-inflammatory prostaglandin receptors at physiologically-observed levels.

We believe that endogenous creation of active prostones by 15-PGDH may be as important to the wound healing process as the neutralization of the effects of prostaglandins by 15-PGDH. Ion channel function is essential to peri-cellular ion transport and thereby intra-cellular and trans-membrane fluid transport, fluid pH, fluid osmolarity and fluid volume balance. Ion channel stimulation can hyperpolarize cell membranes and stabilize intra-cellular ion stores in a fashion that can inactivate intra-cellular inflammatory signaling pathways. Ion channel stimulation can reverse intra-cellular fluid sequestration and ion gradients created by inflammatory pathway stimulation. Ion channel activation by prostones supports wound healing, tissue regeneration, and epithelial repair. All available data suggest that 15 keto fatty acids, prostones selectively and profoundly activate ion channels at the physiologic levels created by 15-PGDH. Prostone stimulation of ion channels appears to counter-act many of the immuno-inflammatory activities of prostaglandins. Ion channels are among the most active and essential trans-membrane proteins for control of cell homeostasis, metabolism, function and survival. Prostones accordingly appear to reverse immuno-inflammatory responses, to restore cells and membranes to homeostasis, to reverse peripheral vasoconstriction, to decrease peripheral vaso-permeability, to induce tight junction restoration which repairs epithelial barrier integrity, to desensitize immuno-inflammatory cell responses, to restore homeostatic fluid and electrolyte balance and to decrease or to arrest apoptotic pathway activity.

BK (also called Maxi-K) potassium ion channel activation can hyper-polarize cell membranes, stabilize intra-cellular ion levels and alter cytosolic fluid levels so as to control the activities of intra-cellular pathways, in particular inflammatory, immuno-modulatory and apoptotic response pathways. BK ion channels are particularly effective at blocking the effect of key pro-inflammatory mediators, such as endothelin, which is the most profound vasoconstrictor in the peripheral microcirculation. Excess endothelin levels leading to hypoxia, inflammation and apoptosis in the eye, has been identified as a major risk factor in the incidence and progression of neurodegeneration in retinitis pigmentosa, or RP, primary open angle glaucoma, or POAG, and age related macular degeneration, or AMD.

Other ion channels, such as the ClC-2 chloride channel, act as strong regulators of membrane permeability, integrity and function as well as trans-membrane fluid, electrolyte, oxygen, and nutritional flows. In this way, ion channels are essential to maintenance of normal cellular and organ function and homeostasis as well as cellular and tissue regeneration and repair. For Maxi-K stimulation ophthalmic, respiratory and CNS indications are particularly promising. For ClC-2 stimulation, gastroenterology, oncology and respiratory indications are particularly promising.

In the gastro-intestinal tract, prostones modulate the amount and components of trans-membrane fluid secretion and uptake that are essential to the normal function of the digestive process. Proper homeostasis of fluid uptake and the volume and contents of the lumen of the intestines are essential to maintaining proper nutritional, immunologic, cardiovascular, hepatic and renal health. By ClC-2 stimulation, prostones also modulate the production and restoration of tight junctions between cells in the mucosal membranes of the intestines. The integrity of the tight junctions in the gut is essential to proper secretion and uptake of fluids, electrolytes and nutrition while protecting the body from the toxins, immuno-gens, allergens, and pathogens taken in with food and created in the process of digestion. Recent studies have implicated excess gut permeability with significant co-morbidities, including diabetes, heart disease, obesity, infections and auto-immune diseases.

Our Prostone Products, Approved and in the Clinic

AMITIZA (lubiprostone)

AMITIZA was approved by the U.S. Food and Drug Administration, or FDA, in 2006 for chronic treatment for chronic idiopathic constipation, or CIC, in adults of both genders and in 2008 for chronic treatment for irritable bowel syndrome with constipation, or IBS-C, in women aged 18 years and older. AMITIZA is also approved for chronic treatment of CIC in Switzerland and is under regulatory review in Japan and United Kingdom, or U.K, for chronic treatment of CIC with approval expected in both countries in 2012.

AMITIZA has a well-tolerated and well-established profile for safety and efficacy. In the past 6 years, AMITIZA has been dispensed approximately 6 million times. Post marketing safety monitoring is similar to the well-tolerated safety profile for AMITIZA seen in clinical trials. Side effects reported in clinical testing were predominantly mild to moderate and transient in nature.

Nausea was the most common side effect observed in pivotal clinical trials when 24mcg BID AMITIZA for CIC was taken without food; 29.7% of patients taking AMITIZA reported an event of nausea during the course of the full pivotal trials. The vast majority of nausea events were described as either mild (defined as noticed some nausea but had no effect on daily activities and acceptable; >64% of reported events) or moderate (defined as noticed with some impact on daily activities and acceptable; >27% of reported events). In other words, most patients reporting nausea in 24mcg BID AMITIZA CIC pivotal clinical trials, 21.9% of total patients (or 93% of the patients reporting nausea) had reported one event of nausea, 1.0% of total patients (or 4% of patients reporting nausea) reported had two events of nausea; 0.3% of total patients (or 1.4% of patients reporting nausea) reported three events of nausea and 0.3% of total patients (or 1.4% of patients reporting nausea) reported having four events of nausea.

Nausea was reduced when 24 mcg BID AMITIZA is taken with food 19.8%. Long term studies of patients who took 24 mcg BID AMITIZA with food showed only 1.08 patient days with an event of nausea per 1,000 patient days on 24mcg BID therapy and over 97% of these events were reported as mild or moderate. In patients treated up to 52 weeks in an open label safety study of AMITIZA for CIC taken with food approximately 5.2% of patients reported discontinuance for nausea.

Nausea rates for the 8 mcg BID dose for AMITIZA for IBS-C were similar to placebo (8% AMITIZA and 4% placebo) in pivotal trials. In the open label safety study with patients treated up to 52 weeks, nausea was reported by 6.5% of AMITIZA patients. Most events (99.2%) were described as mild or moderate and acceptable. In long-term safety studies with 8 mcg BID AMITIZA for IBS-C only 0.6% of patients discontinued AMITIZA because of nausea.

AMITIZA is the only medicine indicated for IBS-C and CIC and we plan to file a sNDA for AMITIZA to treat opioid bowel dysfunction, or OBD or opioid-induced constipation, or OIC, in mid-2012. All of these diseases have large patient populations, many of whom are not satisfied with their existing therapy, primarily laxatives, which are only indicated for occasional use.

Laxatives are approved for occasional (i.e., self-limited) constipation with over-the-counter , or OTC, laxatives approved for a sub-chronic seven day course and prescription PEG 3350 laxatives approved for a 14-day course of therapy. Laxatives are not approved for chronic use. Laxatives are not approved for use in IBS-C, OBD or CIC. There have been no randomized controlled trials (RCTs) of laxatives in IBS-C and there are no RCTs demonstrating laxatives relieve abdominal discomfort. A 2011 Cochrane Collaboration Review on the use of laxatives in opioid pain patients (palliative care) reported that there have been no randomized clinical trials on any laxative that evaluated laxation response rates, patient tolerability and acceptability.

AMITIZA users tend to be the most satisfied with their treatment. In market research, the majority of AMITIZA users reported a high level of satisfaction with AMITIZA (scoring 6 or 7 on a 7-point scale). In market research, physicians also rated AMITIZA higher (5 percentage point difference) than MiraLAX® in the areas of overall efficacy, provides sustained relief, increases frequency of spontaneous bowel movements, relieves abdominal pain, relieves abdominal bloating and discomfort, improves stool consistency, improves time to first bowel movement. There are no efficacy categories where MiraLAX was rated higher than AMITIZA. Overall tolerability was similar between the brands. AMITIZA was rated higher than MiraLAX in not causing changes in serum electrolytes and and having low incidence of diarrhea. MiraLAX scored higher in having low incidence of nausea and no pregnancy warning.

We believe that due to the lack of best efforts by our commercial partner, AMITIZA has low patient awareness, low physician awareness of disease morbidity and co-morbidities, low therapy awareness among primary care and gastroenterology specialist physicians and inappropriate managed care restrictions on access. Better managed care treatment, as well as higher levels of both patient and physician education are required to achieve acceptable commercial utilization of AMITIZA for CIC and IBS-C, especially among primary care physicians.

Previously, three medicines used to treat IBS were either removed from the market or had severely reduced labeling due to safety concerns. An important consideration in any IBS medicine is having an established safety profile. We believe new medicines indicated for chronic treatment of CIC, IBS or OBD will have to establish a safety profile prior to extensive first line use.

RESCULA (unoprostone isopropyl)

RESCULA® (unoprostone isopropyl) first launched in Japan in 1994, expanded globally and is FDA approved for lowering of intra-ocular pressure, or IOP, in open-angle glaucoma or ocular hypertension in patients who are intolerant of or insufficiently responsive to other IOP lowering medications. RESCULA has a well-established safety profile with global utilizations in approximately 32 million patient exposure months.

AMITIZA in the U.S. and Canada

In October 2004, we entered into a collaboration and license agreement, or Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda, to jointly develop and commercialize AMITIZA for CIC and IBS-C and other gastrointestinal indications in the U.S. and Canada. At the time of the Takeda Agreement, we entered into a supply and a manufacturing agreement with Takeda and R-Tech Ueno, Ltd, or R-Tech, a pharmaceutical research, development and manufacturing company in Japan that is majority owned by our founders. Following FDA approval, commercial sales of AMITIZA were initiated in April 2006 for the treatment of CIC and in May 2008 for the treatment of IBS-C. We retain, among other rights, the right to develop and commercialize AMITIZA in the U.S. and Canada for gastrointestinal indications under the terms of the Takeda Agreement, subject to its right of first refusal, as well as the exclusive right to develop and commercialize AMITIZA in the U.S. and Canada for all indications other than gastrointestinal indications. In early 2006, in response to a notice of material breach sent to Takeda in 2005, we entered into a settlement agreement which resolved certain disputes with Takeda, and a supplemental agreement, or the Supplemental Takeda Agreement, which further defined certain rights and responsibilities of the parties, but did not supersede the terms of the Takeda Agreement between Takeda and us, including but not limited to, Takeda’s obligation to exert its best efforts to maximize the net sales revenues of AMITIZA.

Takeda currently promotes AMITIZA in the U.S. to only office-based specialty and a limited number of primary care physicians. Takeda reimburses the Company for a significant portion of our research and development activities as well as part of our co-promotion activities. Takeda records all sales of AMITIZA within the U.S. and pays us a tiered royalty based on net sales. Takeda is primarily responsible for the sales and marketing of AMITIZA in the U.S. Takeda has not sought approval for either CIC or IBS-C in Canada. We are primarily responsible for AMITIZA research and development efforts and hold the new drug application, or NDA. In addition, subject to approval from Takeda, we have the right to co-promote AMITIZA in the U.S. and Canada, and to be reimbursed by Takeda for certain co-promotion expenses. We co-promote AMITIZA through our specialty sales force which focuses on the institutional marketplace, including long-term care and veteran’s affairs facilities. The reimbursement of co-promotion costs under the Supplemental Takeda Agreement expired on May 31, 2011. Co-promotion costs after May 31, 2011 are reimbursed under the Takeda Agreement. The previous reimbursement terms of the Supplemental Takeda Agreement were based on a per diem amount by the number of our sales representatives in the field promoting AMITIZA. The current terms are based on actual details presented to health care prescribers.

On March 12, 2010, we submitted for filing with the International Court of Arbitration, International Chamber of Commerce, or ICC, a demand for arbitration under the applicable provisions of the Takeda Agreement, which specify that New York law will govern the procedural and substantive aspects of the arbitration. The arbitration hearing concluded on December 20, 2011. Under a recent order from the ICC, the final arbitration award is expected by the end of April 2012. After the final arbitration award issues, one or both parties will file a court action seeking confirmation of the award. We have undertaken substantial planning in anticipation of the award. We have filed a motion for interim relief with the arbitration panel to restrain Takeda from making major unilateral decisions prior to the final arbitration award. It is not known if the issuance of the ICC arbitration award will remain on schedule or how long the court confirmation proceedings will take to conclude. We have spent and expect to spend significant resources in the dispute with Takeda, and these arbitration matters may require the continuing attention of our senior management.

We are currently pursuing approval of a third gastrointestinal indication of AMITIZA, for the treatment of either OBD or OIC in patients treated chronically with opiates other than methadone. OBD is a condition that affects greater than 10 million people in the U.S. and E.U. and is a significant unmet medical need. There are over 250 million opioid prescriptions written in the US alone on an annual basis. At any given time approximately 80.0% of patients are constipated from opioid use. Our current OBD trials do not include patients treated chronically with opiates for pain incident to cancer which would be an additional indication under the Takeda Agreement. In February 2012, we reported that the third phase 3 trial (OBD1033) met the primary endpoint in a phase 3 clinical trial. Patients received lubiprostone 24-mcg capsule or placebo capsule twice daily for 12 weeks. The primary endpoint was the overall spontaneous bowel movement, or SBM, response rate. The response rate for lubiprostone-treated patients was 26.9% (n=219) versus 18.6% (n=220) for placebo-treated patients (p=0.035). This data along with the data from a successful phase 3 efficacy study, OBD0631, in which statistical significance (p=0.0226) was achieved for its primary endpoint will be presented to the FDA as part of the sNDA filing in the first half of 2012. As per our agreement with Takeda, approximately half of this third phase 3 study’s expenses were funded by us. We are now evaluating the performance of additional opioid-induced bowel dysfunction studies to include patients with cancer treated chronically with opiates other than methadone.

AMITIZA in Japan

In February 2009, we entered into a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott, for lubiprostone in Japan, or the Abbott Agreement. Under the terms of the Abbott Agreement, Abbott received exclusive rights to commercialize lubiprostone for the treatment of CIC in Japan and also received the right of first exclusive negotiation to any additional indications for which lubiprostone is developed in Japan. Abbott is responsible for all commercialization efforts and expenses and we are responsible for the development effort and expenses.

To date, we have received a total of $22.5 million in payments from Abbott, consisting of an upfront payment and clinical and regulatory milestone payments. We could receive additional milestone payments based on achieving other specified development and commercialization goals, including $15.0 million due on the first commercial sale in Japan. We have retained the development right to lubiprostone in Japan and commercialization rights to all other indications of lubiprostone and other therapeutic areas subject to Abbott’s right of first exclusive negotiation.

In September 2010, we submitted a NDA, in Japan with the Pharmaceuticals and Medical Devices Agency, or PMDA, for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC. We have had meetings with PMDA and anticipate a decision by the Ministry of Health, Labor and Welfare, or MHLW, on the NDA by mid-2012. The submission includes the results of a pivotal phase 3 efficacy trial of lubiprostone in Japanese CIC patients which met its primary endpoint with statistical significance (p<0.001) and demonstrated a safety profile consistent with previously reported clinical lubiprostone data. The primary endpoint of this trial was a change in the number of SBMs at the end of the first week of treatment. This pivotal, double-blinded, placebo-controlled trial evaluated 124 Japanese CIC patients each of whom received one lubiprostone 24-mcg, or placebo, capsule twice daily for 28 days. If AMITIZA is approved for sale in Japan, it will be the first new drug indicated for constipation in Japan in more than ten years. Currently, the total prescription market for constipation patients in Japan is approximately $483.0 million. Magnesium oxide is a leading laxative treatment for constipation in Japan and, in 2010, generated annual sales of approximately $202.0 million. Future market growth is expected to continue to be fueled by an increasingly older population and changes in eating and lifestyle habits.

We continue to negotiate with third parties for commercial rights in Japan to the OBD indication; Abbott, under the terms of our agreement, will have forty-five days to meet the terms and conditions of any third party bona fide offer.

AMITIZA in other territories

We have retained full rights to develop and commercialize AMITIZA for the rest of the world’s markets outside of the U.S., Canada and Japan. In Europe we have submitted a filing for approval of AMITIZA to treat CIC, in the U.K and we expect a decision by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the third quarter of 2012. If we receive approval in the U.K., we will seek approval in other European countries following the mutual recognition procedure or MRP.

AMITIZA is approved in Switzerland for the treatment of CIC. We are currently in discussions with the Swiss Federal Office of Public Health, or Bundesamt für Gesundheit, or the BAG, for pricing approval. In February 2012 we commenced marketing AMITIZA, on a limited basis, in Switzerland. We continue to evaluate the opportunity to commercialize AMITIZA within the European Union, or E.U.

RESCULA

In April 2009, we entered into agreements with R-Tech, to acquire for $3.5 million the development and commercialization rights to RESCULA in the U.S. and Canada. Under these agreements, we hold the exclusive rights to commercialize RESCULA in the U.S. and Canada for its approved indication and all new ophthalmic indications developed by us. We also have the right of first refusal to commercialize RESCULA in the U.S. and Canada for any additional ophthalmic indication developed by R-Tech or us. We plan to re-launch RESCULA in the U.S. for its approved indication in the event of approval of an enhanced label from the FDA.

On March 22, 2011, we entered into a license agreement with R-Tech for unoprostone isopropyl, expanding our development and commercialization rights as well as our territories beyond our previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China, or the R-Tech Territory. We are now evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl.

We plan to evaluate conducting a phase 2a clinical trial in 2012 of unoprostone isopropyl for the indication of dry age-related macular degeneration, or dry AMD. If this study is successful, there would need to be further studies to be completed that may take several years before commercialization.

We continue to pursue additional intellectual property as well as further clinical development of RESCULA. We are solely responsible for the development, regulatory and commercialization activities and expenses for RESCULA throughout the world excluding the R-Tech Territory. R-Tech is exclusively responsible for the supply of RESCULA to us within our licensed territories.

Our Development Programs

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

Lubiprostone (AMITIZA) in other indications

In September 2011, preclinical data were presented at the annual scientific meeting of the Japanese Biochemical Society, held in Kyoto, Japan, by Sachiko Tsukita, Ph.D., Professor at the Graduate School of Frontier Biosciences and Graduate School of Medicine, of Osaka University. These data demonstrate that lubiprostone significantly reduces expression of inflammatory cytokines (p<0.01) vs. the control in an animal model of inflammatory bowel disease, or IBD. In addition, lubiprostone significantly (p<0.01) protects the intestinal epithelial barrier function, as compared to the control. Based on this data, we will be evaluating further studies to explore the IBD indication.

Unoprostone isopropyl (RESCULA)

We may develop RESCULA as a treatment for additional ophthalmic diseases including dry AMD. We initiated an exploratory clinical study for the ophthalmic indication of dry AMD in the second quarter of 2011, which is intended to evaluate the effects of RESCULA in a small number of patients with dry AMD. That study has concluded and we are now analyzing the data. We are considering the design of a phase 2 trial.

Other development areas

On July 8, 2011, we obtained the development and commercial rights to a peptide compound from CuroNZ, a New Zealand company, for a loan of $100,000 that will augment our ophthalmic development opportunities. CuroNZ has started to evaluate the lead compound for use in animal models of glaucoma and retinitis pigmentosa.

On September 8, 2011, we entered into a research and development collaboration with Numab AG, or Numab, of Wadenswil, Switzerland. In February 2012, we purchased certain equipment and leased it to Numab for its use in the development under the collaboration agreement. Under the Loan Guarantee and Development Agreement with Numab, we will have access to Numab’s proprietary technology for the discovery of high-affinity antibodies against certain selected targets. We will have exclusive commercial rights to any biologic products successfully developed and commercialized in the course of the collaboration. We have agreed to provide Numab with up to CHF 5,000,000 as collateral for a loan to Numab from a third party. We may name up to four targets against which Numab will use their technology to discover high-affinity antibodies and will develop these to an investigational new drug, or IND, -ready stage. Numab is eligible for payments based on an agreed rate for the number of full time employees assigned to the development project and discovery success-dependent fees. If a biologic is successfully developed, we may enter into a license arrangement with Numab in which they will be entitled to clinical development milestone payments and increasing tiered royalties on net sales. We will be responsible for clinical development and will retain all commercial rights to any resulting biologic product. Numab has commenced work on the Company’s first target.

Product Pipeline

The table below summarizes the development status of AMITIZA, RESCULA and several other prostone-based product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of AMITIZA in the U.S., Canada and Japan, which is covered by our collaboration and license agreements with Takeda and Abbott, and for RESCULA, for which we hold all rights except in the R-Tech Territories. Commercialization may be several years after successful completion of studies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
AMITIZA ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	Pricing negotiations with government ongoing

		Marketing Authorization Application (MAA) submitted in 2011 in UK	MAA approval

		New Drug Application (NDA) submitted in 2010 to authorities (PMDA) in Japan, and updated in early 2011 with results of long-term safety study	Approval of NDA, to be followed by pricing negotiations with government

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.; phase 4 study on higher dosage and with additional male subjects	_____

	Pediatric constipation	Open-labeled clinical study completed in patients 3–17 years	Initiate well-controlled Phase 3 clinical studies

	Inflammatory bowel disease (IBD)	Preclinical	_____

	Opioid-induced bowel dysfunction (OBD) or opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Phase 3 completed	NDA submisison (U.S. and EU)

	Opioid-induced bowel dysfunction (OBD) in cancer patients	Phase 3 clinical trial design underway	Initiation of phase 3 clinical trial

RESCULA ® (unoprostone isopropyl)	Dry age-related macular degeneration (dry AMD)	Phase 2a completed	Analyze results

		Phase 2b clinical trial design underway	Updated label and reauthorization in the EU and Switzerland

	Glaucoma and ocular hypertension	Approved in the U.S.	Updated label

	Retinitis pigmentosa	Orphan drug status achieved in the U.S. On going phase 2b trial by R-Tech	Awaiting results of R-Tech trial in this indication

Cobiprostone	Gastrointestinal
	Oral mucositis	Formulation development	Initiate phase 1a/b studies

	Prevention of non-steroidal anti-inflammatory drug (NSAID)-induced ulcers	Phase 2 completed	Evaluating phase 2 results

	Inflammatory bowel disease (IBD)	Preclinical	Evaluating preclinical results

Pulmonary
	Chronic obstructive pulmonary disease (COPD)	Preclinical	Evaluating next steps

	Cystic Fibrosis	Phase 2a completed	Evaluating next steps

Dermatology
	Wound Healing	Preclinical	Evaluating next steps

SPI-3608	Spinal stenosis	Preclinical	Initiate phase 1 trial

SPI-017	Spinal stenosis	Phase 1 completed	Evaluating phase 2 design

	Peripheral arterial disease (PAD)	Phase 1 completed	Evaluating phase 2 design

Acquisition activities

Following our acquisition of Sucampo AG, or SAG, in December 2010, a patent-holding company based in Switzerland, we continue integrating SAG for future operational efficiencies through a simplified group structure and consolidation of intellectual property. On June 10, 2011, Sucampo Manufacturing & Research AG, or SMR, a direct wholly owned subsidiary of us, was merged into SAG, and SAG assumed all existing obligations of SMR. On June 28, 2011, Sucampo AG Japan, or SAG-J, an indirect wholly owned subsidiary of us, merged into Sucampo Pharma, Ltd., or SPL, and SPL assumed all existing obligations of SAG-J. On September 29, 2011, our subsidiaries SPA, SPL and Sucampo Pharma Europe Ltd, or SPE transferred certain intellectual property and licenses to SAG, and SAG entered into agreements with the subsidiaries to perform certain services for the subsidiaries related to the intellectual property, licenses and other business activities.

Patent, manufacturing, license and supply arrangements

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

AMITIZA® (lubiprostone)

Overview

AMITIZA is the only prescription product that has been approved by the FDA for the chronic treatment of CIC in adults of both genders and for IBS-C in women aged 18 years and older with demonstrated safety and effectiveness for use beyond 12 weeks. We will be filing for FDA approval for the treatment of OBD in mid-2012.

Chronic Idiopathic Constipation (CIC)

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

Current Treatment. Some patients suffering from occasional constipation may be treated with lifestyle modification, dietary changes and increased fluid and fiber intake, although there is very limited well-controlled clinical trial data in support of these alternatives in CIC or IBS-C patients. For patients who fail to respond to these approaches, physicians typically recommend laxatives, most of which are available OTC for acute use. The most commonly used laxatives can be categorized as stimulants, stool softeners, bulk-forming agents, osmotics or lubricants. These agents do not have approved indications for long-term use by CIC or IBS-C patients. MiraLAX (polyethylene glycol 3350), an osmotic, was approved in late 2008 for sale as an OTC treatment for up to seven days. In addition, lubricants, such as orally administered mineral oil, can be inconvenient and unpleasant for patients to ingest. For those patients who fail to respond to laxatives, Zelnorm® (tegaserod maleate), a 5-HT4 serotonin-receptor agonist, was often prescribed. However, in March 2007, at the request of the FDA, Zelnorm was withdrawn from the U.S. market by Novartis. The FDA requested that Novartis discontinue marketing Zelnorm based on a finding of an increased risk of serious cardiovascular adverse events associated with its use. Zelnorm has subsequently been withdrawn from most international markets as well. As noted before, AMITIZA is the only FDA approved chronic therapy for CIC and there are no OTC therapies with approved indications for long-term use for CIC or IBS-C. Acute use laxatives have never been demonstrated as either safe or effective in chronic use and some trials of osmotic laxatives have demonstrated the risk and inappropriateness of their chronic use in CIC.

Market Opportunity. Studies published in The American Journal of Gastroenterology estimate that approximately 42.0 million people in the United States suffer from some form of constipation. Constipation becomes chronic when a patient suffers specified symptoms for more than 12 non-consecutive weeks within a 12-month period. Chronic constipation is deemed idiopathic if it is not caused by other diseases or by use of medication. AMITIZA is the only FDA approved prescription therapeutic product for the treatment of CIC in adults of both genders with demonstrated safety and effectiveness for chronic use. CIC sufferers include a gender-balanced level of males and females but the severity and prevalence of CIC tends to increase with age. By the time most CIC patients seek care from a physician, they have typically tried dietary and lifestyle changes as well as a number of available OTC, remedies and remain unsatisfied. OTC medications include laxatives, stool softeners or fiber supplementation. While some of these OTC therapies offer limited success in acute transit-related symptoms, they often lose effect over time and offer limited effect on CIC symptoms. For the most part OTC remedies have limited evidence of success in chronic treatment of IBS-C or CIC. Some OTC remedies pose significant issues of dependency, habituation and/or side effects. Chronic use of OTC medications is off label and is not supported by long-term, well-controlled pivotal clinical trial data. Fiber and laxatives can exacerbate bloating and abdominal pain, the same symptoms from which many patients are seeking relief and which are the most troubling to treat.

In 2011, AMITIZA generated net sales of $226.4 million in the U.S.; AMITIZA prescriptions grew by 6.6% from 2010 to 2011. However despite Takeda’s failure to use best efforts to maximize net sales, we believe AMITIZA, with a competitive marketing and sales campaign, still has great potential for future growth in the US given:

•	CIC, IBS-C and OBD are large, fundamentally under-served patient populations;
•	Available epidemiology indicates that approximately 12-19% (37 million to 59 million) of people in the US suffer from some form of constipation;

•	We estimate that over 14 million patients suffer from IBS-C;
•	We estimate that approximately 12 million patients are seeking care and have sought care and/or been diagnosed with constipation or IBS by their physician;
•	There are approximately 12 million CIC and IBS-C patients who have sufficiently severe disease to actively seek chronically effective therapeutic relief on a more or less daily basis;
•	These 12 million most-in-need patients regularly self-medicate with OTC laxatives;
•	Most of these 12 million patients are dissatisfied with such OTC therapies;
•	We believe , today only a small fraction, 3%, of the millions of the patients with at least one diagnosis claim for either constipation or IBS, as defined by ICD-9 codes, have filled a prescription for AMITIZA .
•	There were 245 million courses of therapy dispensed or purchased for constipation or IBS-C;
•	A much higher fraction of CIC and IBS-C patients who have gotten access to AMITIZA report satisfaction with therapy than the fraction of patients reporting satisfaction with therapy who only get access to off-label/OTC remedies;
•	Many of the patients who receive AMITIZA annually, report greater satisfaction with AMITIZA than with any other therapeutic option for IBS-C or CIC;
•	AMITIZA had an average length of therapy per patient of approximately 155 days compared to approximately 132 days for Zelnorm;
•	Laxatives are only labeled by the FDA for short term use in the treatment of occasional (i.e., self-limited, non-chronic) constipation and are not indicated for the chronic treatment of IBS-C, CIC or OBD;
•	We believe that the clinical evidence supporting off label use of laxatives in CIC and IBS-C is inadequate, because the long term safety and efficacy of laxatives have not been established in long-term well-controlled repeated clinical trials;
•	Laxatives are not recommended for use in U.S. professional IBS-C treatment guidelines;
•	We believe that there is no professional treatment guideline that has indicated that the highest level of clinical evidence — repeated, rigorous, robust, well designed, well controlled and statistically significant clinical trials reviewed and approved by an independent regulatory agency – is available to support the off label chronic use of OTC/Rx laxatives in CIC or IBS-C as safe and effective;
•	Recent studies and a formal finding by the FDA also indicate that electrolyte imbalances, in particular serum hyperphosphatemia, caused by improper fluid and electrolyte handling induced by acute use of osmotic laxatives, can acutely induce irreversible kidney damage and death;
•	This finding along with the lack of long-term safety data of OTC osmotic laxatives in CIC or IBS-C patients, underscore the safety concerns posed by off-label chronic use of osmotic laxatives that the FDA suggests is associated with hyperphosphatemia;
•	In published surveys, CIC and IBS-C patients report wanting safe, reliable, chronic, relief of multiple symptoms including bloating, pain, straining and abdominal discomfort;
•	In published surveys, almost half of laxative users indicate ineffective relief of multiple symptoms whereas AMITIZA has shown efficacy in treatment of multiple symptoms in CIC and IBS-C;
•	AMITIZA is expected to be the first oral medicine approved for chronic use in OBD;
•	OBD is a severe form of constipation affecting up to 80% of patients taking opioids;
•	OBD negatively impacts the quality of life in non-cancer pain patients;
•	Some patients discontinue opioid therapy and thereby endure pain rather than suffer from the constipation the opioids cause;
•	We believe that all OBD patients are currently in the care of physicians and that physicians want to better treat this side effect;
•	OBD occurs in approximately 4 million chronic non-cancer pain suffers; and
•	There are over 200 million prescriptions for opioids in the US and a substantial number of these are for patients with non-cancer pain.

Irritable Bowel Syndrome with Constipation (IBS-C)

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

Current Treatment. Most treatment options for IBS-C focus on addressing separate symptoms, such as pain or infrequent bowel movements. Some patients suffering from IBS-C may be successfully treated with dietary measures, such as increasing fiber and fluid intake, and these treatments are generally tried first. If these measures prove ineffective, laxatives are frequently used for the management of this condition though they are not approved for IBS-C. Zelnorm was the only FDA approved drug indicated for the treatment of IBS-C before it was withdrawn in March 2007. As noted above, AMITIZA is now the only FDA approved therapy for the treatment of IBS-C in women aged 18 years and older.

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

Opioid-induced Bowel Dysfunction (OBD) or opioid-induced constipation (OIC)

Disease Overview. OBD comprises a variety of gastrointestinal side effects, the most prominent of which include constipation and related symptoms, that originate from the use of narcotic medications (opioids) such as morphine. Physicians prescribe opioids for patients with advanced illnesses, such as cancer and AIDS, patients undergoing surgery and patients who experience chronic pain. Despite their pain-relieving effectiveness, opioids are known to produce gastrointestinal side effects that lead to opioid-induced constipation. These include inhibition of large intestine motility, decreased gastric emptying and hard stools. OIC is the predominate subset of OBD.

Current Treatment. Current treatment options for OBD include the use of stool softeners, enemas, suppositories and peristaltic stimulants such as senna, which stimulate muscle contractions in the bowel. The effectiveness of these products for the treatment of OBD is limited due to the severity of the constipation caused by opioids. In addition, physicians often cannot prescribe peristaltic stimulants for the duration of narcotic treatment because of the potential for dependence upon these stimulants. The FDA recently approved Relistor (methylnaltrexone bromide) for OIC in patients with late-stage and advanced illness experiencing severe constipation. However, Relistor is available only as an injectable medication and is not recommended for patients with known or suspected intestinal obstructions. Common side effects of Relistor include abdominal pain, gas, nausea, dizziness and diarrhea.

Market Opportunity. In 2008, epidemiology researchers at Boston University estimate that opioids are used by more than 10 million American adults. Of those, approximately 4.3 million U.S. adults are regular users, taking opioids at least five days per week for a minimum of four weeks. Constipation is a recognized common side-effect of opioid use. While estimates of constipation vary across numerous studies, Kalso, et al. report in an extensive meta-analysis of non-cancer opioid use published in PAIN that 41.0% of opioid patients experience constipation as an adverse event.

Opioid drugs are known to increase absorption of electrolytes, including chloride, in the small intestine, resulting in the constipating effects of these analgesics. We believe that AMITIZA, as a chloride channel activator, may directly counteract this side effect without interfering with the analgesic benefits of opioids. As a result, we believe that AMITIZA, if approved for the treatment of OBD or OIC, could hold a competitive advantage over drugs that do not work through this mechanism of action.

Development Status. In September 2007, we initiated two pivotal phase 3 clinical trials, OBD0631 and OBD0632, of orally administered AMITIZA for the treatment of OBD. A total of 873 participants were enrolled at 187 participating sites in the U.S. and Canada. These phase 3 pivotal trials were designed as double-blind, randomized, 12-week clinical trials to demonstrate the efficacy and safety of AMITIZA for the treatment of OBD in adults using twice daily doses of 24 mcg each. The primary efficacy endpoint for these trials was the change from baseline in SBM frequency at week 8. In addition, several secondary endpoints included the change from baseline in SBM frequency at week 12 and overall; percentage of patients with a first post-dose SBM within 24 hours or 48 hours; overall responder rates; overall mean change from baseline in straining, stool consistency, constipation severity, abdominal bloating, abdominal discomfort, bowel habit regularity, and overall treatment effectiveness. Top-line results of these two phase 3 trials, reported in July 2009, showed that in one trial, OBD0631, lubiprostone met the primary endpoint in a statistically significant manner (p=0.0226). Although a positive treatment effect in favor of AMITIZA was reported, study OBD0632 did not achieve statistical significance for the primary endpoint. With respect to the conduct of study OBD0632, we filed a lawsuit against the contract research organization, or CRO, for its malperformance under the contract. A third confirmatory study was conducted and recently completed to further evaluate the safety and efficacy of AMITIZA in OBD patients.

In study OBD0631, subjects treated with lubiprostone showed a statistically significant increase in the frequency of SBMs at Week 8 from their baseline, from 1.42 to 4.54 SBMs. A similar result was observed in OBD0632 (change from baseline of 1.60 SBMs per week to 4.10 SBMs at Week 8) but did not achieve statistical significance.

Among the key results from OBD0631 were:

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

Based on a subsequent meeting with the FDA, we decided to conduct one additional phase 3 efficacy study in order to submit a sNDA for the OBD indication. This third phase 3 study of lubiprostone to evaluate its effectiveness as a treatment of OBD was initiated in December 2010 and was completed in December 2011. In February 2012, we reported that the third phase 3 trial (OBD1033) met the primary endpoint. Patients received lubiprostone 24mcg capsule or placebo capsule twice daily for 12 weeks. The primary endpoint was the overall SBM response rate. The response rate for lubiprostone-treated patients was 26.9% (n=219) versus 18.6% (n=220) for placebo-treated patients (p=0.035). This data along with the data from a successful phase 3 efficacy study, OBD0631, in which statistical significance (p=0.0226) was achieved for its primary endpoint and the accompanying long-term safety trial will be presented to the FDA as part of the sNDA filing in the first half of 2012 and the regulatory authorities in Europe with request for an expedited review. As per our agreement with Takeda, approximately half of this third phase 3 study’s expenses were funded by us.

RESCULA (unoprostone isopropyl)

Overview

RESCULA was approved by the FDA, in 2000, for lowering of IOP in open-angle glaucoma and ocular hypertension in patients who are intolerant of or insufficiently responsive to other IOP lowering medications. RESCULA is not currently marketed in the United States or Canada. In September 2010, RESCULA received an Orphan Drug designation from the FDA for retinitis pigmentosa. We plan to re-launch RESCULA in the U.S. for its approved indication in the event of approval of an enhanced label from the FDA. To facilitate this launch, we have placed an order with R-Tech.

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

In clinical and preclinical studies, RESCULA has increased ocular blood flow to the optic nerve and in the choroid; maintained visual field; delayed retinal degeneration induced by rhodoposin; inhibited topographic and blood changes in an ischemic optic nerve head; and lowered intraocular pressure. We believe that these clinical effects suggest that RESCULA could potentially be effective in the treatment of other ocular diseases such as dry AMD.

Potential Indication

Dry AMD. According to the National Eye Institute, or NEI, more than 8 million people in the U.S. currently have AMD, a disease which causes damage to the retina resulting in loss of vision. AMD is the leading cause worldwide of irreversible blindness in adults. The prevalence of AMD in the U.S. is expected to increase by more than 50.0%, to approximately 12 million by 2020, as the population ages according to a report published by Visiongain Ltd. More than 85.0% of all people with intermediate and advanced AMD have the dry form based on information developed by the NEI.

AMD is a disease associated with aging that gradually destroys sharp, central vision. Central vision is needed for seeing objects clearly and for common daily tasks such as reading and driving. AMD affects the macula, the part of the eye that allows the seeing of fine detail. The macula is located in the center of the retina, the light sensitive tissue at the back of the eye. The retina instantly converts light, or an image, into electrical impulses or nerve signals, which are sent to the brain. Dry AMD occurs when the light-sensitive cells in the macula slowly break down, gradually blurring central vision in the affected eye. The most common symptom of dry AMD is slightly blurred vision and a need for more light to read and do other tasks. Dry AMD affects both eyes, but vision can be lost in one eye while the other eye seems unaffected. Currently no drugs have been approved by the FDA for the treatment of dry AMD. Based on the mechanism of action of unoprostone isopropyl, we believe that RESCULA has the potential to be a treatment for dry AMD. We are currently awaiting the results of our phase 2a clinical trial of RESCULA for dry AMD.

Cobiprostone

Overview

We are developing the prostone compound cobiprostone for oral administration to treat various gastrointestinal and liver disorders, including NSAID-induced ulcers. Based on the preclinical data, we believe that cobiprostone has wound healing effects and could also be developed for IBD. We are also developing an inhaled formulation of cobiprostone for the treatment of respiratory symptoms of cystic fibrosis and chronic obstructive pulmonary disease. We believe that cobiprostone, like AMITIZA, is an activator of the chloride ion channel ClC-2, which is known to be present in gastrointestinal, liver and lung cells. In addition, we are developing cobiprostone as a treatment for oral mucositis based on results from preclinical studies.

Oral Mucositis

Disease Overview. Oral Mucositis refers to the inflammation of oral mucosa resulting from chemotherapy, or CT, and or radiation therapy, or RT. Oral Mucositis (or tissue swelling) symptoms include mouth pain, sores, infection, and bleeding. The condition is typically manifested as erythema or ulcerations, and may be exacerbated by local factors. Erythematous mucositis typically appears 7-10 days after initiation of high-dose cancer therapy. Oral mucositis is the primary dose limiting side effect that accounts for greater than 60.0% of the treatment interruptions. Other resulting outcomes of oral mucositis include weight loss, use of feeding tube, hospitalization and dysphagia. RT patients for Head and Neck Cancer, or HNC, are at high risk of developing oral mucositis in the 89.0%-100.0% range depending on if the radiation therapy is in combination with chemotherapy or altered fractionation RT. RT or chemotherapy receiving other cancer patients will have some level of OM (1.0%-53.0%) during the course of the treatment (e.g., 53% in GI cancers, 46% in esophageal cancer). Some chemotherapies have a higher incidence of grade 3-4 oral mucositis (e.g. Docetaxel/5FU – 66.0%)

Current Treatment. Oral mucositis current treatment includes basic oral care, cryotherapy, topical rinses such as lidocaine and MuGuard and Kepivance (palifermin), a growth factor. None of the above products have been completely successful in treating mucositis and a high unmet medical need exists.

Market Opportunity. There are approximately 350,000 head and neck cancer patients worldwide including approximately 100,000 in the U.S. While this is an orphan indication, 89.0%-100.0% of this population will get oral mucositis. In addition there are >4M stage 3-4 cancer patients worldwide (>1m in US) that are receiving high doses of CT or a combination of CT/RT that develop oral mucositis 1.0%-53.0% of the time.

Development Status. We have completed a preclinical study of cobiprostone in animals and have obtained positive results. Currently the spray formulation is under development and we expect to conduct phase 1a/b study in 2012.

Marketing and Sales

AMITIZA

Takeda Collaboration

Under the Takeda Agreement, we and Takeda jointly develop and Takeda commercializes AMITIZA for gastrointestinal indications in the U.S. and Canada. We have limited co-promotion rights under the agreement. Takeda does not have the right to manufacture AMITIZA. We also entered into ancillary agreements: a supply and manufacturing agreement with Takeda and R-Tech, under which R-Tech manufactures and Takeda purchases all supplies of the product from R-Tech; and an intellectual property agreement with Takeda. We also entered into a settlement agreement and Supplemental Takeda Agreement which resolved certain disputes with Takeda and further defined certain rights and responsibilities of the parties, including the right of Sucampo to employ a specialty sales force focused on the institutional marketplace and specialist physicians based in hospitals, long-term care facilities and Department of Defense facilities. Through the Supplemental Takeda Agreement, Takeda was responsible for, among other things, development of publications, abstracts, and manuscripts directed primarily to the scientific community; developing publications on general disease states or quality-of-life issues; retaining or employing a dedicated sales force in both the primary and secondary positions for promotion of AMITIZA for CIC; and reimbursement of certain stated amounts for our limited sales force deployed in the primary position to institutional customers.

Development Costs. Under the Takeda Agreement, Takeda funds all development costs for AMITIZA as a treatment for CIC and IBS-C up to $30.0 million. We have received this full amount. We are required to fund the next $20.0 million in development costs for these two indications, and all development costs in excess of $50.0 million are shared equally between Takeda and us. In addition, Takeda and we share equally in all external costs of regulatory-required studies up to $20.0 million, with Takeda funding any remaining costs related to such studies. For development of any additional indications beyond CIC and IBS-C and for development of new formulations of AMITIZA, Takeda has agreed to fund all development costs, including regulatory-required studies, to a maximum of $50.0 million for each new indication and $20.0 million for each new formulation. Takeda and we have agreed to share equally all costs in excess of these amounts. With respect to any studies required to modify or expand the label for AMITIZA for the treatment of CIC or IBS-C, Takeda has agreed to fund 70% of the costs of such studies and we have agreed to fund the remainder. The development costs for AMITIZA for the treatment of CIC in pediatric patients will be funded entirely by Takeda. From inception of the Takeda Agreement to December 31, 2011, Takeda paid an aggregate of $97.1 million in research and development reimbursement payments.

Commercialization Funding Commitment. Takeda is obliged to maintain a specific level of funding for activities in relation to the commercialization of AMITIZA. If we and Takeda determine to conduct a full-scale direct-to-consumer television advertising campaign for AMITIZA, Takeda’s funding obligation for commercialization activities will be a minimum of $80.0 million per year for three years. After the three year period, or during April 2011, the joint commercialization committee will agree upon the level of funding. If there is no full-scale direct-to-consumer advertising campaign in a 12-month period, the total commercialization funding commitment will at a minimum be $40.0 million per year for a three year-period following the NDA approval for the IBS-C indication.

Promotion and Marketing. Takeda is required to provide the sales force necessary to fulfill its best effort obligations under the agreement. In addition, Takeda is required to perform specified minimum numbers of professional product detail meetings with certain health care professionals throughout the term of the agreement depending upon the indications for which AMITIZA has been approved.

Co-Promotion Rights. Under the license agreement, we retain the right to co-promote AMITIZA for gastrointestinal indications under the terms of the collaboration and license agreement with Takeda, as well as the exclusive right to develop and commercialize AMITIZA in the U.S. and Canada for all indications other than gastrointestinal indications. The reimbursement of co-promotion costs under the Supplemental Takeda Agreement expired on May 31, 2011. Co-promotion costs after May 31, 2011 are reimbursed under the Takeda Agreement. The previous reimbursement terms of the Supplemental Takeda Agreement were based on a per diem reimbursement by number of sales representatives in the field promoting AMITIZA. The current terms are based on actual details presented to health care prescribers.

Licensing Fees, Milestone Payments and Royalties. Takeda made an upfront payment of $20.0 million in 2004 and has paid total development milestone payments of $130.0 million through December 31, 2011. Subject to reaching future development and commercial milestones, we are entitled to receive an additional $10.0 million development milestone payment upon commercial launch of the OBD indication and up to $50.0 million in commercial milestone payments. Takeda records all sales of AMITIZA and pays us a tiered royalty based on net sales of AMITIZA in the U.S. and Canada.

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

New Indications. Takeda has a right of first refusal to obtain a license to develop and commercialize AMITIZA in the U.S. and Canada for any new gastrointestinal indications that we may develop, such as OBD or OIC. We retain the rights to AMITIZA for all other therapeutic areas. Takeda has not sought approval for either CIC or IBS-C in Canada.

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

Abbott Collaboration

In February 2009, we entered into a 19-year license, commercialization and supply agreement with Abbott to develop and commercialize lubiprostone for the treatment of CIC in Japan. The Abbott Agreement also grants Abbott the right of first exclusive negotiation to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. We have retained all other rights to AMITIZA in Japan.

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

Licensing Fees and Milestone Payments. Abbott made an upfront payment of $10.0 million in 2009 and has paid total development milestone payments of $12.5 million through December 31, 2011, which includes a $5.0 million milestone payment as a result of submitting a marketing application to the PMDA in September 2010. The next milestone of $15.0 million is due upon the first commercial sale in Japan. There can be no assurances that we will receive additional development or commercial milestone payments under our agreement with Abbott.

Product Revenue. Once AMITIZA is commercialized in Japan, we will purchase and assume title to inventories of AMITIZA and recognize revenues from the sales, to Abbott, of such product when earned.

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

New Indications. Abbott has a right of first exclusive negotiation to obtain a license to develop and commercialize AMITIZA in Japan for any new indications that we may develop, such as OBD or OIC. We retain the rights to AMITIZA for all other therapeutic uses.

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

Through our December 2010 acquisition of SAG, we hold the ownership rights to develop and commercialize lubiprostone and many other prostone compounds covered by patents and patent applications held by SAG. In addition during 2011 we consolidated our intellectual property within SAG. Our portfolio of patents includes patents or patent applications with claims directed to compositions of matter, including both compounds and pharmaceutical formulations, or methods of use, or a combination of these claims, or methods of manufacturing lubiprostone, cobiprostone, SPI-017 and SPI-3608. These include a total of 34 U.S. patents, 44 U.S. patent applications, 17 European patents, 28 European patent applications, 23 Japanese patents and 27 Japanese patent applications. . Depending upon the timing, duration and specifics of FDA approval of the use of a compound for a specific indication, some of our U.S. patents may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act.

The patent rights relating to lubiprostone consist of 15 issued U.S. patents, 10 issued European patents, and 11 issued Japanese patents relating to compositions of matter, methods of use and methods of manufacturing. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulations and other claims. The U.S. patents relating to compositions of matter expire between 2014 and 2027. The other U.S. and foreign patents expire between 2020 and 2029.

The patent rights relating to cobiprostone consist of 15 issued U.S. patents, 9 issued European patents, and 13 issued Japanese patents relating to compositions of matter, methods of use and methods of manufacturing. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulations and other claims. The U.S. patents relating to compositions of matter expire between 2012 and 2020. The other U.S. and foreign patents expire between 2012 and 2029.

The patent rights relating to SPI-017 consist of 6 issued U.S. patents, 4 issued European patents and 5 issued Japanese patents relating to compositions of matter and methods of use. The U.S. patent relating to composition of matter expires in 2021. The U.S. patents relating to methods of use and the other U.S. and foreign patents expire between 2012 and 2026.

The patent rights relating to SPI-3608 consist of 5 issued U.S. patents, 4 issued European patents and 5 issued Japanese patents relating to compositions of matter and methods of use. The U.S. patents relating to methods of use and the other U.S. and foreign patents expire between 2012 and 2026.

The patent rights relating to unoprostone isopropyl licensed by us from R-Tech consist of 13 issued U.S. patents relating to compositions of matter, methods of use, pharmaceutical formulations and other claims. The U.S. patents relating to compositions of matter expire between 2012 and 2018. The other U.S. and foreign patents expire between 2012 and 2027.

We are actively seeking to augment the patent protection of our compounds by focusing on the development of new chemical entities, or NCEs, such as lubiprostone, unoprostone isopropyl, cobiprostone, SPI-017 and SPI-3608, which have not previously received FDA approval. Upon approval by the FDA, NCEs are entitled to market exclusivity in the U.S. with respect to generic drug products for a period of five years from the date of FDA approval, even if the related patents have expired.

Manufacturing

We do not own manufacturing facilities for the production of commercial quantities of AMITIZA or preclinical or clinical supplies of the other prostone compounds that we are testing in our development programs. Instead, we contract with R-Tech as the sole manufacturer of our products, to produce AMITIZA, RESCULA, cobiprostone and SPI-017 and any of our future prostone compounds.

We have entered into multiple exclusive supply arrangements with R-Tech and we have granted to R-Tech the exclusive right to manufacture and supply AMITIZA and other products and compounds to us to meet our commercial and clinical requirements. With the exception of the exclusive supply agreements with Takeda, R-Tech is prohibited from supplying AMITIZA to anyone other than us during this period. Our supply arrangement with R-Tech also provides that R-Tech will assist us in connection with applications for marketing approval for AMITIZA, including assistance with regulatory compliance for chemistry, manufacturing and controls. In consideration of these exclusive rights, R-Tech has paid to us $8.3 million in upfront and milestone payments as of December 31, 2011. Either we or R-Tech may terminate the supply arrangement with respect to us in the event of the other party’s uncured breach or insolvency. R-Tech is obligated to make additional payment upon regulatory or commercial milestones.

Under the supply agreement we have with Takeda and R-Tech, which covers the period of our Takeda Agreement, R-Tech agreed to supply all Takeda’s commercial supplies, including product samples, for AMITIZA for the U.S. and Canadian market. Pursuant to the terms of these agreements, Takeda is required to provide R-Tech with a rolling 24-month forecast of its product and sample requirements and R-Tech is required to keep adequate levels of inventory in line with this forecast. Upon a termination of the collaboration and license agreement between Takeda and us, Takeda and we may terminate these supply agreements by notice to R-Tech and Takeda is not required to purchase the quantity of the product and/or samples contained in its binding forecast..

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

R-Tech operates a manufacturing facility near Osaka, Japan that we believe is compliant with current good manufacturing practices, or cGMP. R-Tech passed cGMP inspection from the FDA in April 2010 and from the MHRA in October 2008.

In 2009, we entered into an exclusive supply agreement with R-Tech for ten years to provide us with RESCULA manufacturing services for the U.S. and Canada. In addition we have also entered into an exclusive supply arrangement with R-Tech to provide us with clinical supplies of our product candidates, cobiprostone and SPI-017, as well as any other prostone compounds we may designate, and to assist us in connection with applications for clinical trials and marketing approval for these, including assistance with regulatory compliance for chemistry, manufacturing and controls. This clinical supply arrangement has a two year term which renews automatically for one-year periods unless we and R-Tech agree not to renew it. Either we or R-Tech may terminate the clinical supply arrangement with respect to us or one of our operating subsidiaries in the event of the other party’s uncured breach or insolvency. R-Tech has informed us that it is relocating its manufacturing facility for unoprostone isopropyl beginning April 2012 and will not be able to manufacture and supply unoprostone isopropyl for up to 18 months. In order to mitigate this risk, we have placed an order to sufficiently cover this supply period based on our forecasts for the launch of RESCULA in the U.S. and regulatory requirements in the E.U.

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

Many patients are treated for CIC with competing OTC or prescription products that are sold for occasional or infrequent constipation. Additionally the evolving definition of IBS-C and the required study outcomes can have an impact on future commercialization efforts.

Several companies also are working to develop new drugs and other therapies for these same diseases and conditions. Some of these potential competitive drug products include:

•	There are currently four drugs in development for the indication of IBS-C. From a mechanism of action, there are two drugs being designed to target serotonin receptors. The first is Renzapride, being developed by Alizyme plc. and the second is DDP733, being developed by Dynogen Pharmaceuticals, Inc. Based on the limited clinical efficacy in phase 3 clinical trials, Alizyme discontinued further clinical development for Renzapride and in the light of a bankruptcy filing by Dynogen, future clinical trials for DDP733 are unclear. The other two IBS-C compounds in development are Linaclotide, being developed by Ironwood Pharmaceuticals Inc., or Ironwood, and Placanotide being developed by Synergy Pharmaceuticals, Inc., or Synergy. Ironwood has completed phase three studies and has filed submissions in both the U.S. and E.U. Synergy has completed a phase 2a study.
•	Oral opioid antagonists such as methylnaltrexone, are being developed by Progenics Pharmaceuticals, Inc., or Progenics, and Salix Pharmaceuticals, Inc., or Salix, for the treatment of opioid-induced bowel dysfunction. Progenics received FDA approval of methylaltrexone in 2008 for the subcutaneous formulation of this drug in treating OBD in patients receiving palliative care. This formulation is also approved in the E.U. Progenics and Salix continue to move forward with an oral form of methylaltrexone. They have completed one phase 3 clinical trial for the indication of OIC and intend to file in the US based on the results of the single pivotal, oral trial. Progenics is collaborating with Ono Pharmaceuticals Co., Ltd. in Japan in the development of methylnaltrexone in OIC and in November 2010 announced the start of a phase 2 study in Japan. Another oral opioid antagonist is NKTR-118, being developed by Nektar Therapeutics/AstraZeneca. This oral product has also completed phase 2 studies and has initiated phase 3 studies and is being studied for an OIC indication. There are two additional products in development for the treatment of OIC. The first is TD1211 which is being developed by Theravance Inc., or Theravance, and is in phase 3, and the other is ADL5945 being developed by Adolor Corporation, or Adolor. ADL5945 is in phase 2.

•	For the CIC indication, Ironwood has completed phase 3 for Linaclotide and has filed for CIC indication in the U.S. and E.U. Linaclotide is a Guanylin Agonist which is dosed at once a day. The marketing of Linaclotide will be by both Ironwood and Forrest Pharmaceuticals, Inc. in the U.S. European rights for Linaclotide are with Almirall, S.A. and Japan rights are with Astellas Pharma US, Inc.. Japanese development of Linaclotide is in phase 1. Resolor (procalopride) is being developed and marketed by Movetis N.V. for the treatment of chronic constipation in adults in the E.U. Resolor received marketing approval in the E.U., Switzerland, Iceland, Liechtenstein and Norway for the symptomatic treatment of chronic constipation in women in whom laxatives fail to provide adequate relief. Resolor was launched in German in January 2010, the U.K. in March 2010 and in Belgium in September 2010. Movetis was acquired by Shire in September 2010 and intends to study Resolor in the US for CIC.
•	Synergy is developing Placanotide for the indication of CIC and they are in a phase 2/3 development program. Theravance is developing Velusetrag and has completed phase 2 studies in the U.S. Aryx Therapeutics, Inc. is developing ATI 7505 for the treatment of chronic constipation and they have completed phase 2 in the US. Adolor continues to develop A3309 also for the treatment of chronic constipation in the U.S. market and they have completed a phase 2 study.
•	RESCULA faces many competitors which promote for primary open-angle glaucoma, or POAG, and ocular hypertension. Products such as Latanaprost, manufactured by Pfizer Inc. became generic in March 2011 which can have a significant impact usage of this prostaglandin therapy as first line therapy. Other competitive products on the market which also have sales force presence and a focus on ophthalmology include Travatan Z, Lumigan, Combigan, Asopt, Trusopt, Alphagan P and generic beta blockers. Merck & Co. Inc., or Merck recently received approval for ZIOPTAN(TM) (tafluprost ophthalmic solution) 0.0015%, a preservative-free prostaglandin analog ophthalmic solution, for reducing elevated intraocular pressure (IOP) in patients with open-angle glaucoma (OAG) or ocular hypertension. Prostaglandin analogues continue to have significant first line market share followed by generic beta blockers. Other products are in development for POAG and ocular hypertension. Another combination product of Travatan and Timolol, to be marketed by Alcon, Inc., has also filed an NDA.

We face similar competition from approved therapies and potential drug products for the diseases and conditions addressed by lubiprostone, unoprostone isopropyl, cobiprostone and SPI-017, and are likely to face significant competition for any other product candidates we may elect to develop in the future.

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

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, and implementing regulations. The FDA has jurisdiction over all of our products and administers requirements covering the safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, advertising, dissemination of information, post-marketing study, and pharmacovigilance of our pharmaceutical products. Information that must be submitted to the FDA in order to obtain approval to market a drug varies depending upon whether the drug is a new product whose safety and efficacy have not previously been demonstrated in humans or a drug whose active ingredients and certain other properties are the same as those of a previously approved drug. The results of product development, preclinical studies and clinical trials must be submitted to the FDA as part of the approval process. The FDA may deny approval if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or analyses or even an additional clinical trial. Even if such data are submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval.

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

The data from these clinical tests are combined with data regarding chemistry, manufacturing and animal pharmacology and toxicology, and is then submitted in the form of a NDA, to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources.

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

The FDA extensively regulates all aspects of manufacturing quality under its current Good Manufacturing Practice, or cGMP, regulations. The FDA inspects the facility or the facilities at which drug products are manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process or manufacturing facilities, are not acceptable, it will outline the deficiencies in the application and often will request corrective actions including additional validation or information.

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

Regulation Outside of the U.S.

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions most notably by the European Medicines Agency in the E.U., Swissmedic in Switzerland and the MHLW in Japan. Whether or not we obtain FDA approval for a product, we must obtain permission or approval by the comparable regulatory authorities of countries outside the U.S. before we can commence clinical trials or marketing of the product in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country, and the time for approval is country dependent and may be longer or shorter than that required by the FDA.

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

Japan

In Japan, pre-marketing approval and clinical studies are required for all pharmaceutical products. The regulatory requirements for pharmaceuticals in Japan have in the past been so lengthy and costly that it has been cost-prohibitive for many pharmaceutical companies. Historically, Japan has required that pivotal clinical data submitted in support of a new drug application be performed on Japanese patients. Recently, however, as a part of the global drug harmonization process, Japan has signaled a willingness to accept U.S. or E.U. patient data when submitted along with a bridging study, which demonstrates that Japanese and non-Japanese subjects react comparably to the product. This approach, which is executed on a case-by-case basis, may reduce the time required for approval and introduction of new products into the Japanese market. To obtain manufacturing/marketing approval, we must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy and safety of a new drug. A data compliance review, GCP on-site inspection, GMP audit and detailed data review are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council, or PAFSC, and MHLW. Based on the results of these reviews, the final decision on approval is made by MHLW. After the approval, negotiations regarding the reimbursement price with MHLW will begin. The price will be determined within 60 to 90 days unless the applicant disagrees, which may result in extended pricing negotiations.

Regulation of the Health Care Industry

In addition to the regulatory approval requirements described above, we are or will be directly or indirectly through our customers, subject to extensive regulation of the health care industry by the federal and state government and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•	The federal Medicare and Medicaid Anti-Kickback laws, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
•	Other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;
•	The federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;
•	The federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•	The Foreign Corrupt Practices Act, which prohibits certain payments made to foreign government officials;
•	State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations; and
•	the Patient Protection and Affordable Care Act, which among other things changes access to healthcare products and services; creates new fees for the pharmaceutical and medical device industries; changes rebates and prices for health care products and services; and requires additional reporting and disclosure.

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

Pharmaceutical Pricing and Reimbursement

In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, pharmacy benefit managers, private health insurers and other organizations. These third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare product candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our products may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Different pricing and reimbursement schemes exist in other countries. In Europe, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions permit products to be marketed only after a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor company profits. In some cases, pharmacoeconomic analyses from clinical studies and other available resources are used to establish pricing using risk-benefit comparisons with currently available products.

In Switzerland, the Swiss health care system is a compulsory private system where patients pay a monthly variable fee to a registered health insurance fund. All insurers reimburse against a common national formulary, the specialitätenliste. The BAG, makes the decisions on reimbursement and pricing of all prescription drugs in the market with their review taking three to four months. For new drugs it is not uncommon for there to be several rounds of review. It also conducts regular price reviews of the drugs on the formulary. The Federal Commission on drugs or Arzneimittelkommission, or EAK, is a body assisting the BAG with expert advice. Once a product is approved the BAG, in consultation with EAK, decides whether or not the drug will appear on the specialitätenliste. After EAK’s evaluation of a drug, BAG and EAK decide on the maximum price in the market. The criteria used are:

•	Internal comparison with reimbursed and non-reimbursed therapeutic equivalents,
•	External cross country comparison (reference countries: Denmark, Germany, the U.K. and the Netherlands),
•	Cost benefit analysis

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

Executive Officers

The following table lists our executive officers and their ages as of March 15, 2012.

Name	Age	Position
Ryuji Ueno, M.D., Ph.D., Ph.D.	58	Chief Executive Officer, Chief Scientific Officer and Director, Chairman of the Board of Directors

James J. Egan	61	Chief Operating Officer

Cary J. Claiborne	51	Chief Financial Officer

Stanley G. Miele	47	President, Sucampo Pharma Americas, Inc. and Senior Vice President of Sales and Marketing

Gayle Dolecek	69	Executive Advisor, Research and Development Affairs and member of the Board of Directors

Thomas J. Knapp	59	Senior Vice President, General Counsel and Corporate Secretary

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

Cary J. Claiborne. Mr. Claiborne joined us March 2011 as Interim Chief Financial Officer until he was promoted to Chief Financial Officer in October 2011. Prior to joining our company, he had been President, CEO, and a member of the board of directors of New Generation Biofuels, Inc., of Columbia, Maryland, a publicly traded biofuel technology company, as well as its CFO since 2007. From December 2004 to November 2007, Mr. Claiborne had been CFO of Osiris Therapeutics, Inc., a stem cell therapeutics company. From December 2001 to June 2004, he was VP-Financial Planning & Analysis of Constellation Energy Group. From April 2000 to November 2001, he was VP-Financial Planning & Analysis of The Home Depot, Inc. From July 1997 to March 2000, he was VP-Financial Planning & Analysis at MCI Corporation. He also held a series of progressively more responsible positions in financial management and senior management, including President and CEO of New Enterprise Wholesale Services at GE Capital since 1982. Mr. Claiborne graduated from Rutgers University where he earned a B.A., Business Administration and an MBA, in Finance, from Villanova University.

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

Gayle R. Dolecek. In September 2011 Dr. Dolecek became our Executive Advisor, after serving as our Senior Vice President of Research and Development since May 2006, He continues as a member of our Board of Directors a position he has held since August 2008. From August 1995 to April 2006, he was a Senior Consultant at AAC Consulting Group, Inc., a provider of regulatory consulting services to the pharmaceutical industry. Prior to 1995, Dr. Dolecek was an officer with the U.S. Public Health Service where he served in pharmacy and health service related positions. He completed his career with the government in the Food and Drug Administration as Director of Compendial Operations in the Center for Drug Evaluation and Research. Dr. Dolecek received his B.S./P.D. in Pharmacy from the University of Maryland and a M.P.H. in Health Services and Planning from the University of Hawaii.

Thomas J. Knapp. Mr. Knapp joined us February 2010 as Senior Vice President General Counsel and Corporate Secretary. Prior to joining our company, he was Of Counsel at Exemplar Law Partners, LLC and a Partner and member at Knapp Law Firm beginning September 2008. From March 2003 to August 2008, he was Deputy General Counsel and then Vice President, General Counsel and Corporate Secretary at NorthWestern Corporation. From January 2001 to December 2002, Mr. Knapp served as Of Counsel of Paul Hastings Janofsky & Walker, LLP, in Washington, D.C. and from May 1998 to December 2000 as Assistant General Counsel at The Boeing Company in Seattle, Washington. Mr. Knapp also served as Of Counsel of Paul Hastings Janofsky & Walker, LLP, in Washington, D.C. from May 1996 to April 1998 and he served in various in-house positions culminating with Labor Counsel at The Burlington Northern & Santa Fe Railway Company, in Chicago, Illinois and Fort Worth, Texas from September 1980 to December 1995. Mr. Knapp earned a B.A in Political Science at University of Illinois-Urbana and a J.D. at Loyola University of Chicago School of Law.

Employees

As of February 27, 2012, we had 108 full-time employees, including 36 with doctoral or other advanced degrees. Of our workforce, 25 employees are engaged in research and development, 45 are engaged in sales and marketing and 38 are engaged in business development, legal, finance and administration. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Research and Development

For information regarding research and development expenses incurred during 2009, 2010 and 2011, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expense”.

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

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded a loss before taxes of $6.1 million in 2011, compared to income before taxes of $3.8 million in 2010. These results primarily reflect the expenses associated with initiating the additional phase 3 trial of lubiprostone for OBD in chronic non-cancer pain patients and the increased expenses in legal matters, including our dispute with Takeda.

Our segment in Europe recorded a loss before taxes of $10.3 million in 2011, compared to a loss before taxes of $6.2 million in 2010. These results primarily reflect the on-going regulatory submission for AMITIZA, the interest accruing on the loan notes issued for the December 2010 SAG acquisition and non-cash foreign exchange gains and losses.

Our segment in Asia recorded a loss before taxes of $5.4 million in 2011, compared to a loss before taxes of $935,000 in 2010. These results primarily reflect the reduction of revenue recognized during the year ended December 31, 2011 from the payments received from Abbott in 2009 and 2010.

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2011
Total revenues	$53,493	$-	$1,268	$54,761
Income (loss) before taxes	(6,384)	(10,086)	(5,444)	(21,914)
Identifiable assets	96,490	47,925	13,154	157,569

Year Ended December 31, 2010
Total revenues	$50,756	$-	$11,114	$61,870
Income (loss) before taxes	3,820	(6,205)	(935)	(3,320)
Identifiable assets	102,096	30,789	16,388	149,273

Year Ended December 31, 2009
Total revenues	$57,887	$-	$9,464	$67,351
Income (loss) before taxes	18,886	(4,298)	(4,727)	9,861
Identifiable assets	132,903	34,140	12,962	180,005

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

As of February 27, 2012, we had outstanding 15,704,314 shares of class A common stock and 26,191,050 shares of class B common stock. The class B common stock represents approximately 94.3% of the combined voting power of our outstanding common stock. All of the shares of class B common stock are owned by S&R Technology Holding, LLC, or S&R, an entity wholly-owned by our founders, Drs. Ueno and Kuno. As a result, Drs. Ueno and Kuno are able to control the outcome of all matters upon which our stockholders vote, including the election of directors, amendments to our certificate of incorporation and mergers or other business combinations.

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

Our Corporate Information

Our predecessor was incorporated under the laws of Delaware in December 1996.

The following is a list of our subsidiaries as of December 31, 2011:

Subsidiary	State or other jurisdiction of incorporation or organization
Sucampo Pharma Americas, Inc.	Delaware

Sucampo LLC	Delaware

Sucampo AG	Switzerland

Sucampo Pharma, Ltd.	Japan

Sucampo Pharma Europe Ltd.	United Kingdom

Ambrent Investments S.à r.l.	Luxembourg

Our principal executive offices are located at 4520 East-West Highway, Bethesda, Maryland 20814, and our telephone number is (301) 961-3400.

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

ITEM 1A. RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including subsequent Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K. We operate in a rapidly changing environment that involves a number of risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. These known and unknown risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows.

Risks Related to Our Business and Industry

We operate in a highly competitive industry.

The pharmaceutical industry is highly competitive. To be successful, we must be able to, among other things, effectively discover, develop, test and obtain regulatory approvals for products. We or our partners must be able to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to make greater research and development investments, as well as increased levels marketing and promotion spend.

Developments by our competitors, the entry of new competitors into the markets in which we compete, or consolidation in the pharmaceutical industry could make our products or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to develop and introduce products which are more effective than those developed by our competitors. Royalties or sales from our existing products may decline rapidly if a new product is introduced that represents a substantial improvement over our existing products.

Our future success depends upon our ability to develop new products, and new indications for existing products, that achieve regulatory approval for commercialization.

For our business model to be successful, we must continually develop, test and manufacture new products or achieve new indications or label extensions for the use of our existing products. Prior to commercialization, these new products and product indications must satisfy stringent regulatory standards and receive requisite approvals or clearances from regulatory authorities in the United States and other countries. The development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development, approval or clearance, and commercialization of new products, including legal actions brought by our competitors. To obtain approval or clearance of new indications or products in the United States, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the FDA. The number of preclinical and clinical studies that will be required for FDA approval varies depending on the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. Even if we believe that the data collected from clinical trials of new indications for our existing products or for our product candidates are promising, the FDA may find such data to be insufficient to support approval of the new indication or product. The FDA can delay, limit or deny approval or clearance of a new indication or product candidate for many reasons, including:

•	the FDA may determine that the new indication or product candidate is not safe and effective;
•	the FDA may interpret our preclinical and clinical data in different ways than we do;
•	the FDA may require us to perform post-marketing clinical studies; or
•	the FDA may change its approval policies or adopt new regulations.

Products that we are currently developing, other future product candidates or new indications or label extensions for our existing products, may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delays or unanticipated costs.

We are predominantly a research and development company and rely on certain third parties for the successful commercialization of our drug products. The success of other third parties will affect our ability to continue to develop new drug candidates and the ability to reduce our reliance on the performance of other third parties.

For most of our operating history, we have been a research and development company. Our operations to date have been limited largely to organizing and staffing our company, developing prostone technology, undertaking preclinical and clinical trials of our product candidates, pursuing the regulatory approval processes for AMITIZA and RESCULA, and planning the commercialization of RESCULA. We have relied upon the collaboration agreement with Takeda and Abbott to commercialize AMITIZA. To make the transition to a fully integrated company, we will need to continue to staff and retain qualified human resources, contract with third parties to manufacture a commercial scale product and conduct the sales and marketing activities on our own or with third parties necessary for successful product commercialization. While we are currently utilizing R-Tech to perform these manufacturing functions and rely on Takeda and Abbott to perform many of these sales and marketing functions with respect to the sale of AMITIZA in the respective territories, we may nevertheless encounter unforeseen expenses, difficulties, complications and delays as we establish these commercial functions for AMITIZA and RESCULA and for other products for which we may receive regulatory marketing approval. As we continue to develop and seek regulatory approval of additional product candidates and additional indications for AMITIZA and RESCULA, and to pursue regulatory approvals for AMITIZA, RESCULA and other products outside the U.S., it could be difficult for us to obtain and devote the resources necessary to successfully manage our commercialization efforts.

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

In the near term, our ability to increase product-based revenues will depend on the continued growth in commercialization by Takeda and continued development of AMITIZA by us. The growth in sales of AMITIZA will depend on several factors, including the following:

•	the best efforts of Takeda to commercialize and maximize net sales revenue;
•	resolution of our dispute with Takeda;
•	our ability to complete clinical trials and secure regulatory approval of lubiprostone in Japan and the ability of Abbott to obtain appropriate pricing and successfully commercialize lubiprostone;
•	the ability of R-Tech, which has the exclusive right to manufacture and supply AMITIZA, or any substitute manufacturer to supply quantities sufficient to meet market demand and at acceptable levels of quality and price;
•	continued and growing acceptance of the product within the medical community and by third-party payers;
•	successful completion of clinical trials of AMITIZA for the treatment of other constipation-related gastrointestinal indications beyond CIC and IBS-C, and successful commercialization of these indications within and outside the U.S.; and
•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities for these other indications.

If we are unable to obtain an enhanced label from our sNDA for RESCULA or appropriate pricing from Centers for Medicare & Medicaid Services, or CMS, our ability to generate significant product-based revenues and achieve profitability will be jeopardized.

In the near term, our ability to generate additional revenues will depend on the appropriate pricing, successful commercialization and continued development of RESCULA by us. Such development and commercialization of RESCULA will depend on several factors, including the following:

•	approval by FDA of the submitted sNDA;
•	appropriate pricing without substantial rebates for governmental programs;
•	our ability to complete clinical trials and secure regulatory approval of unoprostone isopropyl for glaucoma in countries outside of the United States;
•	the ability of R-Tech, which has the exclusive right to manufacture and supply RESCULA, or any substitute manufacturer to supply quantities sufficient to meet market demand and at acceptable levels of quality and price;
•	continued and growing acceptance of the product within the medical community and by third-party payers;
•	successful completion of clinical trials of RESCULA for the treatment of other ophthalmic indications, and acceptance of the results of these trials by regulatory authorities; and
•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities for other indications.

Our strategy of generating growth through acquisitions and in-licensing may not be successful if we are not able to identify suitable acquisition or licensing candidates, to negotiate appropriate terms of any such transaction or to successfully manage the integration of any acquisition.

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

Even if we are successful in completing one or more acquisitions, the failure to adequately address the financial, operational or legal risks of these transactions could harm our business. To finance an acquisition, we could be required to use our cash resources, issue potentially dilutive equity securities or incur or assume debt or contingent liabilities. Accounting for acquisitions can require impairment losses or restructuring charges, large write-offs of in-process research and development expense and ongoing amortization expenses related to other intangible assets. In addition, integrating acquisitions can be difficult, and could disrupt our business and divert management resources. If we are unable to manage the integration of any acquisitions successfully, our ability to develop new products and continue to expand our product pipeline may be impaired

Risks Related to Our Ongoing Dispute with Takeda

We sent Takeda notices of material breach and completed an arbitration hearing for which we await the outcome; if our dispute with Takeda continues or escalates, we could be required to commit significant financial resources and management time and if we are not successful in our dispute with Takeda, we may remain in an unsuccessful collaboration agreement and not have the cash resources needed for future expansion of our business.

We believe Takeda has breached its obligations to us by not generating an appropriate level of U.S. sales of AMITIZA and other failures of performance under our agreements. We have sent Takeda notices of material breach and completed an arbitration hearing in the ICC. We await the outcome of the arbitration where we have been seeking all appropriate relief, including production by Takeda of all information to which we are entitled, a declaration of termination of applicable agreements, and all available monetary relief, equitable relief, attorneys’ fees and costs. We are not certain when the arbitration will finally be resolved.

If the arbitration continues for a longer period of time or escalates we will likely spend additional significant resources and will likely require significant continuing attention from our senior management. If we are successful in resolving our dispute with Takeda, we may be required to quickly expand our workforce, develop an infrastructure, plan and execute a commercialization plan and access substantial capital. If we are unsuccessful in resolving our dispute with Takeda, we may be required to remain in a long-term unsuccessful relationship with Takeda or we may not be able to fund future expansion of our operations.

In the event of a favorable arbitration award, our future success will depend upon our ability to retain a qualified workforce, develop the infrastructure to support the workforce and commercial activities, commercialize the product, and access sufficient capital. We may also enter into a co-promotion arrangement with a pharmaceutical company to commercialize AMITIZA.

We are expecting an arbitral award on or about April 30, 2012 and in the event the ICC determines that Takeda has breached the collaboration and license agreement and terminates that agreement, we will begin commercializing the product. To successfully promote, market and sell the product and maximize sales, we will need to hire a substantial and qualified workforce, build or contract for the infrastructure necessary to support the workforce and commercialization activities as well as the further development activities, develop and execute a commercialization plan, and access sufficient capital to support all of those activities. We may also enter into a co-promotion arrangement with a pharmaceutical company to maximize the value of AMITIZA. We may not be able to hire the qualified workforce necessary to promote, market and sell the product, to build or contract for the infrastructure to support the workforce and commercial activities, execute the commercialization efforts, or access sufficient capital to support all of the activities necessary to promote, market and sell the product. We may be unsuccessful in finding the appropriate pharmaceutical company to co-promote AMITIZA.

Risks Related to Our Commercial Operations

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

The acquisition of SAG resulted in the issuance of two subordinated unsecured promissory notes in the aggregate amount of approximately $51.9 million. If we do not generate sufficient cash flows from our operations, we may not be able to pay the obligations of the notes on a timely basis, which may adversely affect our operating results. Our failure to comply with the covenants and/or obligations related to the notes could result in an event of default, which could result in an immediate acceleration of the outstanding balance of the notes that could materially and adversely affect our operating results and our financial condition.

Although we have reported profits in previous years, we recorded a net loss in 2010 and 2011 and we may not regain or maintain operating profitability in the future which could force us to delay, reduce or abandon our commercialization efforts or product development programs.

We initiated commercial sales of our first product, AMITIZA, for the treatment of CIC in adults of both genders in April 2006 and for the treatment of IBS-C in May 2008 for women aged 18 years and older and we first generated product royalty revenue in the quarter ended June 30, 2006. Although we have reported net income for the past few years, this was primarily attributable to our development milestones under our agreements with Takeda. We recorded a net loss of $17.3 million in 2011. Our primary cost drivers result from expenses incurred in our research and development programs and from our general and administrative expenses. We expect to continue to incur significant and increasing expenses for at least the next several years as we continue our research activities, conduct development of the prostone technology, seek regulatory approvals for additional indications and additional territories for AMITIZA and for other drug candidates, plan for commercialization of RESCULA, seek licensing opportunities for third-party products, and enforce contractual obligations of our partners. We will also incur significant operating expenses as we plan for a favorable arbitration award. Whether we are able to achieve sustainable operating profitability in commercialization of AMITIZA outside of the U.S. and Canada and RESCULA within and outside of the United States, the future will depend upon our ability to generate revenues that exceed our expenses and access sufficient capital. Changes in market conditions, including the failure or approval of competing products, may require us to incur more expenses or change the timing of expenses such that we may incur unexpected losses. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our class A common stock may decline.

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

We have continued to finance our operations by payments received under our collaboration agreements with Takeda and Abbott and milestone and other payments from R-Tech. In the event the Takeda Agreement and Supplemental Takeda Agreement are terminated, we will need to generate cash and cash equivalents necessary to support all of the activities necessary to develop, promote, market and sell the product. We believe that our existing cash and cash equivalents and internally generated funds that we anticipate from AMITIZA product sales will be sufficient to enable us to fund our operating expenses under the collaboration agreements with Takeda and Abbott but not for future research and development programs. Our future funding requirements, however, will depend on many factors, including:

•	actual levels of AMITIZA and RESCULA product sales;
•	increasing the workforce;
•	the cost of commercialization activities, including product marketing, sales and distribution;
•	the scope and results of our research, preclinical and clinical development activities;
•	the timing of, and the costs involved in, obtaining regulatory approvals;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	our ability to recruit and retain internal qualified human resources to conduct these activities;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	the success of our collaboration with Takeda and Abbott; and

•	our ability to establish and maintain additional collaborations.

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

The Company is developing internationally and increasing its foreign operations and exposure to fluctuations in foreign currency exchange rates may increase.

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

Risks Related to Product Pipeline

If our preclinical studies do not produce successful results or if our clinical trials do not demonstrate safety and efficacy in humans, our ability to develop and commercialize the prostone pipeline will be impaired, which may jeopardize our business.

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

In connection with our marketing approval for AMITIZA for the treatment of CIC in adults of both genders, we committed to the FDA to conduct post-marketing studies of the product in pediatric patients, in patients with renal impairment and in patients with hepatic impairment. In the future, we may be required, or we may elect, to conduct additional clinical trials of AMITIZA to improve the current label or address regulatory authorities concerns about AMITIZA. In addition, if we seek marketing approval from regulatory authorities in jurisdictions outside the U.S., such as the EMA, they may require us to perform additional clinical trials that would be costly and difficult to know if there will be successful outcomes and to submit data from supplemental clinical trials in addition to data from the clinical trials that supported our U.S. filings with the FDA. In connection with labeling submission for RESCULA, we will conduct additional trials that may have uncertain outcomes. Any requirements to conduct supplemental trials would add to the cost of developing our product candidates. Additional or supplemental trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in new restrictions on the existing marketing approval for AMITIZA or RESCULA or could force us to stop selling AMITIZA or not sell RESCULA. Inconsistent trial results could also lead to delays in obtaining marketing approval in the U.S. for other indications for AMITIZA, RESCULA or for other product candidates and could cause regulators to impose restrictive conditions on marketing approvals and could even make it impossible for us to obtain marketing approval. Any of these results could materially impair our ability to generate revenues and to achieve or maintain profitability.

Risks Related to Employees and Managing Growth

If we are unable to retain our chief executive and chief scientific officer and other key executives, we may not be able to successfully develop and commercialize our products.

We are highly dependent on Dr. Ryuji Ueno, our chief executive officer and chief scientific officer, for the development of the prostone technology and the other principal members of our executive and scientific teams to successfully manage the growth of the company. The loss of the services of any of these persons might impede the achievement of our product development and commercialization objectives and it might be difficult to recruit a replacement executive for any of their positions. We have employment agreements with these executives, but these agreements are terminable by the employees on short or no notice at any time without penalty to the employee.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, exclusively on R-Tech to supply Takeda and us with AMITIZA, unoprostone isopropyl, cobiprostone and SPI-017 and any future prostone compounds that we may determine to develop or commercialize. We have granted R-Tech the exclusive right to manufacture and supply AMITIZA to meet our commercial and clinical requirements throughout the world and we do not have an alternative source of supply for AMITIZA. We also do not have an alternative source of supply for unoprostone isopropyl, cobiprostone or SPI-017, which R-Tech manufactures and supplies to us. If R-Tech is not able to supply AMITIZA or these other compounds on a timely basis, in sufficient quantities and at acceptable levels of quality and price and if we are unable to identify a replacement manufacturer to perform these functions on acceptable terms, sales of AMITIZA would be significantly impaired and our development programs could be seriously jeopardized. R-Tech has informed us that it is relocating its manufacturing facility for unoprostone isopropyl beginning April 2012 and will not be able to manufacture and supply unoprostone isopropyl for up to 18 months. In order to mitigate this risk, we have placed an order to sufficiently cover this supply period based on our forecasts.

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

A key element of our business strategy is to collaborate where appropriate with third parties, particularly leading pharmaceutical companies, to develop, commercialize and market our products and product candidates. We are currently party to a 16-year joint collaboration and license agreement with Takeda for the development and commercialization of AMITIZA for gastrointestinal indications in the U.S. and Canada. We have experienced significant difficulties with Takeda’s performance under that agreement and Takeda has failed to, among other things, use its best efforts to market, promote, and sell AMITIZA and maximize the net sales revenue. We are also party to an agreement with Abbott for the development and commercialization of lubiprostone in Japan. Under the Abbott Agreement, we are not certain that Abbott will obtain pricing that will allow us to earn a reasonable rate of return on the development of AMITIZA in Japan.

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

We generally do not have the independent ability to conduct clinical trials for our product candidates. We rely on third parties, such as CRO, clinical data management organizations, medical institutions, and clinical investigators, to perform this function. For example, approximately 130 separate clinical investigators participated in our trials for IBS-C. We use multiple contract research organizations to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. We have experienced a CRO not performing under its contract that resulted in an unsuccessful outcome of a clinical trial, which delayed our obtaining regulatory approval for one of our indications for AMITIZA and delayed our efforts to commercialize AMITIZA for that indication.

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

Our founders, Dr. Sachiko Kuno and Dr. Ryuji Ueno, together own a majority of the stock of R-Tech. Drs. Kuno and Ueno are married to each other. Ownership interests of our founders in the stock of R-Tech, and Dr. Ueno’s service as a director and executive officer of our Company and Dr. Kuno’s service as a director of our Company could give rise to conflicts of interest when faced with a decision that could favor the interests of one of the affiliated companies over another. In addition, conflicts of interest may arise with respect to existing or possible future commercial arrangements between us and R-Tech in which the terms and conditions of the arrangements are subject to negotiation or dispute. For example, conflicts of interest could arise over matters such as:

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

We are a member of an affiliated group of entities, including R-Tech, which is directly or indirectly controlled by Drs. Ueno and Kuno. We have had and will continue to have significant commercial transactions with these entities. Furthermore, we operate four foreign subsidiaries, SPL, SPE, SAG, and Ambrent Investments S.à r.l. We expect to operate through a consolidated organizational structure and we expect to enter into commercial transactions with some of these entities or future subsidiaries on an ongoing basis. As a result of these transactions, we will be subject to complex transfer pricing and other tax regulations in both the U.S. and the other countries in which we and our affiliates operate. Transfer pricing regulations generally require that, for tax purposes, transactions between our subsidiaries and affiliates and us be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the related party agreements. To the extent that U.S. or any foreign tax authorities disagree with our transfer pricing or other policies, we could become subject to significant tax liabilities and penalties related to prior, existing and future related party agreements. As of December 31, 2011, we performed updated tax analyses wherein liabilities for uncertain tax positions were recorded for certain state jurisdictions based on nexus related to the sourcing of revenues. Should the tax authorities in one or more of these states have different interpretations than us, we may be subject to additional tax liabilities.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain proprietary protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected and our ability to derive revenue from our products would be impaired.

Our success depends in part on our ability, to obtain and maintain proprietary protection for the technology and know-how upon which our products are based, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our intellectual property will depend on our success, in obtaining effective claims and enforcing those claims once granted. The scope of protection afforded by a set of patent claims is subject to inherent uncertainty unless the patent has already been litigated and a court has ruled on the meaning of the claim language and other issues affecting how broadly a patent claim can be enforced. In some cases, we license patent applications from R-Tech instead of issued patents, and we do not know whether these patent applications will result in the issuance of any patents. Our licensed patents may be challenged, invalidated or circumvented, which could limit the term of patent protection for our products or diminish our ability to stop competitors from marketing related products. We have certain patents on our products that expire in the near future. We may not be able to use other existing patents or patent applications to successfully protect our products from generic competition. In addition, changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of R-Tech’s patents and our intellectual property or narrow the scope of the protection provided by these patents. Accordingly, we cannot determine the degree of future protection for our proprietary rights in the patents and patent applications. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, a related patent may expire or may remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Patents may not afford us protection against competitors with similar technology. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor R-Tech can be certain whether a judicial court will uphold the validity of a patent .

Risks Related to Regulatory Approval and Oversight

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by authorities in other countries. We are currently seeking approval of a sNDA from the FDA for RESCULA and failure to obtain approval of an enhanced label may prevent us from successfully re-launching RESCULA in United States. We are also currently seeking approval for AMITIZA for CIC in Japan and the United Kingdom. Failure to obtain regulatory approval or appropriate pricing for a product candidate will prevent us from commercializing the product candidates.

As we increase our foreign operations we are and will continue to seek approval in different territories. Different regulatory agencies may reach different decisions in assessing the approval and pricing of our product candidates. Securing regulatory approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

We are or will be directly or indirectly through our customers, subject to extensive regulation by the federal government, the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•	the federal Medicare and Medicaid Anti-Kickback law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;
•	other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;
•	the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;
•	the federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•	the Foreign Corrupt Practices Act, which prohibits certain payments made to foreign government officials;
•	state and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations; and
•	the Patient Protection and Affordable Care Act, which changes access to healthcare products; services and creates new fees for the pharmaceutical and medical device industries; changes rebates and prices for health care products and services; and requires additional reporting and disclosure.

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

Our founders, Dr. Sachiko Kuno, one of our directors, and Dr. Ryuji Ueno, our chief executive officer, chief scientific officer and a chairman, together beneficially own 1,923,885 shares of class A common stock and 26,191,050 shares of class B common stock, representing approximately 95.1% of the combined voting power of our outstanding common stock. As a result, Drs. Ueno and Kuno, who are married, acting by themselves, are able to control the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations. The concentration of ownership and voting power also may have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for ; common stock. These provisions may also prevent changes in our management.

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

The public trading market for our class A common stock is characterized by small trading volumes and a highly volatile stock price. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their class A common stock at or above the price they paid, and may have difficulty selling their shares at any price. The market price for our class A common stock may be influenced by many factors, including:

•	failure of AMITIZA or other approved products, if any, to achieve commercial success;
•	results of clinical trials of our product candidates or those of our competitors;
•	the regulatory status of our product candidates;
•	the success of competitive products or technologies;
•	regulatory developments in the U.S. and foreign countries;
•	developments or disputes concerning patents or other proprietary rights;
•	the outcome of the arbitration in our dispute with Takeda;
•	the ability of R-Tech to manufacture our products to commercial standards in sufficient quantities;
•	actual or anticipated fluctuations in our quarterly financial results;
•	variations in the financial results of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and
•	general economic, industry and market conditions.

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

We lease our Asian offices located in Tokyo and Osaka, Japan and European offices, located in Zug, Switzerland and in Oxford, England, under short-term leases, which comprise an aggregate of 5,950 square feet of space.

ITEM 3.      LEGAL PROCEEDINGS

As previously reported, on March 12, 2010, we submitted for filing with the ICC, a demand for arbitration under the applicable provisions of the Takeda Agreement, which specify that New York law will govern the procedural and substantive aspects of the arbitration. We have asserted that Takeda has materially breached, without limitation, certain sections of the Takeda Agreement and Supplemental Takeda Agreement and certain state laws through Takeda’s failure to, among other things, collaborate diligently and in good faith with Sucampo; to use best efforts to develop and bring AMITIZA to market; to use best efforts to promote, market, and sell AMITIZA, and to maximize AMITIZA net sales revenue; to market AMITIZA adequately to primary care physicians; to employ an appropriate sales force for AMITIZA; to detail AMITIZA at the appropriate level of quality and quantity; to consider and conduct full-scale direct-to-consumer advertising; to prepare for, launch and commercialize AMITIZA for the IBS-C indication; to obtain appropriate formulary treatment for AMITIZA; and to initiate and fund Phase IV and outcome studies for the CIC and IBS-C indications. The parties filed their submission and witness statements and the arbitration hearing on our claims concluded on December 20, 2011. Under a recent order from the ICC, the final arbitration award is expected by the end of April 2012. After the final arbitration award issues, one or both parties will file a court action seeking confirmation of the award. We have undertaken substantial planning in the event there is a favorable arbitration award. We have filed a motion for interim relief with the arbitration panel to restrain Takeda from making major unilateral decisions prior to the final arbitrational award. It is not known if the issuance of the ICC arbitration award will remain on schedule or how long the court confirmation proceedings will take to conclude. We have spent and expect to spend significant resources in the dispute with Takeda, and these arbitration matters may require the continuing attention of our senior management.

As previously reported, we filed an amended lawsuit under seal in the Circuit Court for Montgomery County, Maryland against Covance that performed the clinical trials for the OBD indication. We alleged that Covance was carelessly and grossly negligent in its performance of the clinical trials Covance contracted with us to perform. As a result of Covance's negligence, we had been forced to repair the deficiencies caused by Covance, conduct a new trial and were delayed in filing for and obtaining approval for the new indication for AMITIZA. Covance’s negligence resulted in additional costs for studies, re-monitoring and remediation, and lost profits from the delay in filing and obtaining approval for the new indication. On October 26, 2011, we entered into a settlement agreement with Covance, which provides that they have paid us $10.0 million and forgiven the payment by us of outstanding payables of $1.1 million. As a result of the settlement agreement, the lawsuit was dismissed with prejudice.

On February 21, 2012, Kimberly Young, a former employee, filed a lawsuit entitled, Kimberly Young vs. Sucampo Pharmaceuticals, in the 95th Judicial District Court of Dallas County, Texas alleging, among other things, employment discrimination based on gender in the denial of a promotion and retaliation. She is seeking damages and other relief. We believe that these claims are without merit but the ultimate outcome of these matters cannot be determined at this time.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock has been traded on The NASDAQ Global Market under the symbol “SCMP” since our initial public offering on August 2, 2007. The following table sets forth, for the periods indicated, the range of high and low sale prices of our class A common stock as reported on The NASDAQ Global Market.

Quarters Ended	High	Low
March 31, 2010	$4.33	$3.39
June 30, 2010	$4.11	$3.46
September 30, 2010	$3.84	$3.28
December 31, 2010	$3.84	$3.26
March 31, 2011	$4.69	$3.86
June 30, 2011	$4.48	$4.08
September 30, 2011	$4.15	$2.89
December 31, 2011	$4.64	$3.40

As of February 27, 2012, we had 15,704,314 shares of class A common stock outstanding held by 10 stockholders of record. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of February 27, 2012, the closing price of our class A common stock was $7.08. As of February 27, 2012 we had 26,191,050 shares of class B common stock outstanding held by one stockholder of record.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

On December 11, 2008, we announced a stock repurchase program to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open-market transactions. On September 8, 2011, our Board of Directors authorized the repurchase of up to an aggregate of $2.0 million of our class A common stock out of the $10.0 million authorized by the Board of Directors on December 9, 2008. During the fourth quarter and twelve months ended December 31, 2011, we repurchased 144,713 and 186,987 shares, respectively, of our class A common stock under this program at a cost of $550,982 and $700,042, respectively. We did not repurchase any of our equity securities in 2010 or 2009.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2011	28,841	3.68	28,841	1,928,885
November 1 - 30, 2011	74,468	3.74	74,468	1,854,417
December 1 - 31, 2011	41,404	3.91	41,404	1,813,013
Total	144,713	3.78	144,713	5,596,315

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

The following graph compares the cumulative total return, assuming the investment of $100 on March 1, 2010, in each of (1) our class A common stock, (2) The NASDAQ Composite Index (U.S. and Foreign) and (3) the NASDAQ Pharmaceutical Index, assuming reinvestment of any dividends. These comparisons are required by the SEC and are not intended to forecast or be indicative of possible future performance of our class A common stock.

40

ITEM 6.     SELECTED FINANCIAL DATA

We have derived the following consolidated financial data as of December 31, 2010 and 2011 and for the years ended December 31, 2009, 2010 and 2011 from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report. We have derived the following consolidated financial data as of December 31, 2007, 2008 and 2009 and for the years ended December 31, 2007 and 2008 from audited Consolidated Financial Statements, which are not included in this Annual Report. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related footnotes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007
Statement of operations data
Revenues	$54,761	$61,870	$67,351	$112,123	$91,937
Operating expenses:
Research and development	33,497	23,955	32,906	46,181	31,697
Settlement of legal dispute	(11,100)	-	-	-	-
General and administrative	41,270	27,867	15,000	15,075	21,998
Selling and marketing	8,783	10,201	10,030	10,895	13,474
Total operating expenses	72,450	62,023	57,936	72,151	67,169
Income (loss) from operations	(17,689)	(153)	9,415	39,972	24,768
Total non-operating income (expense), net	(4,225)	(3,167)	446	466	2,969
Income (loss) before income taxes	(21,914)	(3,320)	9,861	40,438	27,737
Income tax benefit (provision)	4,608	565	(5,084)	(8,925)	(8,641)
Net income (loss)	$(17,306)	$(2,755)	$4,777	$31,513	$19,096
Basic net income (loss) per share	$(0.41)	$(0.07)	$0.11	$0.75	$0.51
Diluted net income (loss) per share	$(0.41)	$(0.07)	$0.11	$0.75	$0.51
Weighted average common shares outstanding - basic	41,839	41,848	41,844	41,787	37,778
Weighted average common shares outstanding - diluted	41,839	41,848	41,866	41,973	38,226

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Balance sheet data:
Cash and cash equivalents	$50,662	$49,243	$61,420	$93,704	$77,912
Investments, current	24,452	54,524	72,434	42,750	52,398
Working capital	67,835	94,541	127,313	128,901	139,664
Total assets	157,569	149,273	180,005	182,354	174,317
Notes payable, current	20,400	19,522	-	-	-
Notes payable, non-current	39,227	44,439	-	-	-
Total liabilities	118,975	95,443	34,693	40,159	38,104
Retained earnings (deficit)	(38,936)	(21,630)	33,150	31,310	30,947
Total stockholders' equity	38,594	53,830	145,312	142,195	136,213

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

Overview

We are an international pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones. Prostones are a class of fatty acid compounds that occur naturally in the human body as a result of the enzymatic catalysis by 15-Prostaglandin Dehydrogenase (15-PGDH) of eicosanoids, like prostaglandins, and other docosanoid molecules specifically synthesized with 15 position keto groups. AMITIZA (lubiprostone) is approved for the treatment of CIC, in adults of both genders, and for the treatment of IBS-C, in women aged 18 years and older. We are currently developing AMITIZA for the treatment of OBD or OIC.

In the U.S. and Canada, AMITIZA is being marketed and developed under a collaboration and license agreement with Takeda, for gastrointestinal indications. Under the Takeda Agreement, we are primarily responsible for AMITIZA research and development efforts, while Takeda is primarily responsible for the commercialization and marketing activities. Additionally, Takeda funds the majority of our research and development activities in the U.S. and part of the co-promotion activities of our own sales force. Takeda records all product revenue and we receive a royalty on such product sales.

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

We conduct our business through our subsidiaries based in the U.S., Switzerland, Japan, Luxembourg and the U.K. Our reportable geographic segments are comprised of the Americas, Europe and Asia and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these geographies. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

Our Clinical Development Programs

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA (lubiprostone) in the U.S. We currently are pursuing development of a third gastrointestinal indication of AMITIZA for the treatment of OBD or OIC in patients treated chronically with opiates other than methadone. We will be filing a sNDA with the FDA in mid-2012 for approval of the indication of OBD or OIC.

AMITIZA (lubiprostone) in Japan. We are awaiting approval of our marketing application to PMDA for AMITIZA at a dosage strength of 24 micrograms for the indication of CIC. Once we receive approval, we will engage in pricing negotiations with MHLW and hope to conclude those negotiations in 2012. Abbott will commercialize AMITIZA after we conclude the pricing negotiations.

We are continuing to negotiate with third parties for the OBD indication after Abbott failed to conclude its exclusive negotiation right to the OBD indication.

AMITIZA (lubiprostone) in other countries. We have retained full rights to develop and commercialize AMITIZA for the rest of the world’s markets outside of the U.S., Canada and Japan. Though we are currently in discussions with the BAG, for pricing approval, we have commenced marketing AMITIZA, on a limited basis, in Switzerland. We continue to evaluate the opportunities to obtain an appropriate label in the E.U. for chronic therapy of CIC and OBD.

RESCULA (unoprostone isopropyl). We plan to re-launch RESCULA in the U.S. for its approved indication in the event of the approval of an enhanced label from the FDA. We have placed an order with R-Tech for a supply of RESCULA in anticipation of the launch for RESCULA, to mitigate the risk from the 18 month cessation of manufacturing by R-Tech and to provide an appropriate supply for regulatory requirements in the E.U. and Switzerland. Additionally, we plan to initiate clinical trials of RESCULA for the indication of dry AMD, in 2012.

Under the terms of the R-Tech agreements, we made an upfront payment of $3.0 million and will make another $3.0 million milestone payment in the first quarter of 2012. We may be required to pay up to $2.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of RESCULA for its approved indication.

On March 22, 2011, we entered into a license agreement with R-Tech for unoprostone isopropyl, expanding our development and commercialization rights as well as our territories beyond our previously agreed territory of the United States and Canada to the rest of the world, with the exception of the R-Tech Territory. We are now evaluating the opportunities to obtain an appropriate label in the E. U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl.

Cobiprostone. We are developing cobiprostone as a potential treatment for various gastrointestinal and liver disorders, including the oral mucositis. We also are evaluating it as a potential treatment for chronic obstructive pulmonary disease and a topical formulation for the potential treatment for wound healing.

Our near-term focus is on the development of cobiprostone for oral mucositis.

Financial Terms of our License, Commercialization and Supply Agreement with Abbott

Upfront Payment

Upon signing the Abbott Agreement, we received a non-refundable upfront payment of $10.0 million.

Product Development Milestone Payments

We have received the following non-refundable payments from Abbott reflecting our achievement of specific product development milestones:

•	$7.5 million upon the initiation of the phase 3 clinical trial for lubiprostone for the treatment of CIC in Japanese patients in May 2009;
•	$5.0 million as a result of submission of a marketing application to PMDA for AMITIZA at a dosage strength of 24 micrograms for the indication of CIC in October 2010.

Though we anticipate approval by and successful conclusion of pricing negotiations with MHLW in 2012, Abbott must commercialize AMITIZA in 2012 – a commercial sale of AMITIZA – for us to receive the milestone payment of $15.0 million. There can be no assurances that we will receive additional development or commercial milestone payments under our agreement with Abbott.

Product Revenue

Once AMITIZA is commercialized in Japan, we will purchase and assume title to inventories of AMITIZA and recognize revenues from the sales, to Abbott, of such product when earned.

Abbott Cash Flows and Revenue

The following table summarizes the cash streams and related revenue recognized or deferred under the license, commercialization and supply agreement with Abbott:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,			Foreign Currency	Amount Deferred at December 31,
(In thousands)	2011	2009	2010	2011	Effects	2011
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$846	$38	$47	$52	$(151)	$860

Research and development revenue:
Up-front payment - remainder	$9,154	$5,112	$3,471	$520	$(152)	$203
Development milestone payment	12,500	4,314	7,587	697	(371)	$273
Total	$21,654	$9,426	$11,058	$1,217	$(523)	$476

Financial Terms of our License and Collaboration Agreement with Takeda

Upfront Payment

Upon signing the Takeda Agreement, we received a non-refundable upfront payment of $20.0 million.

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

We may receive $10.0 million from Takeda upon the commercial launch of AMITIZA for OBD or other additional indication.

Research and Development Cost-Sharing for AMITIZA

Our collaboration agreement and related supplemental agreement with Takeda provides for the sharing with Takeda the costs of our research and development activities for AMITIZA in the U.S. and Canada as follows:

Research and development expense related to AMITIZA for the treatment of CIC and IBS-C:

•	Any additional research and development expense in excess of $50.0 million shall be shared equally between Takeda and us. As of December 31, 2011, the related aggregate research and development expense incurred was $44.5 million.
•	For research and development expenses relating to changing or expanding the labeling of AMITIZA to treat CIC and IBS-C, Takeda is responsible for 70.0% of these expenses and we are responsible for 30.0%. Through December 31, 2011, we had incurred $2.4 million of these expenses, of which we were reimbursed approximately $1.6 million by Takeda.
•	The expense of clinical development of AMITIZA for the treatment of CIC in pediatric patients that we initiated in January 2007 will be borne by Takeda in full. As of December 31, 2011, we had incurred $8.1 million of these expenses, all of which have been or are to be reimbursed by Takeda.
•	For expenses in connection with additional clinical trials required by regulatory authorities relating to AMITIZA to treat CIC or IBS-C, Takeda and we are responsible to share these expenses equally. We have not incurred any expenses of this nature to date.

Research and development expense related to AMITIZA for the treatment of gastrointestinal indications other than CIC and IBS-C:

•	Takeda is responsible for the first $50.0 million in expenses we incur related to the development of AMITIZA for each gastrointestinal indication other than CIC and IBS-C and any expenses in excess of $50.0 million are shared equally between Takeda and us. We conducted clinical trials of AMITIZA for the treatment of OBD or OIC. Through December 31, 2011, we had incurred $70.4 million of reimbursable expenses.

•	Takeda is responsible for the first $20.0 million in expenses we incur related to the development of each new formulation of AMITIZA, and any expenses in excess of $20.0 million are shared equally between Takeda and us. We have not incurred any expenses of this nature to date.

Co-Promotion Expense Reimbursements

In connection with the Supplemental Takeda Agreement (which co-promotion expense reimbursement provision expired in May 2011) and the Takeda Agreement, Takeda agreed to reimburse a portion of our expenses related to our specialty sales force. We recognized $3.4 million, $4.4 million and $4.5 million of co-promotion revenue reflecting these reimbursements for the years ended December 31, 2011, 2010 and 2009, respectively.

Takeda also agreed to reimburse us for all of the costs we incur in connection with specified miscellaneous marketing activities related to the promotion of AMITIZA. We have not been reimbursed for any of these expenses.

Product Royalty Revenue

Takeda is obligated to pay us a sliding royalty rate based on a percentage of the net sales revenue from the sale of AMITIZA in the U.S. and Canada. The actual percentage depends on the level of net sales revenue attained each calendar year. All sales of AMITIZA in the U.S. and Canada, including those arranged by our specialty sales force, are made through Takeda. AMITIZA is currently marketed only in the U.S. and during the years ended December 31, 2011, 2010 and 2009 we recognized a total of $41.5 million, $40.3 million and $38.3 million, respectively, as product royalty revenue.

Commercialization Milestone Payments

Our agreements also require Takeda to pay us up to an additional aggregate of $50.0 million upon the achievement of specified targets for annual net sales revenue from AMITIZA in the U.S. and Canada. Sales of AMITIZA have not met these targets as of December 31, 2011.

Takeda Cash Flows and Revenue

The following table summarizes the cash streams and related collaboration and research and development revenue recognized under the Takeda Agreements:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,			Accounts Receivable for the Year Ended December 31,	Amount Deferred at December 31,
(In thousands)	2011	Through 2009	2010	2011	2011 (1)	2011
Collaboration revenue:
Up-front payment associated with our obligation to participate in joint committees	$2,375	$758	$147	$147	$-	$1,323

Research and development revenue:
Up-front payment - remainder	$17,624	$17,624	$-	$-	$-	$-
Development milestones	130,000	130,000	-	-	-	-
Reimbursement of research and development expenses	97,122	86,757	5,473	8,032	5,918	2,778
Total	$244,746	$234,381	$5,473	$8,032	$5,918	$2,778

Product royalty revenue	$177,836	$106,814	$40,300	$41,517	$10,795	$-

Co-promotion revenue	$25,206	$18,021	$4,417	$3,378	$610	$-

(1)	Includes billed and unbilled accounts receivable.

Financial Terms of our Supply Agreement with R-Tech

Under the exclusive supply agreement with R-Tech, R-Tech has the exclusive right to manufacture and supply lubiprostone in the U.S. and Canada, and in consideration for such rights R-Tech agreed to pay us as follows: $1.0 million upon execution of the agreement and $2.0 million upon commencement of a first phase 2 lubiprostone trial. Upon execution of the agreement, we had already commenced phase 2 clinical trials for lubiprostone, which resulted in an immediate payment of $3.0 million – $1.0 million for the agreement execution and $2.0 million for the commencement of the first phase 2 lubiprostone trial. We evaluated the cash receipts from R-Tech and determined the payments were made for the exclusive right to supply inventory to us and determined that the amounts should be deferred until commercialization of the drug begins since this is the point at which the underlying services would commence. Management determined that the full deferred amount would be amortized over the contractual life of the relationship which was equivalent to the estimated commercialization period of lubiprostone (estimated to be through December 2020).

As previously reported, we ceased development of another prostone, RUG-015, in 2005. This changed the amortization period of the $6.0 million deferred revenue to the commercialization period of AMITIZA, which began in April 2006. We recognized revenue of $419,000 for the years ended December 31, 2011 and 2010, respectively, which is recorded as contract revenue. During the years ended December 31, 2011, 2010 and 2009, we purchased clinical supplies from R-Tech of approximately $72,000, $344,000 and $205,000, respectively, under the terms of this agreement.

Under the exclusive manufacturing and supply agreement with R-Tech to manufacture and supply lubiprostone for clinical and commercial supplies within Europe, there have been no clinical supply purchases in 2011, 2010 or 2009. During the years ended December 31, 2011, 2010 and 2009, we purchased approximately $125,000, $110,000 and $692,000, respectively, of commercial supplies of lubiprostone from R-Tech in anticipation of a commercial launch in Europe. Subsequent to the 2009 purchase, we withdrew our European MAA, and recorded a write down of inventory in 2009 of $658,000 to reflect the fair value of this inventory.

Under the two-year exclusive clinical manufacturing and supply agreement with R-Tech for cobiprostone and SPI-017 and during the years ended December 31, 2010 and 2009, we purchased from R-Tech approximately $48,000 and $1.1 million, respectively, of clinical supplies under the terms of this agreement. There were no such clinical supplies purchases in 2011.

We entered into an Exclusive Manufacturing and Supply Agreement with R-Tech under which we granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet its commercial and clinical requirements in Asia, Australia and New Zealand. During the years ended December 31, 2011, 2010 and 2009, we purchased approximately $166,000, $267,000 and $381,000, respectively, of commercial supplies of lubiprostone from R-Tech under this agreement. During the year ended December 31, 2009, we purchased approximately $262,000 of clinical supplies from R-Tech under this agreement. There were no such clinical supplies purchases in 2011 and 2010 from R-Tech under this agreement.

In April 2009, we entered into two agreements with R-Tech to acquire rights to RESCULA in the U.S. and Canada. Under the terms of the agreements, we hold the exclusive rights to commercialize RESCULA in the U.S. and Canada for its approved ophthalmic indication and any new ophthalmic indication developed by us. Under the terms of those agreements, we made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the U.S. re-launch of RESCULA for the treatment of glaucoma, which we are planning to do in 2012.

Under the terms of the 2011 agreement, we may be required to pay up to $103.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $3.0 million is payable upon the earlier of product approval within the SAG Territories or by March 15, 2012, SAG will be responsible for all development, regulatory, and commercialization activities.

R-Tech has informed us that it is relocating its manufacturing facility for unoprostone isopropyl beginning April 2012 and will not be able to manufacture and supply unoprostone isopropyl for up to 18 months. In order to mitigate this risk, in February 2012 we placed an order for approximately $6.0 million to supply sufficient quantities of unoprostone isopropyl to meet our anticipated commercial and clinical requirements.

We recorded the following expenses under all of our agreements with R-Tech:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Clinical supplies	$72	$392	$1,556
Other research and development services	104	69	100
Commercial supplies	155	376	1,039
	$331	$837	$2,695

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

Under the Takeda Agreement, royalties are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Under the Abbott Agreement, when AMITIZA is commercialized in Japan, we will purchase and assume title to inventories of AMITIZA and recognize revenues from the sales to Abbott of such product when earned.

Takeda reimbursements of co-promotion costs under the Supplemental Takeda Agreement (which co-promotion expense reimbursement provision expired in May 2011) and the Takeda Agreement, including costs associated with our specialty sales force and miscellaneous marketing activities, are recognized as co-promotion revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts. We have determined that we are acting as a principal under the Supplemental Takeda Agreement and, as such, we record reimbursements of these amounts on a gross basis as co-promotion revenue.

We recognize contract revenue related to development and commercialization activities under the time-based method over the applicable period.

We consider our participation in the joint committees under the Takeda and Abbott Agreements as separate deliverables under the contracts and recognize the fair value of such participation as revenue over the period of the participation per the terms of the contracts.

We have determined that we are acting as a principal under both the Takeda Agreement and Abbott Agreement and, as such, record revenue on a gross basis in the Consolidated Statements of Operations and Comprehensive Income (Loss), except in regards to selling product under the Takeda agreement where we recorded product royalty revenue.

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

For recording our stock-based compensation expense, for service based and market condition options we have chosen to use:

•	the straight-line method of allocating compensation cost for service based options and graded vesting for market condition options;
•	the Black-Scholes-Merton option pricing formula for time based options and the Monte Carlo simulation model for the market condition options as our chosen option-pricing models.
•	the simplified method to calculate the expected term for options as discussed under the SEC’s guidance for share-based payments for service based options; and
•	an estimate of expected volatility based on the historical volatility of similar entities whose share prices are publicly available.

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

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We follow the Financial Accounting Standards Board or, FASB’s, guidance for accounting for income taxes which requires us to estimate our actual current tax exposure while assessing our temporary differences resulting from the differing treatment of items, such as deferred revenue, stock compensation, and the transfer of intellectual property for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. Considerable judgment is involved in developing such estimates. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to earnings for the deferred tax assets in the period in which we make that determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which our deferred tax assets are located.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our net deferred tax assets in certain jurisdictions. We recorded a valuation allowance of $4.5 million and $9.6 million as of December 31, 2011 and 2010, respectively, against the net deferred tax assets in certain jurisdictions which resulted in a net deferred tax liability of $22.9 million and a net deferred asset of $3.3 million as of December 31, 2011 and 2010, respectively. Significant future events, not under our control, including continued success in commercialization of products in U.S. markets or regulatory approvals for products in international markets, could affect our future earnings potential and consequently the amount of deferred tax assets that will be utilized.

During 2011, SPA, SPL and SPE transferred certain intellectual property and licenses to SAG. Since the transfer of these assets was to a subsidiary, the recognition of a deferred tax asset by SAG is prohibited and the net tax effect of the transaction is deferred in consolidation. The deferred tax liability generated from this transaction is offset by a deferred charge that will be amortized over ten years. The total deferred charge is $29.8 million after $764,000 of current year amortization expense.

As of December 31, 2011 and 2010, we had foreign net operating loss carry forwards of $16.4 million and $24.2 million, respectively. Approximately $9.2 million of the foreign net operating losses, or NOLs, begin to expire in December 2015, and $7.2 million of the foreign NOLs do not expire.

We followed the FASB’s guidance for uncertainty in income taxes that requires the application of a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more than 50.0% percent likely to be realized upon settlement.

We have recorded a non-current income tax liability of approximately $1.5 million including interest for uncertain tax positions as of December 31, 2011. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in our Consolidated Financial Statements, and are reflected in other liabilities in the accompanying Consolidated Balance Sheets. The liability for uncertain tax positions as of December 31, 2011 mainly pertains to our interpretation of nexus in certain states related to certain revenue sources for state income tax purposes.

We recognize interest and penalties accrued related to uncertain tax positions as a component of the income tax provision. There was approximately $69,000, $75,000 and $60,000 of interest recorded in 2011, 2010 and 2009, respectively, related to uncertain tax positions. We have identified no uncertain tax positions for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions.

Related Party Transactions

As part of our operations, we may enter into transactions with our affiliates or other parties we determine as related, such transactions may include sales and purchases of product, borrowing and lending. At the time of each transaction, we estimate the fair market value of the transaction based upon estimates of net present value or comparable third party information. For material transactions with our affiliates, we have evaluated the terms of transactions to be similar to those that would have prevailed had the entities not been affiliated.

Results of Operations

Comparison of years ended December 31, 2011 and December 31, 2010

Revenues

The following table summarizes our revenues for the years ended December 31, 2011 and 2010:

	Year Ended
	December 31,
(In thousands)	2011	2010
Research and development revenue	$9,249	$16,540
Product royalty revenue	41,517	40,300
Co-promotion revenue	3,378	4,417
Contract and collaboration revenue	617	613
Total	$54,761	$61,870

Total revenues were $54.8 million in 2011 compared to $61.9 million in 2010, a decrease of $7.1 million or 11.5%.

Research and development revenue

Research and development revenue was $9.2 million in 2011 compared to $16.5 million in 2010, a decrease of $7.3 million or 44.1%. The decrease was primarily due to the completion of clinical activity in 2010 on our Japanese development program for lubiprostone under the Abbott Agreement, while we await a response to the NDA filing. The revenue recognized under the Abbott Agreement decreased to $1.2 million for the year ended December 31, 2011 from $11.0 million for the year ended December 31, 2010. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program. The revenue recognized under the Takeda Agreement increased to $8.0 million for the year ended December 31, 2011 from $5.5 million for the year ended December 31, 2010. We are recognizing the revenue from the payments from Takeda using a time-based model over the estimated performance period.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. In 2011, we recognized $41.5 million of product royalty revenue compared to $40.3 million in 2010, an increase of $1.2 million or 3.0%.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. In 2011, we recognized $3.4 million of co-promotion revenues compared to $4.4 million in 2010, a decrease of $1.0 million as a result of a change in the method of reimbursement following the ending of the applicable provision in the Supplemental Takeda Agreement.

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2011 and 2010:

	Year Ended
	December 31,
(In thousands)	2011	2010
Direct costs:
Lubiprostone	$23,998	$17,248
Cobiprostone	520	598
SPI-017	611	2,230
Unoprostone isoproypl	2,961	1,231
Other	3,694	342
Total	31,784	21,649

Indirect costs	1,713	2,306
Total	$33,497	$23,955

Total research and development expenses in 2011 were $33.5 million compared to $24.0 million in 2010, an increase of $9.5 million or 39.8%. The increase was primarily due to expenses associated with the third phase 3 trial of lubiprostone for OBD patients and remonitoring costs of which 50.0% are reimbursed by Takeda, as well as increases in other development activities. Due to the method adopted for revenue recognition, certain expense are reimbursed and included as revenue, as described in the accounting policies, there may be timing differences between the costs incurred and the recognition of cost reimbursement.

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2011 and 2010:

	Year Ended
	December 31,
(In thousands)	2011	2010
Salaries, benefits and related costs	$6,670	$5,567
Legal, consulting and other professional expenses	27,225	15,337
Other expenses	7,375	6,963
Total	$41,270	$27,867

General and administrative expenses were $41.3 million in 2011 compared to $27.9 million in 2010, an increase of $13.4 million or 48.1%. The increase was primarily attributable to an increase in legal, consulting and other professional expenses, which relate primarily to costs incurred in connection with on-going legal matters, including our dispute with Takeda, a separate dispute with Covance that was settled in October 2011 and SAG integration activities.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $8.8 million in 2011 compared to $10.2 million in 2010, a decrease of $1.4 million or 13.9%. The decrease in selling and marketing expenses relates primarily to the timing of pre-commercialization activities for RESCULA in the U.S. and lower co-promotion activities as a result of the end of the Supplemental Takeda Agreement for reimbursement of those activities. Part of the AMITIZA co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2011 and 2010:

	Year Ended
	December 31,
(In thousands)	2011	2010
Interest income	$249	$608
Interest expense	(2,455)	(75)
Other expense, net	(2,019)	(3,700)
Total	$(4,225)	$(3,167)

Interest income was $249,000 in 2011 compared to $608,000 in 2010, a decrease of $359,000, or 59.0%. The decrease was primarily due to lower interest rates earned by our investments and a shift in the composition of our portfolio from Auction Rate Securities or ARS, which bear higher interest rates, to other types of investments. Our investment in ARS was redeemed in June 2010.

Interest expense was $2.5 million in 2011 compared to $75,000 in 2010, an increase of $2.4 million, including $2.3 million on the notes payable issued for the December 2010 SAG acquisition and $168,000 on the notes payable issued on SPL’s borrowings.

Other expense, net was $2.0 million in 2011 compared to $3.7 million in 2010, a decrease of $1.7 million, or 45.4%. The majority of the decrease is from non-cash foreign exchange losses that are unrealized and relate to amounts held within subsidiaries.

Income Taxes

For the years ended December 31, 2011 and 2010, our consolidated effective income tax rate was 21.0% and 17.0%, respectively. For the years ended December 31, 2011 and 2010, we recorded a tax benefit of $4.6 million and $565,000, respectively. The change in our effective tax rate in 2011 from 2010 was attributable primarily to the change in the mix of earnings by jurisdiction and the continuation of foreign losses that are not benefited due to full valuation allowances. As of December 31, 2011, our remaining valuation allowance against our deferred tax assets was $4.5 million solely relating to foreign jurisdictions, where it is not more likely than not that these deferred tax assets would be realized.

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

Research and development revenue

Research and development revenue was $16.5 million in 2010 compared to $24.0 million in 2009, a decrease of $7.5 million or 31.0%. The decrease was primarily due to reduced revenue recognized in respect to the OBD program for AMITIZA in the U.S., partially offset by $11.0 million in revenue recognized under the Abbott Agreement. The research and development revenue recognized under the Takeda Agreement decreased to $5.5 million for the year ended December 31, 2010 from $14.5 million for the year ended December 31, 2009, generally reflecting the July 2009 completion of the two phase 3 efficacy trials funded by Takeda and the change in estimated costs and timeline to complete the OBD program, including an additional phase 3 efficacy trial. Since Takeda funds the first $50.0 million of the development expenses for the OBD program and we and Takeda share equally development costs that exceed that amount, we expect to fund about 50.0% of the upcoming phase 3 trial.

The research and development revenue recognized under the Abbott Agreement increased to $11.0 million for the year ended December 31, 2010 from $9.4 million for the year ended December 31, 2009, reflecting the revenue recognized from the $5.0 million milestone payment earned in September 2010 upon filing the Japanese marketing application. We recognize the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. In 2010, we recognized $40.3 million of product royalty revenue compared to $38.2 million in 2009, an increase of $2.1 million or 5.4%.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. In 2010, we recognized $4.4 million of co-promotion revenues compared to $4.5 million in 2009.

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
(In thousands)	2010	2009
Direct costs:
Amitiza	$17,248	$25,017
Cobiprostone	598	2,294
SPI-017	2,230	2,752
Unoprostone isoproypl	1,231	235
Other	342	530
Total	21,649	30,828

Indirect costs	2,306	2,078
Total	$23,955	$32,906

Total research and development expenses in 2010 were $24.0 million compared to $32.9 million in 2009, a decrease of $8.9 million or 27.2%. The decrease was primarily due to the July 2009 completion of the initial two phase 3 pivotal clinical trials of AMITIZA for the treatment of OBD and the July 2009 completion of the phase 2 clinical trial of cobiprostone for the prevention of NSAID-induced ulcers, partially offset by expenses associated with initiating the additional phase 3 trial of lubiprostone for the OBD indication.

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
(In thousands)	2010	2009
Salaries, benefits and related costs	$5,567	$4,036
Legal, consulting and other professional expenses	15,337	5,800
Other expenses	6,963	5,164
Total	$27,867	$15,000

General and administrative expenses were $27.9 million in 2010 compared to $15.0 million in 2009, an increase of $12.9 million or 85.8%. The increase in salaries, benefits and related costs was primarily attributable to an increase in the number of key personnel and a change in the incentive compensation plans for 2010. The increase in legal, consulting and other professional expenses relates primarily to costs incurred in connection with on-going legal matters, including our dispute with Takeda, as well as our acquisition of SAG.

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

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
(In thousands)	2010	2009
Interest income	$608	$965
Interest expense	(75)	-
Other expense, net	(3,700)	(519)
Total	$(3,167)	$446

Interest income was $608,000 in 2010 compared to $965,000 in 2009, a decrease of $357,000, or 37.0%. The decrease was primarily due to lower interest rates earned by our investments and a shift in the composition of our portfolio from ARS, which bear higher interest rates, to other types of investments. Our investment in ARS was redeemed in June 2010.

Other expense, net was $3.7 million in 2010 compared to $519,000 in 2009, an increase of $3.2 million, or 612.9%. The majority of these unrealized foreign exchange losses are, non-cash and relate to amounts held within subsidiaries.

Income Taxes

For the years ended December 31, 2010 and 2009, our consolidated effective income tax rate was 17.0% and 51.6%, respectively. For the years ended December 31, 2010 and 2009, we recorded a tax benefit of $565,000 and a tax provision of $5.1 million respectively. The change in our effective tax rate in 2010 from 2009 was attributable primarily to the change in the mix of earnings by jurisdiction and the continuation of foreign losses that are not benefited due to full valuation allowances. As of December 31, 2010, our remaining valuation allowance against our deferred tax assets was $9.7 million solely relating to foreign jurisdictions, where it is not more likely than not that these deferred tax assets would be realized.

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

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded a loss before taxes of $6.1 million in 2011, compared to income before taxes of $3.8 million in 2010. These results primarily reflect the expenses associated with initiating the additional phase 3 trial of lubiprostone for OBD in chronic non-cancer pain patients, these costs have not been allocated across all segments, a separate dispute with Covance that was settled in October 2011, and the increased expenses in legal matters, including our dispute with Takeda.

Our segment in Europe recorded a loss before taxes of $10.3 million in 2011, compared to a loss before taxes of $6.2 million in 2010. These results primarily reflect the on-going regulatory submission for AMITIZA, the interest accruing on the loan notes issued for the December 2010 SAG acquisition and non-cash foreign exchange gains and losses.

Our segment in Asia recorded a loss before taxes of $5.4 million in 2011, compared to a loss before taxes of $935,000 in 2010. These results primarily reflect the reduction of revenue recognized during the year ended December 31, 2011 from the payments received from Abbott in 2009 and 2010.

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2011
Total revenues	$53,493	$-	$1,268	$54,761
Income (loss) before taxes	(6,384)	(10,086)	(5,444)	(21,914)
Identifiable assets	96,490	47,925	13,154	157,569

Year Ended December 31, 2010
Total revenues	$50,756	$-	$11,114	$61,870
Income (loss) before taxes	3,820	(6,205)	(935)	(3,320)
Identifiable assets	102,096	30,789	16,388	149,273

Year Ended December 31, 2009
Total revenues	$57,887	$-	$9,464	$67,351
Income (loss) before taxes	18,886	(4,298)	(4,727)	9,861
Identifiable assets	132,903	34,140	12,962	180,005

Liquidity and Capital Resources

Sources of Liquidity

We require cash principally to meet our operating expenses. We finance our operations principally from cash generated from revenues, cash and cash equivalents on hand and to a lesser extend from the sale of securities through the exercise of stock options. Revenues generated from operations principally consist of a combination of upfront payments, milestone and royalty payments and research and development expense reimbursements received from Takeda, Abbott and other parties.

Our cash, cash equivalents, restricted cash and investments consist of the following:

	Year Ended
	December 31,
(In thousands)	2011	2010
Cash and cash equivalents	$50,662	$49,243
Restricted cash, current	15,113	15,113
Restricted cash, non-current	2,129	-
Investments, current	24,452	54,524
Investments, non-current	998	5,028
Total	$93,354	$123,908

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of December 31, 2011 and 2010, our restricted cash consisted primarily of the collateral to SPL’s loan with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and with Numab’s loan with Zurcher Kantonalbank.

As of December 31, 2011, our short-term investments consisted of corporate bonds, U.S. government securities, U.S. corporate commercial paper, corporate bonds and variable rate demand notes which have short-term maturities of one year or less. Our non-current investments consisted of U.S. government securities.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash provided by (used in):
Operating activities	$(19,655)	$(3,350)	$4,969
Investing activities	27,901	(11,856)	(35,455)
Financing activities	(8,081)	(1,635)	(2,846)
Effect of exchange rates	1,254	4,664	1,048
Net increase (decrease) in cash and cash equivalents	$1,419	$(12,177)	$(32,284)

Year ended December 31, 2011

Net cash used in operating activities was $20.0 million for the year ended December 31, 2011. This reflected a net loss of $17.3 million, a decrease in deferred revenue of $1.9 million and changes in other operating assets and liabilities.

Net cash provided by investing activities of $27.9 million for the year ended December 31, 2011 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments, intangible assets and an increase in restricted cash.

Net cash used in financing activities of $8.1 million for the year ended December 31, 2011 primarily reflected a payment of $7.5 million on our notes payable and purchases under the stock repurchase program.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for year ended December 31, 2011 was an increase of $1.6 million.

Year ended December 31, 2010

Net cash used in operating activities was $3.4 million for the year ended December 31, 2010. This reflected a net loss of $2.8 million, a decrease in deferred revenue of $6.5 million relating to the previously received funds under the Takeda Agreement and Abbott Agreement that were recognized as revenue during the period, offset in part by an increase in accrued expenses of $3.3 million and changes in other operating assets and liabilities.

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

Commitments and Contingencies

As of December 31, 2011, our principal outstanding contractual obligations related to our office leases in the U.S., Switzerland, Japan and the U.K. The following table summarizes these significant contractual obligations at December 31 for the indicated year:

		Operating
	Notes	Lease
	Payable	Obligations
(In thousands)	2011	2010	Total
Due in one year	$20,400	$1,457	$21,857
Due in two years	8,281	1,036	9,317
Due in three years	8,490	1,024	9,514
Due in four years	8,708	1,052	9,760
Due in five years	8,937	1,084	10,021
Thereafter	4,811	139	4,950
Total	$59,627	$5,792	$65,419

The above table does not include:

•	Our share of research and development costs for AMITIZA for the treatment of OBD, which will not be reimbursed by Takeda. We share equally with Takeda research and development expenses in excess of $50.0 million.
•	Expenses under agreements with CROs for clinical trials of our product candidates. The timing and amount of these disbursements are based on a variety of factors, such as the achievement of specified milestones, patient enrollment, services rendered or the incurrence of expenses by the contract research organization. As a result, we estimate that as of December 31, 2011, our current commitments to CROs will be $7.4 million through 2013.
•	Any contingent liability under the agreement with Numab in the event that Numab defaults under its loan with Zurcher Kantonalbank up to a maximum potential amount of $4.8 million. As of December 31, 2011 the potential amount of payments in the event of Numab’s default was $1.6 million.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	Staff, development and commercialization activities in the event of a favorable arbitration award in our dispute with Takeda;
•	our share of the on-going development program of AMITIZA in the U.S.;
•	development, regulatory and marketing efforts in Europe and Asia for lubiprostone;
•	development and regulatory activities for unoprostone isopropyl in the U.S. and Canada and other countries except Japan, Korea, Taiwan and The People’s Republic of China;
•	development, marketing and manufacturing activities at SAG;
•	activities to resolve our on-going legal matters;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	research and development activities for other prostone compounds, including cobiprostone and SPI-017;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities including the purchase of inventory;
•	continuing purchase of shares of our class A common stock up to $2.0 million pursuant to the recently implemented repurchase program, and if we elect to do so, increasing the repurchase program up to $10.0 million previously approved by our Board;
•	the satisfaction of the conditions of our loan note obligations; and
•	the growth from AMITIZA and RESCULA.

The timing of these funding requirements is difficult to predict due to many factors, including the outcomes of our preclinical and clinical research and development programs and when those outcomes are determined, the timing of obtaining regulatory approvals and the presence and status of competing products. Our capital needs may exceed the capital available from our future operations, collaborative and licensing arrangements and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including, but not limited to:

•	the future expenditures we may incur to increase revenue from AMITIZA or in our dispute with Takeda;
•	if we prevail in our arbitration with Takeda we may need to assume the responsibility for the commercialization of AMITIZA in the U.S. and Canada;
•	the cost and time involved to pursue our research and development programs;
•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and
•	any future change in our business strategy.

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At December 31, 2011, we have sufficient liquidity for the next 12 months.

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

Effects of Foreign Currency

We currently incur a portion of our operating expenses in the Switzerland, Japan and U.K. The reporting currency for our Consolidated Financial Statements is U.S. dollars. As such, the results of our operations could be adversely affected by changes in exchange rates either due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign exchange rate exposure via derivative instruments.

Accounting Pronouncements

In June 2011, the FASB issued an accounting update on Comprehensive Income-Topic 220: Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This update will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company’s adoption of this guidance did not impact the Company’s results of operations, financial statement presentation or disclosures.

In May 2011, the FASB issued authoritative guidance on amendments to achieve common fair value measurement and disclosure requirements in U.S.GAAP and International Financial Reporting Standards, or IFRSs. The guidance amends fair value measurement, to ensure that fair value has the same meaning in U.S. GAAP and IFRS. IFRS improves the comparability of the fair value measurement and disclosure requirements in GAAP and IFRS. This guidance applies to all entities that measure assets, liabilities or instruments classified in shareholder's equity at fair value, or provide fair value disclosures for items not recorded at fair value. This guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, this guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, this guidance will not result in a change in the application of the requirements in the existing fair value measurement guidance, however clarifies the FASB's intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early application is not permitted. We are continuing to evaluate the impact that this amendment would have on its financial condition and results of operation upon adoption.

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

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of December 31, 2011.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of December 31, 2011 and December 31, 2010, approximately 16.7% and 27.6%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related financial statement schedules required by this item are included beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2011. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Ryuji Ueno, M.D., Ph.D., Ph.D.	Cary J. Claiborne
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information will be included in our proxy statement or Proxy Statement for our 2012 Annual Meeting to be filed within 120 days after the fiscal year end of December 31, 2011, and is incorporated herein by reference:

•	Information regarding our directors required by this item will be set forth under the heading “Election of Directors”;
•	Information regarding our executive officers required by this item will be set forth under the heading “Executive Officers”;
•	Information regarding our Audit Committee and designated “audit committee financial expert” will be set forth under the heading “Corporate Governance Principles and Board Matters, Board Structure and Committee Composition — Audit Committee;” and
•	Information regarding Section 16(a) beneficial ownership reporting compliance will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted codes of ethics and business conduct that applies to our employees, including our principal executive officer, principal financial and accounting officer and persons performing similar functions. Our codes of ethics and business conduct can be found posted in the investor relations section on our website at http://www.sucampo.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information provided under the heading “Executive Compensation” of our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference from the section captioned “Stock Ownership Information” in our Proxy Statement. The information regarding the securities authorized for issuance under our equity compensation plan is incorporated into this section by reference from the section captioned “Equity Compensation Plan Information” of our Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following financial statements, financial statement schedule and exhibits are filed as part of this report or incorporated herein by reference:
(1)	Consolidated Financial Statements. See index to Consolidated Financial Statements on page F-1.
(2)	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts on page F-36. All other schedules are omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.
(3)	Exhibits. See subsection (b) below.
(b)	Exhibits. The following exhibits are filed or incorporated by reference as part of this report.

Exhibit
Number	Description	Reference

2.1	Agreement and Plan of Reorganization	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

2.2	Stock Purchase Agreement, dated December 23, 2010, by and among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à.r.l., and Sucampo Pharmaceuticals, Inc	Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1^	Amended and Restated 2001 Stock Incentive Plan	Exhibit 10.1 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.2^	Amended and Restated 2006 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)

10.3^	2006 Employee Stock Purchase Plan	Exhibit 10.3 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.4^	Form of Incentive Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.5^	Form of Nonstatutory Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.5 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.6^	Form of Restricted Stock Agreement for 2006 Stock Incentive Plan	Exhibit 10.6 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.7^	Non-employee Director Compensation Summary	Exhibit 10.7 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.8^	Employment Agreement, dated June 16, 2006, between the Company and Ryuji Ueno	Exhibit 10.9 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.9^	Form of Executive Employment Agreement	Exhibit 10.10 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.1	Indemnification Agreement, dated May 26, 2004, between the Company and Sachiko Kuno	Exhibit 10.11 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.11	Indemnification Agreement, dated May 26, 2004, between the Company and Ryuji Ueno	Exhibit 10.12 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.12	Indemnification Agreement, dated May 26, 2004, between the Company and Michael Jeffries	Exhibit 10.13 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.13	Indemnification Agreement, dated May 26, 2004, between the Company and Hidetoshi Mine	Exhibit 10.14 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.14	Form of Investor Rights Agreement	Exhibit 10.16 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.15	Lease Agreement, dated September 16, 1998, between the Company and Plaza West Limited Partnership, successor in interest to Trizechahn Plaza West Limited Partnership, as amended	Exhibit 10.17 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.16	Sublease Agreement, dated October 26, 2005, between the Company and First Potomac Realty Investment L.P.	Exhibit 10.18 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.17	Amended and Restated Patent Access Agreement, dated June 30, 2006, among the Company, Sucampo Pharma Europe Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.19 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.18*	Exclusive Manufacturing and Supply Agreement, dated June 23, 2004, between the Company and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.20 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.19*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.21 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.20*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.22 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.21*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.23 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.22*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.24 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.23*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.25 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.24*	Services Agreement, dated February 9, 2006, between the Company and Ventiv Commercial Services, LLC	Exhibit 10.26 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.25	Indemnification Agreement, dated September 7, 2006, between the Company and Timothy Maudlin	Exhibit 10.27 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.26	Indemnification Agreement, dated September 7, 2006, between the Company and Sue Molina	Exhibit 10.28 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.27*	Exclusive Manufacturing and Supply Agreement, dated June 24, 2005, between Sucampo Pharma Europe Ltd. and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.29 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.28*	SPI-8811 and SPI-017 Exclusive Clinical Manufacturing and Supply Agreement, dated October 4, 2006, between the Company and R-Tech Ueno, Ltd.	Exhibit 10.31 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.29	Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	Exhibit 10.29 to the Company’s Annual Report on Form 10-K (filed March 27, 2008)

10.30^	Amendment to Employment Agreement, dated November 20, 2006, between the Company and Ryuji Ueno	Exhibit 10.35 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.31	Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.36 to Registration Statement No. 333-135133, Amendment No. 6 (filed May 14, 2007)

10.32^	Employment Agreement, effective June 1, 2007, between the Company and Sachiko Kuno	Exhibit 10.37 to Registration Statement No. 333-135133, Amendment No. 8 (filed July 17, 2007)

10.34	Indemnification Agreement, dated October 18, 2007, between the Company and Anthony C. Celeste	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)

10.38^	Amendment, dated December 6, 2007, to Employment Agreement between the Company and Gayle Dolecek	Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed December 14, 2007)

10.40^	Amendment, dated November 26, 2007, to Employment Agreement between the Company and Ryuji Ueno	Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed December 14, 2007)

10.41	Credit Line Agreement, dated March 5, 2008, between the Company and UBS Bank USA	Exhibit 10.41 to the Company’s Current Report on Form 10-K (filed March 27, 2008)

10.42	Amended and Restated Patent Access Agreement, dated February 18, 2009, among the Company, Sucampo Pharma Europe, Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 19, 2009)

10.43*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd and Abbott Japan Co. Ltd.	Exhibit 10.43 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

10.44*	Exclusive Manufacturing and Supply Agreement, dated February 23, 2009, between Sucampo Pharma, Ltd and R-Tech Ueno, Ltd.	Exhibit 10.44 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

10.45	Indemnification Agreement by and between the Company and Andrew J. Ferrara	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 22, 2008)

10.46	Separation Agreement and General Release by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)

10.47	Consulting Agreement by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)

10.48*	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors	Exhibit 10.1 to the Company’s Current Report on Form 10-Q (filed November 6, 2009)

10.49	Special Agreement, dated November 22, 2010, between Sucampo Pharma, Ltd., Osaka, Japan, a wholly-owned subsidiary of the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd	Exhibit 10.49 to the Company’s Current Report on Form 10-K (filed March 8, 2011)

10.50	Agreement on Bank Overdrafts, dated November 18, 2010, between Sucampo Pharma, Ltd., Osaka, Japan, a wholly-owned subsidiary of the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd.	Exhibit 10.50 to the Company’s Current Report on Form 10-K (filed March 8, 2011)

10.51	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à r.l., as borrower, and Ryuji Ueno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.52	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Sachiko Kuno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.53	Non-Competition Agreement, dated as of December 23, 2010 by and among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à r.l., and Sucampo Pharmaceuticals, Inc	Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.54^	Separation Agreement and General Release, dated January 28, 2011, between the Company and Jan Smilek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.55^	Consulting Agreement, dated January 13, 2011, between the Company and Jan Smilek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.56	Form of Sucampo Pharmaceuticals, Inc. Duration and Performance-Based Stock Option Incentive Award	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 6, 2011)

10.57	Exclusive License for Development and Commercialization of Unoprostone dated March 22, 2011, between Sucampo Manufacturing & Research AG and R-Tech Ueno, Ltd.	Exhibit 10.3 to the Company's Current Report on Form 10-Q (filed May 10, 2011)

10.58*	Loan Guarantee and Development Agreement, dated September 8, 2011, between Numab AG and Sucampo AG	Included herewith

10.59	Form of Settlement and Mutual Release Agreement, dated October 26, 2011, between Sucampo Pharmaceuticals, Inc. and Covance Inc.	Exhibit 10.2 to the Company’s Current Report on Form 10-Q (filed November 9, 2011)

10.60	Employment Agreement, effective as of October 17, 2011, between the Company and Cary J. Claiborne	Included herewith

101.[INS]†	XBRL Instance Document	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

21	Subsidiaries of the Company	Exhibit 21 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

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

Sucampo Pharmaceuticals, Inc.

March 15, 2012	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RYUJI UENO	Chief Executive Officer	March 15, 2012
Ryuji Ueno, M.D., Ph.D., Ph.D.	(Principal Executive Officer),
Chief Scientific Officer and Chairman

/s/ CARY J. CLAIBORNE	Chief Financial Officer	March 15, 2012
Cary J. Claiborne	(Principal Financial Officer)

/s/ WILLIAM L. ASHTON	Director	March 15, 2012
William L. Ashton

/s/ ANTHONY C. CELESTE	Director	March 15, 2012
Anthony C. Celeste

/s/ GAYLE R. DOLECEK	Director	March 15, 2012
Gayle R. Dolecek, P.D.

/s/ DANIEL P. GETMAN	Director	March 15, 2012
Daniel P. Getman

/s/ SACHIKO KUNO	Director	March 15, 2012
Sachiko Kuno, Ph.D.

/s/ TIMOTHY I. MAUDLIN	Director	March 15, 2012
Timothy I. Maudlin

SUCAMPO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sucampo Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Sucampo Pharmaceuticals, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item (15)(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 15, 2012

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS:

Current assets:
Cash and cash equivalents	$50,662	$49,243
Investments, current	24,452	54,524
Product royalties receivable	10,795	10,516
Unbilled accounts receivable	2,036	1,097
Accounts receivable, net	4,616	731
Prepaid and income taxes receivable	2,845	702
Deferred tax assets, current	163	243
Deferred charge, current	3,057	-
Restricted cash, current	15,113	15,113
Prepaid expenses and other current assets	1,177	2,374
Total current assets	114,916	134,543

Investments, non-current	998	5,028
Property and equipment, net	1,669	2,025
Intangibles assets, net	8,364	3,070
Deferred tax assets, non-current	2,089	4,178
Deferred charge, non-current	26,751	-
Restricted cash, non-current	2,129	-
Other assets	653	429
Total assets	$157,569	$149,273

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$6,978	$4,199
Accrued expenses	13,648	10,216
Deferred revenue, current	3,888	4,987
Deferred tax liability, current	2,167	1,078
Notes payable, current	20,400	19,522
Total current liabilities	47,081	40,002

Notes payable, non-current	39,227	44,439
Deferred revenue, non-current	7,045	8,321
Deferred tax liability, non-current	23,019	-
Other liabilities	2,603	2,681
Total liabilities	118,975	95,443

Commitments and contengencies (Notes 10 and 13)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at December 31, 2011 and 2010; no shares issued and outstanding at December 31, 2011 and 2010	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at December 31, 2011 and 2010; 15,690,780 and 15,659,917 shares issued and outstanding at December 31, 2011 and 2010, respectively	157	156
Class B common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2011 and 2010; 26,191,050 shares issued and outstanding at December 31, 2011 and 2010	262	262
Additional paid-in capital	59,957	58,468
Accumulated other comprehensive income	17,854	16,574
Treasury stock, at cost; 186,987 shares	(700)	-
Accumulated deficit	(38,936)	(21,630)
Total stockholders' equity	38,594	53,830
Total liabilities and stockholders' equity	$157,569	$149,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Research and development revenue	$9,249	$16,540	$23,957
Product royalty revenue	41,517	40,300	38,250
Co-promotion revenue	3,378	4,417	4,541
Contract and collaboration revenue	617	613	603
Total revenues	54,761	61,870	67,351

Operating expenses:
Research and development	33,497	23,955	32,906
Settlement of legal dispute	(11,100)	-	-
General and administrative	41,270	27,867	15,000
Selling and marketing	8,783	10,201	10,030
Total operating expenses	72,450	62,023	57,936

Income (loss) from operations	(17,689)	(153)	9,415
Non-operating income (expense):
Interest income	249	608	965
Interest expense	(2,455)	(75)	-
Other expense, net	(2,019)	(3,700)	(519)
Total non-operating income (expense), net	(4,225)	(3,167)	446

Income (loss) before income taxes	(21,914)	(3,320)	9,861
Income tax benefit (provision)	4,608	565	(5,084)
Net income (loss)	$(17,306)	$(2,755)	$4,777

Net income (loss) per share:
Basic net income (loss) per share	$(0.41)	$(0.07)	$0.11
Diluted net income (loss) per share	$(0.41)	$(0.07)	$0.11
Weighted average common shares outstanding - basic	41,839	41,848	41,844
Weighted average common shares outstanding - diluted	41,839	41,848	41,866

Comprehensive income (loss):
Net income (loss)	$(17,306)	$(2,755)	$4,777
Other comprehensive income gain (loss):
Unrealized loss on investments, net of tax effect	(2)	(18)	(55)
Foreign currency translation	1,282	3,745	822
Comprehensive income (loss)	$(16,026)	$972	$5,544

The accompanying notes are an integral part of these Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share data)

						Accumulated			Retained
	Class A		Class B		Additional	Other			Earnings	Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2008	15,651,849	156	26,191,050	262	98,504	12,080	-	-	31,238	142,240
Employee stock option expense	-	-	-	-	374	-	-	-	-	374
Stock issued under employee stock purchase plan	3,881	-	-	-	19	-	-	-	-	19
Foreign currency translation	-	-	-	-	-	822	-	-	-	822
Unrealized loss on investments, net of tax effect	-	-	-	-	-	(55)	-	-	-	(55)
Dividend payments	-	-	-	-	-	-	-	-	(2,865)	(2,865)
Net income	-	-	-	-	-	-	-	-	4,777	4,777
Balance at December 31, 2009	15,655,730	156	26,191,050	262	98,897	12,847	-	-	33,150	145,312
Employee stock option expense	-	-	-	-	1,260	-	-	-	-	1,260
Stock issued under employee stock purchase plan	4,187	-	-	-	14	-	-	-	-	14
Foreign currency translation	-	-	-	-	-	3,745	-	-	-	3,745
Unrealized loss on investments, net of tax effect	-	-	-	-	-	(18)	-	-	-	(18)
Deemed dividend for SAG acquisition	-	-	-	-	(41,703)	-	-	-	(38,297)	(80,000)
Dividend payments	-	-	-	-	-	-	-	-	(13,728)	(13,728)
Net loss	-	-	-	-	-	-	-	-	(2,755)	(2,755)
Balance at December 31, 2010	15,659,917	156	26,191,050	262	58,468	16,574	-	-	(21,630)	53,830
Employee stock option expense	-	-	-	-	1,370	-	-	-	-	1,370
Stock issued upon exercise of stock options	27,500	1	-	-	106	-	-	-	-	107
Stock issued under employee stock purchase plan	3,363	-	-	-	13	-	-	-	-	13
Foreign currency translation	-	-	-	-	-	1,282	-	-	-	1,282
Unrealized loss on investments, net of tax effect	-	-	-	-	-	(2)	-	-	-	(2)
Treasury stock, at cost	-	-	-	-	-	-	186,987	(700)	-	(700)
Net loss	-	-	-	-	-	-	-	-	(17,306)	(17,306)
Balance at December 31, 2011	15,690,780	$157	26,191,050	$262	$59,957	$17,854	186,987	$(700)	$(38,936)	$38,594

The accompanying notes are an integral part of these Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(17,306)	$(2,755)	$4,777
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,308	964	789
Loss on disposal of property and equipment	12	1	-
Deferred tax provision (benefit)	26,228	(99)	13
Deferred charge	(29,808)	-	-
Stock-based compensation	1,370	1,260	374
Amortization of premiums on investments	651	1,617	1,415
Notes payable paid-in-kind interest	2,288	-	-
Gain on trading securities	-	(1,086)	(2,092)
Loss on settlement rights on auction rate securities	-	1,086	1,732
Changes in operating assets and liabilities:
Accounts receivable	(3,885)	(218)	32
Unbilled accounts receivable	(939)	(453)	3,729
Product royalties receivable	(280)	507	(1,298)
Inventory	(127)	-	-
Prepaid and income taxes receivable and payable, net	(2,173)	(2,689)	1,586
Accounts payable	2,872	893	1,679
Accrued expenses	523	3,329	(3,269)
Deferred revenue	(1,940)	(6,525)	(4,564)
Other assets and liabilities, net	1,215	818	66
Net cash provided by (used in) operating activities	(19,991)	(3,350)	4,969

Cash flows from investing activities:
Purchases of investments	(20,598)	(84,857)	(150,712)
Proceeds from the sales of investments	7,380	25,855	9,504
Maturities of investments	46,665	90,492	109,163
Purchases of property and equipment	(284)	(333)	(495)
Proceeds from disposals of property and equipment	25	5	-
Issuance of notes receivable	(100)	-	-
Purchases of intangible assets	(3,000)	-	(2,915)
Acquisition of SAG	-	(28,118)	-
Restricted cash	(2,187)	(14,900)	-
Net cash provided by (used in) investing activities	27,901	(11,856)	(35,455)

Cash flows from financing activities:
Proceeds from notes payable	-	12,079	-
Repayment of notes payable	(7,500)	-	-
Proceeds from exercise of stock options	106	-	-
Purchase of treasury stock	(700)	-	-
Proceeds from employee stock purchase plan	13	14	19
Dividend payments	-	(13,728)	(2,865)
Net cash used in financing activities	(8,081)	(1,635)	(2,846)

Effect of exchange rates on cash and cash equivalents	1,590	4,664	1,048

Net increase (decrease) in cash and cash equivalents	1,419	(12,177)	(32,284)
Cash and cash equivalents at beginning of period	49,243	61,420	93,704
Cash and cash equivalents at end of period	$50,662	$49,243	$61,420

Supplemental cash flow disclosures:
Cash paid for interest	$171	$2	$-
Tax refunds received	$245	$126	$-
Tax payments made	$1,476	$2,683	$1,233

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets included in accrued expenses	$3,000	$-	$500
Loan notes issued for acquisition of SAG	$-	$51,882	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is a global pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones and other novel drug technologies. Prostones are a class of fatty acid compounds that occur naturally in the human body as a result of the enzymatic catalysis by 15-Prostaglandin Dehydrogenase (15-PGDH) of eicosanoids, like prostaglandins, and other docosanoid molecules specifically synthesized with 15 position keto groups.

The Company generates revenue mainly from product royalties, development milestone payments, and clinical development activities. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities and as the Company seeks regulatory approvals for additional indications for AMITIZA, RESCULA and other compounds on an international basis. The Company conducts business through subsidiaries based in Japan, the United States, Switzerland, the United Kingdom and Luxembourg.

In January 2006, the Company received marketing approval from the U.S. Food and Drug Administration, or FDA for AMITIZA (lubiprostone), to treat chronic idiopathic constipation, or CIC in adults of both genders. In April 2008, the Company received a second marketing approval from the FDA for AMITIZA to treat irritable bowel syndrome with constipation, or IBS-C in women aged 18 years and older.

AMITIZA is being marketed and developed in the U.S. for gastrointestinal indications under the October 2004 collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda Agreement. The Company is primarily responsible for clinical development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006 and for the treatment of IBS-C in May 2008. AMITIZA is currently being developed for the treatment of opioid bowel dysfunction, or OBD or opioid-induced constipation, or OIC. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there. The Company, in 2006, entered into a supplemental agreement with Takeda Pharmaceutical Company Limited, or the Supplemental Takeda Agreement, which consists of certain key funding streams, including reimbursements of co-promotion costs and reimbursements of the costs of miscellaneous marketing activities. The reimbursement of co-promotion costs under the Supplemental Takeda Agreement expired on May 31, 2011. Co-promotion costs after May 31, 2011 are reimbursed under the Takeda Agreement. The previous reimbursement terms of the Supplemental Takeda Agreement were based on a per diem amount by the number of sales representatives in the field promoting AMITIZA. The current terms are based on actual details presented to health care prescribers.

We submitted for filing with the International Court of Arbitration, International Chamber of Commerce, or ICC a demand for arbitration under the applicable provisions of the Takeda Agreement, which specify that New York law will govern the procedural and substantive aspects of the arbitration. The parties filed submission and witness statements and the arbitration hearing on the Company’s claims concluded on December 20, 2011.

In Switzerland, we are currently in discussions with the Swiss Federal Office of Public Health, or Bundesamt für Gesundheit, or the BAG for pricing approval. In February 2012 the Company started to market AMITIZA, on a limited basis, in Switzerland..

In Japan, lubiprostone is being developed under a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott, for lubiprostone in Japan, or the Abbott Agreement. The Company has filed a new drug application, or a NDA, for AMITIZA for the treatment of CIC in Japan with the Pharmaceuticals and Medical Devices Agency, or PMDA. The Company anticipates a decision by the PMDA and the conclusion of pricing negotiations with the Ministry of Health, Labor and Welfare, or MHLW in 2012. The Company continues to negotiate with third parties for the OBD indication, and Abbott will have 45 days to meet the terms and conditions of any third party bona fide offer.

SPE submitted a filing for approval of AMITIZA to treat CIC on August 4, 2011 in the U. K., and the Company expects a decision by the Medicines and Healthcare products Regulatory Agency, or MHRA in the third quarter of 2012. The Company continues to evaluate the opportunities in the E. U.

Following the Company’s acquisition of Sucampo AG, or SAG, the Company began and has continued integrating SAG for future operational efficiencies through a simplified group structure and consolidation of intellectual property. On September 29, 2011 the Company’s subsidiaries Sucampo Pharma Americas Inc, or SPA, Sucampo Pharma Ltd, or SPL and Sucampo Pharma Europe Ltd, or SPE transferred certain intellectual property and licenses to SAG, and SAG entered into agreements with the subsidiaries to perform certain services related to the intellectual property, licenses and other business activities. As a result of these agreements SAG is now our principal operating company.

On September 29, 2011, SPA transferred its rights to unoprostone isopropyl to SAG. SAG entered into an agreement with SPA to perform certain activities related to those rights. On March 22, 2011, SAG entered into a license agreement with R-Tech for unoprostone isopropyl, expanding the Company’s development and commercialization rights as well as its territories beyond their previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China, or the R-Tech Territory, or the SAG Territories. SAG is now evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl.

Other prostone compounds in the Company’s development plan include cobiprostone for the treatment of oral mucositis in cancer patients and wound healing. Additionally, the Company is evaluating SPI-017 for use as a treatment of treatment for the management of pain caused by spinal stenosis.

In July 2011, the Company obtained the development and commercial rights to a peptide compound from CuroNZ, a New Zealand company, for a loan of $100,000 that will augment the Company’s ophthalmic development opportunities. Loan and accrued interest of approximately $101,000 is recorded as other assets in the Consolidated Balance Sheets at December 31, 2011.

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or Numab Agreement, with Numab AG, or Numab. Numab is considered a related party as a result of a ownership interest by one of the Company’s executive officers. It provides the Company with access to Numab’s proprietary technology for the discovery of high-affinity antibodies against certain selected targets. The Company will have exclusive commercial rights to any biologic products successfully developed and commercialized in the course of the collaboration. The Numab Agreement presents an opportunity to maximize the Company’s knowledge of a variety of targets that result in several large, underserved patient populations. By applying Numab’s antibody technology to these targets, the Company plans to develop biologic products with a different mechanism of action that will be complementary to the prostone-based compounds the Company now has in development. Under the terms of the Numab Agreement, the Company will provide Numab with up to CHF 5.0 million as collateral and will serve as guarantor for a loan to Numab from a third party. The Company may name up to four targets against which Numab will use their proprietary technology to discover high-affinity antibodies and to develop these to an investigation new drug, or IND, ready stage. Numab is eligible for full time equivalent based payments and discovery success dependent fees. Any success dependent fees will result in a corresponding reduction in the amount of the available guarantee. Should Numab default its loan obligations, the collateral may be called upon to meet Numab’s obligation under its loan agreement. As of December 31, 2011, the collateral of $2.1 million has been deposited by the Company and Numab has utilized CHF 1.5 million of its loan available. In reviewing the amount outstanding, the Company has recorded a liability of $495,000 in respect to the collateral being called upon to meet potential loan default by Numab. If a biologic is successfully developed, Numab and the Company may enter into a license arrangement in which Numab will be entitled to clinical development milestone payments and increasing tiered royalties on net sales. The Company will be responsible for clinical development and will retain all commercial rights to any resulting biologic product.

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. of America, or GAAP. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: SAG, based in Zug, Switzerland , in which the company conducts certain worldwide and European operations; SPL, based in Tokyo and Osaka, Japan, in which the Company conducts its Asian operations; SPA, based in Bethesda, Maryland, in which the Company conducts operations in North and South America; SPE, based in Oxford, U.K., and Ambrent Investments S.à r.l., based in Luxembourg which conduct operations in Europe;. All significant inter-company balances and transactions have been eliminated.

The acquisition of SAG and its subsidiary in 2010 was accounted for as a merger of companies under common control and accounted for at historical cost. The financial information of these acquired entities is included in these Consolidated Financial Statements for all periods presented.

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

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

For the purpose of the Consolidated Balance Sheets and statements of cash flows, cash equivalents include all highly liquid investments with a maturity, at date of purchase, of 90 days or less at the time of purchase.

Restricted Cash

Restricted cash consists of approximately $17.2 million and $15.1 million at December 31, 2011 and December 31, 2010, respectively. Restricted cash represents cash required to be deposited with financial institutions in connection with the Sucampo Pharma, Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. loan agreement (see Note 12 below), SAG’s Numab Agreement (see Note 13 below) and operating leases.

Current and Non-Current Investments

Current and non-current investments consist primarily of U.S. government agencies securities, corporate bonds, mutual funds, variable rate demand notes and auction rate securities, or ARS. The Company classifies its investments into current and non-current based on their maturities and management’s reasonable expectation to realize these investments in cash. The Company classifies all of its investments, except ARS, as available for sale securities and reports unrealized gains or losses, net of related tax effects, in other comprehensive income. The Company’s investment in ARS was redeemed in June 2010.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of December 31, 2011 and 2010, approximately $15.6 million, or 16.7%, and $34.1 million, or 27.6%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

Revenues from one unrelated party, Takeda, accounted for 96.9%, 81.4%, 85.3%, of the Company’s total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 100.0% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at December 31, 2011 and 2010. Revenues from another unrelated party, Abbott, accounted for 2.3%, 18.0% and 14.1% of the Company’s total revenues for the years ended December 31, 2011, 2010 and 2009. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted (Note 13).

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses, approximate their fair values based on their short maturities, independent valuations or internal assessments. The carrying amount of the short and long-term debt at December 31, 2011 and 2010 approximated its fair value due to the fact that the interest rates are determined based by reference to interbank rates.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable represent mainly amounts due under the Takeda Agreement and the Abbott Agreement (Note 13). Unbilled accounts receivable represent the research and development expenses that are reimbursable by Takeda but have not been billed to Takeda as of the balance sheet date. No allowance was recorded in 2011 or 2010.

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

Impairment of Long-lived Assets

When necessary, the Company assesses the recoverability of its long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no impairment charges recorded during the years ended December 31, 2011, 2010 or 2009 because there have been no indicators of impairment during those years.

Revenue Recognition

The Company’s revenues are derived primarily from collaboration and license agreements and include upfront payments, development milestone payments, reimbursements of development and co-promotion costs and product royalties.

The Company evaluated the multiple deliverables within the collaboration and license agreements in accordance with the guidance of multiple deliverables to determine whether the delivered elements that are the obligation of the Company have value to other parties to the agreement on a stand-alone basis and whether objective reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting. The Company’s deliverables under the Takeda Agreement and Abbott Agreement, including the related rights and obligations, contractual cash flows and performance periods, are more fully described in Note 13 below.

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

Under the Takeda Agreement, royalties are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met. Under the Abbott Agreement, should AMITIZA be commercialized in Japan, the Company will purchase and assume title to inventories of AMITIZA and recognize revenues from the sales, to Abbott, of such product when earned.

The Company also entered into the Supplemental Takeda Agreement consisting of the following key funding streams: reimbursements of co-promotion costs based upon a per-day rate and reimbursements of the costs of miscellaneous marketing activities, which the Company recognized as revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts. Co-promotion costs after May 31, 2011 are reimbursed under the Takeda Agreement and the amounts recognized are based on amounts billed for actual details presented to health care prescribers.

The Company considers its participation in the joint committees under the collaboration and license agreements as separate deliverables under the contracts and recognizes the fair value of such participation as collaboration revenue over the period of the participation per the terms of the contracts.

The Company has determined that it is acting as a principal under both the Takeda Agreement and Abbott Agreement and, as such, records revenue on a gross basis in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Contract Revenue

Contract revenue relates to development and consulting activities with R-Tech and is accounted for under the time-based model.

Deferred Revenue

Deferred revenue represents payments received for licensing fees, option fees, consulting, research and development contracts and related cost sharing and supply agreements, mainly with Takeda, Abbott and R-Tech, which are deferred until revenue can be recognized under the Company’s revenue recognition policy. Deferred revenue is classified as current if management believes the Company will be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At December 31, 2011 and 2010, total deferred revenue was approximately $10.9 million and $13.3 million, respectively.

Total deferred revenue consists of the following as of:

	December 31,
(In thousands)	2011	2010
Deferred revenue, current	$3,888	$4,987
Deferred revenue, non-current	7,045	8,321
	$10,933	$13,308
Deferred revenue to related parties, included in total deferred revenue:
Deferred revenue to related parties, current	$433	433
Deferred revenue to related parties, non-current	5,063	5,839
Total	$5,496	$6,272

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

Accrued Research and Development Expenses

As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate accruals for research and development expenses. This process involves reviewing and identifying services which have been performed by third parties on the Company’s behalf and determining the value of these services. Examples of these services are payments to clinical investigators and contract service organizations. In addition, the Company makes estimates of costs incurred to date but not yet invoiced, in relation to external CROs and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities for research and development. The Company makes significant judgments and estimates in determining the accrued balance in any accounting period.

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

The assumptions used to estimate the fair value of the service condition stock options granted for the three years ended December 31, 2011 were as follows:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	55% - 64%	51% - 63%	47% - 55%
Risk-free interest rate	1.30% - 3.30%	1.89% - 3.24%	2.67% - 3.11%
Expected term (in years)	2.10 - 6.25	5.00 - 6.25	6.00 - 7.00
Expected dividend yield	0%	0%	0%

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

Expected Term: The Company elected to use the “simplified” method to calculate its expected term of share-based awards. Under this method, the expected term is the weighted average of the vesting term and the contractual term. The Company has used a lattice based model to determine the expected term for its market condition share-based awards.

Expected Dividend Yield: The Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

Employee stock-based compensation expense for the three years ended December 2011 has been reduced for estimated forfeitures as such expense is based upon awards expected to ultimately vest. Accounting guidance on share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2011, 2010 and 2009, the estimated forfeiture rate ranged from 8.0% to 17.0%.

Employee stock-based compensation expense recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three years ended December 31, 2011 was as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Research and development expense	$234	$252	$96
General and administrative expense	964	729	193
Selling and marketing expense	172	279	85
Total	1,370	1,260	374

Employee stock-based compensation expense per basic and diluted share of common stock	$0.03	$0.03	$0.01

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

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s net deferred tax assets. The Company has recorded a valuation allowance against deferred tax assets in certain foreign tax jurisdictions, which resulted in a net deferred tax liability of $22.9 million and a deferred tax asset of $3.3 million as of December 31, 2011 and December 31, 2010, respectively. The amount of the valuation allowance has been determined based on management’s estimates of income by jurisdiction in which the Company operates, over the periods in which the related deferred tax assets are recoverable.

During 2011, SPA, SPL and SPE transferred certain intellectual property and licenses to SAG. Since the transfer of these assets was to a related party, the recognition of a deferred tax asset by SAG is prohibited and the net tax effect of the transaction is deferred in consolidation. The tax liability generated from this transaction is offset by a deferred charge that will be amortized over ten years. The total deferred charge is $29.8 million after $764,000 of current year amortization expense.

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

The Company has recorded a non-current income tax liability of approximately $1.5 million and $1.4 million, including interest for uncertain tax positions, as of December 31, 2011 and 2010, respectively. The amount represents the aggregate tax effect of differences between tax return positions, and the amounts otherwise recognized in the Company’s Consolidated Financial Statements, and is reflected in other liabilities in the accompanying Consolidated Balance Sheets. The liability for uncertain tax positions as of December 31, 2011 and 2010 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. All of the unrecognized tax benefits could affect the effective tax rate if recognized in the future.

Deferred Charge

Certain intellectual property was transferred within the group resulting in a gain in the sellers’ tax jurisdiction and a difference in the buyer’s tax jurisdiction between the new tax basis and the carrying amount of those assets. The FASB guidance on income taxes precludes the Company from including the effects of any intercompany transfers in the financial statements, and so the net tax effect of an intercompany transaction is deferred in consolidation.

These deferred tax effects include the reversal of any existing deferred tax asset (and its related valuation allowance, if any) or liability and any taxes currently payable resulting from the intercompany transaction when the asset remains in the consolidated group for financial reporting purposes. This deferred effect is not the result of a temporary difference and is therefore classified as a deferred charge on the Consolidated Balance Sheet separate from the Company's deferred tax assets.

Since the deferred charge is not part of the deferred tax assets, it is not subject to revaluation for tax rate changes and realizability as prescribed by the FASB’s guidance on income taxes. Thus, the deferred charge will remain fixed and will be amortized over the determined life of 10 years and be included as part of the provision for income taxes as a permanent difference.

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

Following the transfer of certain intellectual property to SAG, the company has reviewed the functional currency of SAG and determined that it is appropriate to change its functional currency to U.S. dollars from Swiss francs effective October 1, 2011.

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

The functional currency of Sucampo AG was changed to the U.S. Dollar from the Swiss Franc on October 2011 on a prospective basis. The historical cumulative translation adjustment from Sucampo AG at the time of the change will not change in future periods.

Segment Information

Management has determined that the Company has three reportable segments, which are based on its method of internal reporting by geographical location. The Company’s reportable segments are the U.S., Europe and Asia.

Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting update on Comprehensive Income-Topic 220: Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This update will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company’s adoption of this guidance did not impact the Company’s results of operations, financial statement presentation or disclosures.

In May 2011, the FASB issued authoritative guidance on amendments to achieve common fair value measurement and disclosure requirements in U.S.GAAP and International Financial Reporting Standards, or IFRSs. The guidance amends fair value measurement, to ensure that fair value has the same meaning in U.S. GAAP and IFRS. IFRS improves the comparability of the fair value measurement and disclosure requirements in GAAP and IFRS. This guidance applies to all entities that measure assets, liabilities or instruments classified in shareholder's equity at fair value, or provide fair value disclosures for items not recorded at fair value. This guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, this guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, this guidance will not result in a change in the application of the requirements in the existing fair value measurement guidance, however clarifies the FASB's intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early application is not permitted. The Company is continuing to evaluate the impact that this amendment would have on its financial condition and results of operation upon adoption.

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

The acquisition of SAG and SAG-J was accounted for as a merger of companies under common control, and accounted for at historical costs as of the earliest period presented. The financial information of these additional entities is presented in both the current and historical periods. Prior to the acquisition, SAG paid dividends of $13.7 million and $2.9 million during the years ended December 31, 2010 and 2009, respectively. These dividends are included within the Consolidated Statements of Changes in Stockholders’ Equity together as a reduction of retained earnings. The $80.0 million purchase consideration has been treated as a deemed distribution due to the accounting for the common control acquisition of SAG and has been included in stockholders’ equity as a reduction of $38.3 million in retained earnings and a $41.7 million reduction in additional paid in capital.

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

The computation of net income (loss) per share for the three years ended December 31, 2011, is shown below:

	December 31,
(in thousands, except per share data)	2011	2010	2009
Basic net income (loss) per share:
Net income (loss)	$(17,306)	$(2,755)	$4,777

Weighted average class A and B common shares outstanding	41,839	41,848	41,844

Basic net income (loss) per share	$(0.41)	$(0.07)	$0.11

Diluted net income (loss) per share:
Net income (loss)	$(17,306)	$(2,755)	$4,777

Weighted average class A and B common shares outstanding for diluted net income per share	41,839	41,848	41,844

Assumed exercise of stock options under the treasury stock method	-	-	22
	41,839	41,848	41,866

Diluted net income (loss) per share	$(0.41)	$(0.07)	$0.11

For the years listed above, the potentially dilutive securities used in the calculations of diluted net income per share as of December 31, 2011, 2010 and 2009 are as follows:

	December 31,
(In thousands)	2011	2010	2009
Employee stock options	-	-	227
Non-employee stock options	-	-	-

For the years listed above, the following securities were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive as of December 31, 2011, 2010 and 2009:

	December 31,
(In thousands)	2011	2010	2009
Employee stock options	3,595	1,554	685
Non-employee stock options	450	450	450

5.	Current and Non-Current Investments

At December 31, 2011 and 2010, current and non-current investments consisted of the following securities:

	December 31, 2011
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. commercial paper	$1,997	$3	$-	$2,000
U.S. government securities	3,250	-	-	3,250
Corporate bonds	7,002	8	(3)	7,007
Variable rate demand notes	12,195	-	-	12,195
Total	$24,444	$11	$(3)	$24,452

Non-current:
U.S. government securities	$1,000	$-	$(2)	$998
Total	$1,000	$-	$(2)	$998

	December 31, 2010
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. Treasury bills and notes	$1,002	$1	$-	$1,003
U.S. commercial paper	999	-	-	999
U.S. government securities	16,525	7	(4)	16,528
Municipal securities	17,582	6	(12)	17,576
Certificates of deposits	750	-	-	750
Corporate bonds	6,665	5	(2)	6,668
Variable rate demand notes	11,000	-	-	11,000
Total	$54,523	$19	$(18)	$54,524

Non-current:
Corporate bonds	$5,019	$11	$(2)	$5,028
Total	$5,019	$11	$(2)	$5,028

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

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
December 31, 2011	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$4,248	$-	$4,248
U.S. commercial paper	-	2,000	-	2,000
Corporate bonds	-	7,007	-	7,007
Money market funds	12,885	-	-	12,885
Variable rate demand notes	-	12,195	-	12,195
Total assets measured at fair value	$12,885	$25,450	$-	$38,335

	Fair Value Measurements at Reporting Date Using
December 31, 2010	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury bills and notes	$1,003	$-	$-	$1,003
U.S. government securities	-	16,528	-	16,528
U.S. commercial paper	-	999	-	999
Corporate bonds	-	11,696	-	11,696
Municipal securities	-	17,576	-	17,576
Certificates of deposits	-	750	-	750
Money market funds	780	-	-	780
Variable rate demand notes	-	11,000	-	11,000
Total assets measured at fair value	$1,783	$58,549	$-	$60,332

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

6.	Property and Equipment

Property and equipment consists of the following as of:

	December 31,
(In thousands)	2011	2010
Computer and office machines	$2,181	$2,206
Furniture and fixtures	438	364
Leasehold improvements	1,495	1,414
Other	-	46
Total cost	4,114	4,030
Less: accumulated depreciation	(2,445)	(2,005)
Total	$1,669	$2,025

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $591,000, $604,000 and $543,000, respectively.

The leasehold improvements as of December 31, 2011 are related to tenant improvements to the Company’s headquarters in Bethesda, Maryland.

7.	Intangible Assets

In April 2009, the Company entered into two agreements with R-Tech to acquire all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the U.S. and Canada. Although RESCULA eye drops have been approved by the FDA since 2000, RESCULA is not currently marketed in the U.S. or Canada. In September 2011, SPA transferred those rights to SAG, and SAG entered into an agreement with SPA to perform certain activities relate to those rights. The Company plans to re-launch RESCULA in the U.S. for its approved indication after approval of an enhanced label from the FDA.

Under the terms of the 2009 R-Tech agreement, the Company made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of RESCULA for the treatment of glaucoma which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. We allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of December 31, 2011, both of which are reflected in other non-current assets in the accompanying Consolidated Balance Sheets. We are amortizing the $3.4 million over the 10-year life of the license agreement, which we believe approximates the useful life of the underlying rights and data. Amortization expense was $341,000 and $341,000, respectively, for the years ended December 31, 2011 and 2010. The annual amortization expense will be approximately $341,000 through April 2019.

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

SAG made an upfront payment to R-Tech of $3.0 million, which is reflected in other non-current assets in the accompanying Consolidated Balance Sheets, and may be required to pay up to $103.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $3.0 million is payable upon the earlier of product approval within the SAG Territories or by March 15, 2012. The liability is reflected in accrued expenses in the accompanying Consolidated Balance Sheets. SAG will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the license agreement, which management believes approximates the useful life of the underlying rights and data. Amortization expense was $453,000 for the year ended December 31, 2011. The annual amortization expense will be approximately $613,000 through March 2021.

8.	Accrued Expenses

Accrued expenses consist of the following as of:

	December 31,
(In thousands)	2011	2010
Research and development costs	$5,622	$4,146
Employee compensation	1,607	1,795
Selling and marketing costs	76	305
Legal service fees	1,955	2,620
RESCULA milestones	3,500	500
Other accrued expenses	888	850
Total	$13,648	$10,216

9.	Other Liabilities

Other liabilities consist of the following as of:

	December 31,
(In thousands)	2011	2010
Deferred leasehold incentive	$609	$727
Deferred rent expense	514	525
Other liabilities	1,480	1,429
Total	$2,603	$2,681

10.	Commitments and Contingencies

Operating Leases

The Company leases office space in the U.S., Switzerland, Japan and U.K., under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, are as follows as of December 31, 2011:

		Operating
	Notes	Lease
(In thousands)	Payable	Obligations	Total
Due in one year	$20,400	$1,457	$21,857
Due in two years	8,281	1,036	9,317
Due in three years	8,490	1,024	9,514
Due in four years	8,708	1,052	9,760
Due in five years	8,937	1,084	10,021
Thereafter	4,811	139	4,950
Total	$59,627	$5,792	$65,419

Rent expense for all operating leases was $1.6 million, $1.3 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party CROs to oversee clinical research and development studies provided on an outsourced basis and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs through 2013 under these agreements as of December 31, 2011 were approximately $7.4 million.

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

The abandonment of RUG-015 changed the amortization period of the $6.0 million deferred revenue to the commercialization period of AMITIZA, which began in April 2006. The Company has recognized revenue of $419,000 for the years ended December 31, 2011, 2010 and 2009, which is recorded as contract revenue. During the years ended December 31, 2011, 2010 and 2009, the Company purchased from R-Tech of approximately $72,000, $344,000, and $205,000, respectively, of clinical supplies under the terms of this agreement. Commercial supplies of AMITIZA in the U.S. are subject to a three-party agreement among the Company, R-Tech and Takeda and are not reflected in the Company’s financial statements (see Note 13).

On June 24, 2005, the Company entered into a 20-year exclusive manufacturing and supply agreement with R-Tech to manufacture and supply lubiprostone for clinical and commercial supplies within Europe. In consideration of the exclusive rights, R-Tech paid the Company $2.0 million prior to the execution of the agreement on March 31, 2005. Management has determined that the amount should be deferred until such time as the commercial benefit to R-Tech can be realized. As lubiprostone has not yet been approved within Europe, the $2.0 million has been recorded as non-current deferred revenue as of December 31, 2011 and 2010. During the years ended December 31, 2011, 2010 and 2009, the Company purchased approximately $125,000, $110,000 and $692,000, respectively, of commercial supplies of lubiprostone from R-Tech in anticipation of a commercial launch in Europe. Subsequent to the 2009 purchase, we withdrew our European MAA and recorded a write down of inventory in 2009 of $658,000 to reflect the fair value of this inventory.

On September 7, 2006, the Company’s Board of Directors approved an agreement which amends the exclusive manufacturing agreement with R-Tech. This agreement allows the Company to elect a back-up supplier for the supply of drug substance and drug product. In addition, the agreement provides that R-Tech shall maintain at least a six-month inventory of drug substance and at least a six-month inventory of intermediate drug product. The Company had no clinical supply purchases from a back-up supplier in 2011, 2010 or 2009.

On October 4, 2006, the Company entered into a two-year exclusive clinical manufacturing and supply agreement with R-Tech for two of its drug compounds, cobiprostone and SPI-017. Under the terms of this agreement, R-Tech agreed to manufacture and supply the necessary drug substance and drug product for the purpose of clinical development. Pricing for clinical supplies will be determined on a batch-by-batch basis and shall not exceed a certain mark-up percentage. Unless this agreement is terminated by mutual written consent within 90 days of expiration, it will automatically be renewed for additional two year terms. During the years ended December 31, 2010 and 2009, the Company purchased from R-Tech $48,000 and $1.1 million, respectively, of clinical supplies under the terms of this agreement. There were no clinical supplies purchased in 2011.

In February 2009, the Company entered into an exclusive manufacturing and supply agreement with R-Tech under which the Company granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet its commercial and clinical requirements in Asia, Australia and New Zealand. In consideration, R-Tech made an upfront payment of $250,000 and is obligated to make milestone payments of $500,000 upon regulatory approval of lubiprostone in Japan and $250,000 upon the commercial launch in Japan. In addition, R-Tech is required to maintain at least a six-month supply of lubiprostone and a three-month supply of the active ingredient used in manufacturing lubiprostone as a backup inventory. During the years ended December 31, 2011, 2010 and 2009 the Company purchased approximately $166,000, $267,000 and $381,000, respectively, of commercial supplies of lubiprostone from R-Tech under this agreement. During the year ended December 31, 2009, we purchased approximately $262,000 of clinical supplies from R-Tech under this agreement. There were no such clinical supplies purchases in 2011 and 2010 from R-Tech under this agreement.

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

The Company recorded the following expenses under all of its agreements with R-Tech:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Clinical supplies	$72	$392	$1,556
Other research and development services	104	69	100
Commercial supplies	155	376	1,039
	$331	$837	$2,695

	Year Ended December 31,
(In thousands)	2011	2010
Deferred revenue, current	$433	$433
Deferred revenue, non-current	5,063	5,839
	$5,496	$6,272

Drs. Ryuji Ueno and Sachiko Kuno, are married to each other and, directly or indirectly, own the majority of the stock of R-Tech Drs. Ueno and Kuno also are controlling stockholders of the Company. Dr. Ueno is the Company’s chief executive officer and chairman of the Board of Directors. Dr. Kuno is a member of the Company’s Board of Directors, as an advisor on international business development.

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or Numab Agreement, with Numab AG, or Numab. Numab is considered a related party as a result of a ownership interest by one of the Company’s executive officers. Under the terms of the Numab Agreement, the Company will provide Numab with up to CHF 5.0 million as collateral and will serve as guarantor for a loan to Numab from a third party. The Company may name up to four targets against which Numab will use their proprietary technology to discover high-affinity antibodies and to develop these to an investigation new drug, or IND, ready stage. Numab is eligible for full time equivalent based payments and discovery success dependent fees. Any success dependent fees will result in a corresponding reduction in the amount of the available guarantee. Should Numab default its loan obligations, the collateral may be called upon to meet Numab’s obligation under its loan agreement. If a biologic is successfully developed, Numab and the Company may enter into a license arrangement in which Numab will be entitled to clinical development milestone payments and increasing tiered royalties on net sales. The Company will be responsible for clinical development and will retain all commercial rights to any resulting biologic product.

12.	Notes Payable

In November 2010, SPL entered into a ¥1,000,000,000, approximating $12.0 million as of the closing date, secured term loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, or the Bank. The loan agreement provides for the extension of credit for the period of one year that can be renewed annually upon the agreement of the Company, SPL and the Bank. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, or TIBOR, plus 1% and is reset quarterly. The interest rate for the first three months was 1.33%. The outstanding loan balances included in the accompanying Consolidated Balance Sheets were $12.9 million and $12.0 million as of December 31, 2011 and 2010. In connection with the loan agreement, the Company and the Bank executed a guarantee agreement which provides full guarantee by the Company on behalf of SPL’s obligation to the Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Bank and the deposit bears annual interest of 0.4%, which is recorded as restricted cash, current in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010.

Subordinated Unsecured Promissory Notes

In connection with the acquisition, referred to in Note 3, of SAG and SAG-J, Ambrent issued a subordinated unsecured promissory note, or notes, to the Ueno Trust and Kuno Trust. Each of the notes was issued with an initial principal balance of approximately $25.94 million, or approximately $51.9 million in the aggregate. The interest rate for the notes is equal to the per annum rate of interest determined on the basis of the sum of London Interbank Offered Rate, or LIBOR, plus 4.0%, and will be reset every six months on December 1st and June 1st of each year. The interest rate beginning December 1, 2011 is 4.7%.

The notes provide for a semi-annual repayment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that, until December 1, 2012, all accrued and unpaid interest will not be paid in cash and will instead be added to the principal balance of the notes, and Ambrent will make only two scheduled principal payments on December 1, 2011 and December 1, 2012. In November 2011, Ambrent made the first principal payment of $7.5 million. Interest paid-in kind was $2.3 million for the year ended December 31, 2011.

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

Notes payable at their carrying amount consist of the following:

	Year Ended December 31,
(In thousands)	2011	2010
Loan agreement, The Bank of Tokyo-Mitsubishi UFJ, Ltd	$12,900	$12,022
Promissory notes, Sellers of SAG	46,727	51,939
	$59,627	$63,961

Notes payable, current	$20,400	$19,522
Notes payable, non-current	39,227	44,439
	$59,627	$63,961

13.	Collaboration and License Agreements

Abbott license and commercialization and supply agreement

In February 2009, the Company entered into the Abbott Agreement to develop and commercialize lubiprostone for the treatment of CIC in Japan. Additionally, the agreement grants Abbott the right of exclusive negotiation to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Under the terms of the Abbott Agreement, payments to the Company include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.

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

To date, the Company has received a total of $22.5 million in up-front and development milestone payments under this agreement, including a $5.0 million development milestone payment, received in October 2010, for the submission of a marketing application to the PMDA for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC in Japanese adults, as well as $10.0 million and $7.5 million in up-front and development milestone payments, respectively, in 2009. Under the Abbott Agreement we could receive additional milestone payments based on achieving other specified development and commercialization goals, including $15.0 million due on the first commercial sale in Japan, although there can be no assurance that the Company will receive any such payments.

The Company applies a proportional-performance model using the percentage-of-completion method of revenue recognition for cash flows associated with research and development deliverables under the Abbott Agreement. The following table summarizes the cash streams and related revenue recognized or deferred for this agreement:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,			Foreign Currency	Amount Deferred at December 31,
(In thousands)	2011	2009	2010	2011	Effects	2011
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$846	$38	$47	$52	$(151)	$860

Research and development revenue:
Up-front payment - remainder	$9,154	$5,112	$3,471	$520	$(152)	$203
Development milestone payment	12,500	4,314	7,587	697	(371)	$273
Total	$21,654	$9,426	$11,058	$1,217	$(523)	$476

Takeda collaboration and license agreement

In October 2004, the Company entered into Takeda Agreement to exclusively co-develop, commercialize and sell products that contain lubiprostone for gastroenterology indications in the United States and Canada. On February 1, 2006, the Company entered into the Supplemental Takeda Agreement, which supplemented the responsibilities of both the Company and Takeda for the co-promotion of AMITIZA and clarified the responsibilities and funding arrangements for other marketing services to be performed by both parties. Payments to the Company under these agreements include a non-refundable upfront payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and product royalties. The provision in the Supplemental Takeda Agreement concerning the co-promotion reimbursement for the Company’s sales force expired in May 2011 and the reimbursement terms of the Takeda Agreement apply.

The Company has received a total of $150.0 million in upfront and development milestone payments through December 31, 2011 under these agreements. Subject to future development and commercial milestones, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreement, which are described in more detail below:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,			Accounts Receivable for the Year Ended December 31,	Amount Deferred at December 31,
(In thousands)	2011	Through 2009	2010	2011	2011 (1)	2011
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$2,375	$758	$147	$147	$-	$1,323

Research and development revenue:
Up-front payment - remainder	$17,624	$17,624	$-	$-	$-	$-
Development milestones	130,000	130,000	-	-	-	-
Reimbursement of research and development expenses	97,122	86,757	5,473	8,032	5,918	2,778
Total	$244,746	$234,381	$5,473	$8,032	$5,918	$2,778

Product royalty revenue	$177,836	$106,814	$40,300	$41,517	$10,795	$-

Co-promotion revenue	$25,206	$18,021	$4,417	$3,378	$610	$-

(1) Includes billed and unbilled accounts receivable.

Upon execution of the Takeda Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company relating to research and development revenue:

•	Upon receipt of the $20.0 million upfront payment, the Company deferred approximately $2.4 million to be recognized using the time-based model over the performance period of the participation in various joint committee meetings. The Company expects its participation on all committees to continue throughout the term of the Takeda Agreement. During each of the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $147,000 of this deferred amount as collaboration revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss). The related deferred revenue as of December 31, 2011 and 2010 was approximately $1.3 million and $1.5 million, respectively.
•	The Company granted Takeda an exclusive license of lubiprostone to co-develop, commercialize, and sell products for gastroenterology indications in the U.S. and Canada. There are no defined contractual cash flows within the Takeda Agreement for the grant of this license, but the Company did receive a non-refundable upfront payment of $20.0 million upon executing the Takeda Agreement. The license was granted to Takeda on October 29, 2004 and will expire when the Takeda Agreement expires or is terminated. After the commercial launch in 2006, Takeda has paid the Company pre-determined royalties on net revenues on a quarterly basis for the products sold by Takeda during the term of the Takeda Agreement. The level of royalties is tiered based on the net sales recognized by Takeda. The Company has recorded product royalty revenue of approximately $41.5 million, $40.3 million and $38.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. This revenue is recorded as product royalty revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss).
•	The Company has provided development work necessary for an NDA submission to the FDA for the treatment of CIC and IBS-C indications. Takeda funded the initial $30.0 million of development costs, the Company was obligated to fund the first $20.0 million in excess of the initial $30.0 million funded by Takeda and the two parties are to equally share any required development costs in excess of $50.0 million. Although there was no defined performance period for this development work, the period to perform the work would not exceed the term of the Takeda Agreement. In January 2006, the Company received approval for its NDA for AMITIZA to treat CIC and completed and submitted the supplemental NDA for IBS-C to the FDA in June 2007.

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

During 2006, the joint commercialization committee granted approval for the Company and Takeda to begin three new studies related to funding arrangements discussed in both the Takeda Agreement and the Supplemental Takeda Agreement. The following are the three additional deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, when the three studies were agreed upon:

•	The Company is obligated to perform studies in connection with changes to labeling for CIC. Takeda is obligated to fund 70.0% of the labeling studies and the Company is obligated to fund the remaining 30.0%. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement.
•	The Company is obligated to perform studies for the development of an additional indication for OBD. Takeda is obligated to fund all development work up to a maximum aggregate of $50.0 million for each additional indication and $20.0 million for each new formulation. If development costs exceed these amounts, Takeda and the Company shall equally share such excess costs. There is no defined performance period, but the performance period will not exceed the term of the Takeda Agreement. The Company decided to conduct one additional phase 3 efficacy study in order to submit a sNDA for the OBD indication. In February 2012, the Company announced that lubiprostone met the primary endpoint in a phase 3 clinical trial for the treatment of OBD in patients with chronic, non-cancer pain, excluding those taking methadone.
•	The Company is obligated to perform all development work necessary for phase 4 studies, for which Takeda is obligated to fund all development work. There is no defined performance period, but the performance period will not exceed the term of the Supplemental Agreement.

The Company has assessed these required deliverables to determine which deliverables are considered separate units of accounting. As a result of the Company and Takeda agreeing to perform and fund these studies simultaneously, the Company determined that there is no objective and reliable evidence to determine the fair value for each of the studies. Accordingly, the Company has combined these three required deliverables as a single unit of accounting. All cash payments from Takeda related to these three deliverables are deferred upon receipt and recognized over the estimated performance period to complete the three studies using the time-based model. During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $8.0 million, $5.5 million and $14.5 million related to these three deliverables as research and development revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively.

On February 1, 2006, the Company entered into the Supplemental Takeda Agreement, which amended the responsibilities of both the Company and Takeda for the co-promotion of AMITIZA and clarified the responsibilities and funding arrangements for other marketing services to be performed by both parties.

Upon execution of the Supplemental Takeda Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, under the Supplemental Takeda Agreement:

•	The Company is obligated to co-promote AMITIZA with Takeda by employing a sales force to supplement Takeda’s sales activities. Takeda is obligated to reimburse the Company a specified amount per day per sales force representative. In May 2011, the term of this reimbursement arrangement under the Supplemental Takeda Agreement ceased five years following the first date that the Company deployed sales representatives. The Company has recognized approximately $3.4 million, $4.4 million and $4.5 million of revenues for the years ended December 31, 2011, 2010 and 2009, respectively, reflecting these co-promotion reimbursements, which is recorded as co-promotion revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company views the deliverables under the Supplemental Takeda Agreement as economically independent of those in the Takeda Agreement.

The Company has assessed these required deliverables to determine which deliverables are considered separate units of accounting. The Company determined that its sales force and miscellaneous marketing activities are treated as separate units of accounting. The Company is recognizing the cost reimbursements received for these deliverables as co-promotion revenues when services are performed and the reimbursement payments are due under the Supplemental Takeda Agreement.

On September 8, 2011, we entered into a research and development collaboration with Numab AG, or Numab, of Wadenswil, Switzerland. Under the Loan Guarantee and Development Agreement with Numab, we will have access to Numab’s proprietary technology for the discovery of high-affinity antibodies against certain selected targets. We will have exclusive commercial rights to any biologic products successfully developed and commercialized in the course of the collaboration. We have agreed to provide Numab with up to CHF 5 million as collateral for a loan to Numab from a third party. We may name up to four targets against which Numab will use their technology to discover high-affinity antibodies and will develop these to an investigational new drug, or IND, -ready stage. Numab is eligible for payments based on an agreed rate for the number of full time employees assigned to the development project and discovery success-dependent fees. If a biologic is successfully developed, we may enter into a license arrangement with Numab in which they will be entitled to clinical development milestone payments and increasing tiered royalties on net sales. We will be responsible for clinical development and will retain all commercial rights to any resulting biologic product. Numab has commenced work on the Company’s first target.

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

Treasury Stock

On December 11, 2008, the Company announced a stock repurchase program under which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open-market transactions. On September 8, 2011, the Company’s Board of Directors authorized the repurchase of up to an aggregate of $2.0 million of the Company’s class A common stock out of the $10.0 million authorized by the Board of Directors on December 9, 2008. In 2011, the Company repurchased 186,987 shares of its class A common stock under this program at a cost of $700,042, these shares are not retired and are recorded at cost. The Company did not repurchase any of our equity securities in 2010 or 2009.

Stock Option Plan

On February 15, 2001, the Company adopted the 2001 Stock Incentive Plan, or the 2001 Incentive Plan, in order to provide common stock incentives to certain eligible employees, officers and directors, consultants and advisors of the Company. The Board of Directors administers the 2001 Incentive Plan and has sole discretion to grant options. On September 1, 2003, the Board of Directors amended the 2001 Incentive Plan to allow for a maximum of 8,500,000 shares of class A common stock to be issued under all awards, including incentive stock options under the 2001 Incentive Plan. In 2006, the Board of Directors determined no further options would be granted under this plan.

On June 5, 2006, the Company’s Board of Directors approved a 2006 Stock Incentive Plan, which has been amended and restated, or the 2006 Incentive Plan, and reserved 8,500,000 shares of class A common stock for issuance under that plan. At December 31, 2011, a total of 5,094,620 shares were available for future grants under the 2006 Incentive Plan. Option awards under the 2006 Incentive Plan are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant and they generally vest over four years and have ten-year contractual terms.

On October 18, 2007, the Company’s Board of Directors approved an amendment to the 2006 Incentive Plan. The 2006 Incentive Plan includes an “evergreen” provision by which the number of shares of the Company’s class A common stock available for issuance under the 2006 Incentive Plan increases automatically on the first day of each calendar year by a number equal to 5.0% of the aggregate number of shares of the Company’s class A common stock and class B common stock outstanding on such date, or such lesser number as the Board of Directors may determine. The 2006 Incentive Plan will provide that the number of shares of class A common stock included in each annual increase will be 500,000, or such lesser number as the Board of Directors may determine. The Board of Directors determined that the amount of the increase in the shares available for issuance under the 2006 Incentive Plan as of January 1, 2009, 2010, 2011 and 2012 pursuant to the “evergreen” provision, would be zero.

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

On May 2, 2011, the Board of Directors of the Company amended the previously approved annual stock option grants for its non-employee directors to an annual grant of 30,000 stock options on the date of each annual meeting of stockholders. Such grants would consist of 60.0% service based options and 40.0% market condition based options

A summary of the employee stock option activity for the year ended December 31, 2011 under the Company’s 2001 Incentive Plan is presented below.

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	345,100	$10.44
Options expired	(154,700)	10.99
Options outstanding, December 31, 2011	190,400	10.00	4.33	$-
Options exercisable, December 31, 2011	190,400	10.00	4.33	$-

A summary of the employee stock option activity for the year ended December 31, 2011 under the Company’s 2006 Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	1,201,650	$5.69
Options granted	2,572,860	4.32
Options exercised	(27,500)	3.85
Options forfeited	(229,481)	4.21
Options expired	(112,149)	5.60
Options outstanding, December 31, 2011	3,405,380	4.75	8.87	$-
Options exercisable, December 31, 2011	543,147	7.02	6.98	$-

During the year ended December 31, 2011, the Company made a grant of time-based and market condition options to all eligible employees and independent directors. The aggregate options totaled 2,572,860 shares of the Company’s class A common stock, consisting of 873,352 shares of time-based options and 1,699,508 shares of market condition options. The market condition options (a) vest in certain percentages based on the attainment of specific stock price targets over a 30-day trading period so long as the individual is in continuous service with the Company on each such date, (b) have an exercise price equal to the closing price of the Company's class A common stock on the Nasdaq Global Market on the date of grant, and (c) must vest within a term of four years from such date. These options must be exercised within a term of ten years from the date of grant. The percentages and target prices are: 40.0% at $8.00 per share, 40.0% at $12.00 per share and 20.0% at $16.00 per share. The Company determined that the market condition options should be classified as equity instruments, and selected, in accordance with GAAP, a lattice option-pricing model to estimate the fair value of those options. A lattice option-pricing model produces an estimated fair value of the option based on the assumed changes in the price of the underlying share over successive periods of time.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were $1.81, $2.05 and $2.73, respectively. The total intrinsic value of options exercised during the year ended December 31, 2011 was approximately $12,000. No options were exercised during the years ended December 31, 2010 and 2009. As of December 31, 2011, approximately $4.0 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 3.14 years. When an option is exercised, the Company issues a new share of class A common stock.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the 2001 Incentive Plan. As of December 31, 2011 and 2010, 450,000 options were outstanding and exercisable. These non-employee stock options vested immediately and have a weighted average exercise price per share of $5.85 and $5.85 and remaining contractual life of 3.33 and 4.33 years, respectively, as of both December 31, 2011 and 2010.

Employee Stock Purchase Plan

On June 5, 2006, the Company’s Board of Directors approved a 2006 Employee Stock Purchase Plan, or ESPP, and reserved 4,250,000 shares of class A common stock for issuance under the ESPP. As of December 31, 2011, the Board has approved 500,000 shares of class A common stock for the ESPP. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986. Under this plan, eligible employees may purchase common stock through payroll deductions of up to 10.0% of compensation during the plan period. The purchase price per share is 95.0% of market price at the end of each plan period, which is generally three months. A total of 3,363 and 4,187 shares of common stock were purchased under the ESPP during the years ended December 31, 2011 and 2010, respectively. The Company received approximately $13,000, $14,000 and $19,000 upon purchase of shares under the ESPP for the years ended December 31, 2011, 2010 and 2009, respectively.

Dividends

Amounts paid as dividends by SAG, prior to being acquired by the Company, together with the purchase consideration for acquiring SAG are recorded as dividends within the Consolidated Statement of Changes in Stockholders’ Equity.

15.	Income Taxes

Income (loss) before income taxes is as follows:

	Year Ending December 31,
	2011	2010	2009
U.S.	$(9,670)	$(3,819)	$11,514
Foreign	(12,244)	499	(1,653)
	$(21,914)	$(3,320)	$9,861

The provision (benefit) for income taxes consists of the following for the three years ended December 31:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Current tax provision (benefit):
U.S. Federal	$(597)	$(1,063)	$2,765
U.S. State	(194)	128	785
Foreign	550	469	1,521
Total current tax provision (benefit)	(241)	(466)	5,071

Deferred provision (benefit):
U.S. Federal	(1,369)	(44)	644
U.S. State	385	(56)	71
Foreign	(3,383)	1	(702)
Total deferred provision (benefit)	(4,367)	(99)	13

Total income tax provision (benefit)	$(4,608)	$(565)	$5,084

Deferred tax assets, net, consist of the following as of December 31:

	December 31,
	2011	2010
(In thousands)
Deferred tax assets:
Foreign net operating loss carryforwards	$5,638	$8,419
U.S. net operating loss carryforards	903	-
Deferred revenue	2,547	3,316
Accrued expenses	1,043	800
Tax benefits on stock options	1,960	1,883
Other	869	284
Gross deferred tax assets	12,960	14,702

Deferred tax liabilities:
Property and equipment	(339)	(518)
Intangibles	(30,918)	(144)
Accrued expenses	(3)	(1,013)
Other	(167)	(26)
Gross deferred tax liabilities	(31,427)	(1,701)
Less: valuation allowance	(4,467)	(9,658)
Net deferred tax assets	$(22,934)	$3,343

The net deferred tax asset as of December 31, 2011 and 2010 represents the amount the Company believes is more likely than not to be utilized.

 The provision (benefit) for income taxes vary from the income taxes provided based on the federal statutory rate as follows for the three years ended December 31:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Federal tax provision (benefit)	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	0.4%	3.7%	6.3%
General business credits	1.6%	18.5%	-1.4%
Changes in valuation allowance	-3.7%	-11.8%	27.7%
Nondeductible expenses	-6.4%	-13.7%	-3.3%
Changes in other tax matters	-4.9%	-13.6%	-11.7%
	21.0%	17.1%	51.6%

At December 31, 2011 and 2010, the Company had foreign net operating loss carry forwards, or NOLs, of $16.4 million and $24.0 million, respectively. Approximately $9.2 million of the foreign NOLs begin to expire in December 2015, and $7.2 million of the foreign NOLs do not expire. As of December 31, 2011 and 2010, the Company had U.S. net operating losses of $1.8 million and $0, respectively. These losses begin to expire in 2031. The U.S. had research and development credits of approximately $472,000 and $0, as of December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the Company had a valuation allowance on its deferred tax assets of $4.5 million and $9.6 million, respectively. The net decrease in the valuation allowance of $5.1 million was due primarily to the recognition of gain in local tax jurisdictions on the transfer of certain intellectual property to SAG as well as the release of the valuation allowance in certain jurisdictions that management believes the deferred tax assets are more likely than not to be utilized. Please refer to the income tax and deferred charge policy for further description of this intercompany transaction.

Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the remaining deferred tax assets could cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance is warranted. The valuation allowance at December 31, 2011 and 2010 relates to deferred tax assets in the foreign jurisdictions. The Company will continue to evaluate its valuation allowance position in each jurisdiction on a regular basis. To the extent the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset the Company’s future tax provision.

The Company has recorded a non-current income tax liability of approximately $1.5 million and $1.4 million, including interest for uncertain tax positions as of December 31, 2011 and 2010, respectively. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Consolidated Financial Statements. The liability for uncertain tax positions as of December 31, 2011 and 2010 mainly pertains to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at January 1	$1,245	$1,200	$913
Increases for tax positions taken during prior periods	22	3	83
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(71)	-	-
Increases for tax positions taken during current period	30	42	204
Balance at December 31	$1,226	$1,245	$1,200

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. During 2011, 2010 and 2009, the Company recorded approximately $69,000 $75,000 and $60,000, respectively, of interest related to uncertain tax positions. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within the next 12 months, except for recurring accruals on existing uncertain tax positions. In addition, future changes in the unrecognized tax benefits described above would not have a significant impact on the effective tax rate. Certain uncertain tax position may be subject to indemnification from the sellers of SAG should the Company ultimately be required to pay these amounts. To the extent that any such indemnifications are received in the future, such amount will be recorded as a capital contribution.

In 2009, the Company was under examination by the United States tax authorities for the years ended December 31, 2005, 2006 and 2007. In January 2010, the Company received official notice indicating that the examination of tax returns for 2005, 2006 and 2007 has closed and resulted in no change to the reported tax. Currently, tax years 2008, 2009, 2010 and 2011 remain open and subject to examination in the major tax jurisdictions in which tax returns are filed.

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

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2011
Research and development revenue	$8,033	$-	$1,216	$9,249
Product royalty revenue	41,517	-	-	41,517
Co-promotion revenue	3,378	-	-	3,378
Contract and collaboration revenue	565	-	52	617
Total revenues	53,493	-	1,268	54,761
Research and development expenses	24,058	4,354	5,085	33,497
Settlement for legal dispute	(11,100)	-	-	(11,100)
Depreciation and amortization	535	730	43	1,308
Other operating expenses	46,326	1,092	1,327	48,745
Income (loss) from operations	(6,582)	(5,920)	(5,187)	(17,689)
Interest income	240	6	3	249
Interest expense	-	(2,288)	(167)	(2,455)
Other non-operating expense, net	(42)	(1,884)	(93)	(2,019)
Income (loss) before income taxes	$(6,384)	$(10,086)	$(5,444)	$(21,914)
Capital expenditures	$145	$6,006	$133	$6,284

Year Ended December 31, 2010
Research and development revenue	$5,473	$-	$11,067	$16,540
Product royalty revenue	40,300	-	-	40,300
Co-promotion revenue	4,417	-	-	4,417
Contract and collaboration revenue	566	-	47	613
Total revenues	50,756	-	11,114	61,870
Research and development expenses	12,769	944	10,242	23,955
Depreciation and amortization	895	12	57	964
Other operating expenses	33,822	1,979	1,303	37,104
Income (loss) from operations	3,270	(2,935)	(488)	(153)
Interest income	596	3	9	608
Interest expense	-	(57)	(18)	(75)
Other non-operating expense, net	(46)	(3,216)	(438)	(3,700)
Income (loss) before income taxes	$3,820	$(6,205)	$(935)	$(3,320)
Capital expenditures	$298	$3	$32	$333

Year Ended December 31, 2009
Research and development revenue	$14,531	$-	$9,426	$23,957
Product royalty revenue	38,250	-	-	38,250
Co-promotion revenue	4,541	-	-	4,541
Contract and collaboration revenue	565	-	38	603
Total revenues	57,887	-	9,464	67,351
Research and development expenses	18,863	1,090	12,953	32,906
Depreciation and amortization	729	11	49	789
Other operating expenses	20,697	2,165	1,379	24,241
Income (loss) from operations	17,598	(3,266)	(4,917)	9,415
Interest income	953	4	8	965
Other non-operating expense, net	335	(1,036)	182	(519)
Income (loss) before income taxes	$18,886	$(4,298)	$(4,727)	$9,861
Capital expenditures	$3,291	$3	$116	$3,410

As of December 31, 2011
Property and equipment, net	$1,359	$16	$294	$1,669
Identifiable assets, net of intercompany loans and investments	$96,490	$47,925	$13,154	$157,569

As of December 31, 2010
Property and equipment, net	$1,750	$24	$251	$2,025
Identifiable assets, net of intercompany loans and investments	$102,096	$30,789	$16,388	$149,273

17.	Quarterly Financial Data (unaudited)

	2011 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$14,215	$14,372	$14,000	$12,174
Income (loss) from operations	$3,609	$(4,522)	$(7,615)	$(9,161)
Net income (loss)	$2,700	$(4,078)	$(9,019)	$(6,909)
Net income (loss) per share:
Basic	$0.06	$(0.10)	$(0.22)	$(0.17)
Diluted	$0.06	$(0.10)	$(0.22)	$(0.17)

	2010 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$12,351	$20,908	$13,775	$14,836
Income (loss) from operations	$(7,068)	$5,635	$(109)	$1,389
Net income (loss)	$(6,314)	$1,584	$(29)	$2,004
Net income (loss) per share:
Basic	$(0.15)	$0.04	$-	$0.05
Diluted	$(0.15)	$0.04	$-	$0.05

Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share information may not equal annual net income (loss) per share.

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning	Costs and				Balance at
(In thousands)	of Year	Expenses		Deductions		End of Year
Valuation allowance for deferred tax assets:
2009	$6,782	$1,802	(a)	$-		$8,584
2010	$8,584	$1,074	(a)	$-		$9,658
2011	$9,658	$932	(b)	$(6,123	)(b)	$4,467

(a)	In 2010 and 2009, the increase in valuation allowance is primarily associated with certain foreign net operating losses. This increase in the valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not likely to fully realize these deferred tax assets.

(b)	In 2011 the net decrease in the valuation allowance of $5.2 million was due primarily to the recognition of gains in local tax jurisdictions on the transfer of certain intellectual property to SAG as well as the partial release of valuation allowances in certain jurisdictions that management believes the deferred tax assets are more likely than not to be utilized.

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Reference

2.1	Agreement and Plan of Reorganization	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

2.2	Stock Purchase Agreement, dated December 23, 2010, by and among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à.r.l., and Sucampo Pharmaceuticals, Inc	Exhibit 2.1 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment	Exhibit 3.2 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company’s Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1^	Amended and Restated 2001 Stock Incentive Plan	Exhibit 10.1 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.2^	Amended and Restated 2006 Stock Incentive Plan	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)

10.3^	2006 Employee Stock Purchase Plan	Exhibit 10.3 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.4^	Form of Incentive Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.4 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.5^	Form of Nonstatutory Stock Option Agreement for 2006 Stock Incentive Plan	Exhibit 10.5 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.6^	Form of Restricted Stock Agreement for 2006 Stock Incentive Plan	Exhibit 10.6 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.7^	Non-employee Director Compensation Summary	Exhibit 10.7 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.8^	Employment Agreement, dated June 16, 2006, between the Company and Ryuji Ueno	Exhibit 10.9 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.9^	Form of Executive Employment Agreement	Exhibit 10.10 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.1	Indemnification Agreement, dated May 26, 2004, between the Company and Sachiko Kuno	Exhibit 10.11 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.11	Indemnification Agreement, dated May 26, 2004, between the Company and Ryuji Ueno	Exhibit 10.12 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.12	Indemnification Agreement, dated May 26, 2004, between the Company and Michael Jeffries	Exhibit 10.13 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.13	Indemnification Agreement, dated May 26, 2004, between the Company and Hidetoshi Mine	Exhibit 10.14 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.14	Form of Investor Rights Agreement	Exhibit 10.16 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.15	Lease Agreement, dated September 16, 1998, between the Company and Plaza West Limited Partnership, successor in interest to Trizechahn Plaza West Limited Partnership, as amended	Exhibit 10.17 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.16	Sublease Agreement, dated October 26, 2005, between the Company and First Potomac Realty Investment L.P.	Exhibit 10.18 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.17	Amended and Restated Patent Access Agreement, dated June 30, 2006, among the Company, Sucampo Pharma Europe Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.19 to Registration Statement No. 333-135133, Amendment No. 1 (filed August 11, 2006)

10.18*	Exclusive Manufacturing and Supply Agreement, dated June 23, 2004, between the Company and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.20 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.19*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.21 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.20*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.22 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.21*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.23 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.22*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	Exhibit 10.24 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.23*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.25 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.24*	Services Agreement, dated February 9, 2006, between the Company and Ventiv Commercial Services, LLC	Exhibit 10.26 to Registration Statement No. 333-135133, (filed June 19, 2006)

10.25	Indemnification Agreement, dated September 7, 2006, between the Company and Timothy Maudlin	Exhibit 10.27 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.26	Indemnification Agreement, dated September 7, 2006, between the Company and Sue Molina	Exhibit 10.28 to Registration Statement No. 333-135133, Amendment No. 2 (filed October 20, 2006)

10.27*	Exclusive Manufacturing and Supply Agreement, dated June 24, 2005, between Sucampo Pharma Europe Ltd. and R-Tech Ueno, Ltd., as amended on October 2, 2006	Exhibit 10.29 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.28*	SPI-8811 and SPI-017 Exclusive Clinical Manufacturing and Supply Agreement, dated October 4, 2006, between the Company and R-Tech Ueno, Ltd.	Exhibit 10.31 to Registration Statement No. 333-135133, Amendment No. 3 (filed October 25, 2006)

10.29	Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	Exhibit 10.29 to the Company’s Annual Report on Form 10-K (filed March 27, 2008)

10.30^	Amendment to Employment Agreement, dated November 20, 2006, between the Company and Ryuji Ueno	Exhibit 10.35 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.31	Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	Exhibit 10.36 to Registration Statement No. 333-135133, Amendment No. 6 (filed May 14, 2007)

10.32^	Employment Agreement, effective June 1, 2007, between the Company and Sachiko Kuno	Exhibit 10.37 to Registration Statement No. 333-135133, Amendment No. 8 (filed July 17, 2007)

10.34	Indemnification Agreement, dated October 18, 2007, between the Company and Anthony C. Celeste	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 14, 2007)

10.38^	Amendment, dated December 6, 2007, to Employment Agreement between the Company and Gayle Dolecek	Exhibit 10.4 to the Company’s Current Report on Form 8-K (filed December 14, 2007)

10.40^	Amendment, dated November 26, 2007, to Employment Agreement between the Company and Ryuji Ueno	Exhibit 10.6 to the Company’s Current Report on Form 8-K (filed December 14, 2007)

10.41	Credit Line Agreement, dated March 5, 2008, between the Company and UBS Bank USA	Exhibit 10.41 to the Company’s Current Report on Form 10-K (filed March 27, 2008)

10.42	Amended and Restated Patent Access Agreement, dated February 18, 2009, among the Company, Sucampo Pharma Europe, Ltd., Sucampo Pharma, Ltd. and Sucampo AG	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed February 19, 2009)

10.43*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd and Abbott Japan Co. Ltd.	Exhibit 10.43 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

II-3

10.44*	Exclusive Manufacturing and Supply Agreement, dated February 23, 2009, between Sucampo Pharma, Ltd and R-Tech Ueno, Ltd.	Exhibit 10.44 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

10.45	Indemnification Agreement by and between the Company and Andrew J. Ferrara	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 22, 2008)

10.46	Separation Agreement and General Release by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)

10.47	Consulting Agreement by and between the Company and Mariam E. Morris	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 28, 2008)

10.48*	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors	Exhibit 10.1 to the Company’s Current Report on Form 10-Q (filed November 6, 2009)

10.49	Special Agreement, dated November 22, 2010, between Sucampo Pharma, Ltd., Osaka, Japan, a wholly-owned subsidiary of the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd	Exhibit 10.49 to the Company’s Current Report on Form 10-K (filed March 8, 2011)

10.50	Agreement on Bank Overdrafts, dated November 18, 2010, between Sucampo Pharma, Ltd., Osaka, Japan, a wholly-owned subsidiary of the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd.	Exhibit 10.50 to the Company’s Current Report on Form 10-K (filed March 8, 2011)

10.51	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à r.l., as borrower, and Ryuji Ueno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.52	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Sachiko Kuno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	Exhibit 10.2 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.53	Non-Competition Agreement, dated as of December 23, 2010 by and among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à r.l., and Sucampo Pharmaceuticals, Inc	Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.54^	Separation Agreement and General Release, dated January 28, 2011, between the Company and Jan Smilek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.55^	Consulting Agreement, dated January 13, 2011, between the Company and Jan Smilek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.56	Form of Sucampo Pharmaceuticals, Inc. Duration and Performance-Based Stock Option Incentive Award	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 6, 2011)

10.57	Exclusive License for Development and Commercialization of Unoprostone dated March 22, 2011, between Sucampo Manufacturing & Research AG and R-Tech Ueno, Ltd.	Exhibit 10.3 to the Company's Current Report on Form 10-Q (filed May 10, 2011)

10.58*	Loan Guarantee and Development Agreement, dated September 8, 2011, between Numab AG and Sucampo AG	Included herewith

10.59	Form of Settlement and Mutual Release Agreement, dated October 26, 2011, between Sucampo Pharmaceuticals, Inc. and Covance Inc.	Exhibit 10.2 to the Company’s Current Report on Form 10-Q (filed November 9, 2011)

10.60	Employment Agreement, effective as of October 17, 2011, between the Company and Cary J. Claiborne	Included herewith

101.[INS]†	XBRL Instance Document	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

21	Subsidiaries of the Company	Exhibit 21 to the Company’s Current Report on Form 10-K (filed March 16, 2009)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

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

