Form 10-K/A
period 2011-12-31
Sucampo Pharmaceuticals, Inc.
filed 2012-05-01
CIK 1365216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on May 25, 2012, which Proxy Statement was filed with the Securities and Exchange Commission on April 9, 2012, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, initially filed with the Securities Exchange Commission on March 15, 2012 (the “Original Filing”), amends and restates the Signatures page of the Original Filing to identify the Company’s Principal Accounting Officer or Controller as required by General Instruction D(2)(a) of Form 10-K.  Andrew P. Smith, the Company’s Principal Accounting Officer, was fully involved with the preparation and filing of the Original Filing, but the Company inadvertently did not include his signature on the Signatures page.

Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

2

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

Signature	Title	Date

/s/ RYUJI UENO	Chief Executive Officer	March 15, 2012
Ryuji Ueno, M.D., Ph.D., Ph.D.	(Principal Executive Officer),
Chief Scientific Officer and Chairman

/s/ CARY J. CLAIBORNE	Chief Financial Officer	March 15, 2012
Cary J. Claiborne	(Principal Financial Officer)

/s/ ANDREW P. SMITH	Principal Accounting Officer	May 1, 2012
Andrew P. Smith	(Principal Accounting Officer)	Effective as of March 15, 2012

/s/ WILLIAM L. ASHTON	Director	March 15, 2012
William L. Ashton

/s/ ANTHONY C. CELESTE	Director	March 15, 2012
Anthony C. Celeste

/s/ GAYLE R. DOLECEK	Director	March 15, 2012
Gayle R. Dolecek, P.D.

/s/ DANIEL P. GETMAN	Director	March 15, 2012
Daniel P. Getman

/s/ SACHIKO KUNO	Director	March 15, 2012
Sachiko Kuno, Ph.D.

/s/ TIMOTHY I. MAUDLIN	Director	March 15, 2012
Timothy I. Maudlin

3

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

May 1, 2012	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

4