Form 10-Q
period 2012-03-31
Sucampo Pharmaceuticals, Inc.
filed 2012-05-10
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 4, 2012, there were 15,704,314 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of U.S. dollars, except share data)

	March 31,	December 31,
	2012	2011
ASSETS:
Current assets:
Cash and cash equivalents	$55,504	$50,662
Investments, current	19,666	24,452
Product royalties receivable	10,928	10,795
Unbilled accounts receivable	497	2,036
Accounts receivable, net	1,097	4,616
Prepaid and income taxes receivable	1,582	2,845
Deferred tax assets, current	118	163
Deferred charge, current	3,057	3,057
Restricted cash, current	15,113	15,113
Prepaid expenses and other current assets	1,799	1,177
Total current assets	109,361	114,916

Investments, non-current	-	998
Property and equipment, net	1,561	1,669
Intangibles assets, net	8,146	8,364
Deferred tax assets, non-current	1,698	2,089
Deferred charge, non-current	25,986	26,751
Restricted cash, non-current	2,216	2,129
Other assets	1,148	653
Total assets	$150,116	$157,569

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$5,638	$6,978
Accrued expenses	7,167	13,648
Deferred revenue, current	6,558	3,888
Deferred tax liability, current	2,811	2,167
Notes payable, current	19,700	20,400
Total current liabilities	41,874	47,081

Notes payable, non-current	39,777	39,227
Deferred revenue, non-current	6,887	7,045
Deferred tax liability, non-current	23,012	23,019
Other liabilities	2,649	2,603
Total liabilities	114,199	118,975

Commitments and contengencies (Notes 7 and 10)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at March 31, 2012 and December 31, 2011; 15,703,218 and 15,690,780 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively December 31, 2011, respectively	157	157
Class B common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2012 and December 31, 2011; 26,191,050 shares issued and outstanding at March 31, 2012 and December 31, 2011	262	262
Additional paid-in capital	60,803	59,957
Accumulated other comprehensive income	16,259	17,854
Treasury stock, at cost; 186,987 shares	(700)	(700)
Accumulated deficit	(40,864)	(38,936)
Total stockholders' equity	35,917	38,594
Total liabilities and stockholders' equity	$150,116	$157,569

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2012	2011

Revenues:
Research and development revenue	$2,585	$1,964
Product royalty revenue	10,928	9,118
Co-promotion revenue	766	938
Contract and collaboration revenue	167	154
Total revenues	14,446	12,174

Operating expenses:
Research and development	3,352	9,220
General and administrative	7,327	9,697
Selling and marketing	4,089	2,418
Total operating expenses	14,768	21,335

Loss from operations	(322)	(9,161)
Non-operating income (expense):
Interest income	20	70
Interest expense	(592)	(611)
Other income (expense), net	1,274	(135)
Total non-operating income (expense), net	702	(676)

Income (loss) before income taxes	380	(9,837)
Income tax benefit (provision)	(2,308)	2,928
Net loss	$(1,928)	$(6,909)

Net loss per share:
Basic net loss per share	$(0.05)	$(0.17)
Diluted net loss per share	$(0.05)	$(0.17)
Weighted average common shares outstanding - basic	41,702	41,851
Weighted average common shares outstanding - diluted	41,702	41,851

Comprehensive loss:
Net loss	$(1,928)	$(6,909)
Other comprehensive income (loss), net of tax effect:
Unrealized gain (loss) on investments	(3)	11
Foreign currency translation	(1,592)	437
Comprehensive loss	$(3,523)	$(6,461)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands of U.S. dollars, except share data)

						Accumulated
	Class A		Class B		Additional	Other				Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Equity
Balance at December 31, 2011	15,690,780	$157	26,191,050	$262	$59,957	$17,854	186,987	$(700)	$(38,936)	$38,594
Employee stock option expense	-	-	-	-	795	-	-	-	-	795
Stock issued upon exercise of stock options	11,500	-	-	-	44	-	-	-	-	44
Stock issued under employee stock purchase plan	938	-	-	-	7	-	-	-	-	7
Foreign currency translation	-	-	-	-	-	(1,592)	-	-	-	(1,592)
Unrealized gain on investments, net of tax effect	-	-	-	-	-	(3)	-	-	-	(3)
Net loss	-	-	-	-	-	-	-	-	(1,928)	(1,928)
Balance at March 31, 2012	15,703,218	$157	26,191,050	$262	$60,803	$16,259	186,987	$(700)	$(40,864)	$35,917

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,928)	$(6,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	350	249
Deferred tax provision	950	(12)
Deferred charge	764	-
Stock-based compensation	795	145
Amortization of premiums on investments	31	292
Notes payable paid-in-kind interest	550	570
Changes in operating assets and liabilities:
Accounts receivable	3,518	108
Unbilled accounts receivable	1,539	(1,482)
Product royalties receivable	(133)	1,398
Inventory	2	-
Prepaid and income taxes receivable and payable, net	1,267	(2,893)
Accounts payable	(1,322)	(1,065)
Accrued expenses	(3,468)	3,902
Deferred revenue	2,538	(640)
Other assets and liabilities, net	(646)	290
Net cash provided by (used in) operating activities	4,807	(6,047)

Cash flows from investing activities:
Purchases of investments	-	(8,790)
Proceeds from sales of investments	750	1,248
Maturities of investments	5,000	15,335
Purchases of property and equipment	(40)	(133)
Purchases of intangible assets	(3,000)	(3,000)
Purchase of other investing activities	(432)	-
Net cash provided by investing activities	2,278	4,660

Cash flows from financing activities:
Issuance of notes receivable	-	-
Proceeds from exercise of stock options	44	-
Proceeds from employee stock purchase plan	7	3
Net cash provided by financing activities	51	3

Effect of exchange rates on cash and cash equivalents	(2,294)	499

Net increase (decrease) in cash and cash equivalents	4,842	(885)
Cash and cash equivalents at beginning of period	50,662	49,243
Cash and cash equivalents at end of period	$55,504	$48,358

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets included in accrued expenses	$-	$3,000
Purchase of other investing activities	$2	$-

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

The therapeutic potential of prostones was first identified by one of the Company’s founders, Dr. Ryuji Ueno. The Company’s lead compounds primarily act on ClC-2 chloride and BK potassium ion channels. ClC-2 channel activators restore and repair tight junctions, maintain chloride homeostasis and increase fluid transmission across membranes and tissue barriers. BK channel activators are neuroprotective via hyperpolarization of excitable membranes, counteract endothelin-1 induced vasoconstriction, relax vascular smooth muscle cells, increase microvascular circulation, stabilize the mitochondrial membrane and decrease stress induced cell death. Both ClC-2 and BK channel activators have anti-inflammatory properties. Prostones offer a wide-ranging therapeutic potential, particularly for age-related diseases. The Company is focused on developing prostones to treat gastrointestinal, ophthalmologic, central nervous system or CNS, vascular and respiratory diseases as well as other potential therapeutic applications.

The Company generates revenue mainly from product royalties, development milestone payments, and clinical development activities. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities and as the Company seeks regulatory approvals for additional indications for AMITIZA® (lubiprostone), RESCULA® (unoprostone isopropyl) and other compounds on an international basis.

To date, two prostone products have received marketing approval, AMITIZA and RESCULA. A third prostone, cobiprostone, has been studied in phase II trials in humans. The Company filed an orphan drug application for cobiprostone for oral mucositis and expects a response from the U.S. Food and Drug Administration, or FDA, in the second quarter of 2012. Two additional prostones, SPI 017 and SPI 3608, have also been developed for human testing.

AMITIZA is being marketed and developed in the U.S. for gastrointestinal indications under the October 2004 collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda Agreement. The Company is primarily responsible for clinical development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of chronic idiopathic constipation, or CIC, in April 2006 and for the treatment of irritable bowel syndrome with constipation in May 2008. AMITIZA is currently being developed for the treatment of opioid bowel dysfunction, or OBD or opioid-induced constipation, or OIC. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there.

The Company initiated arbitration proceedings with the International Court of Arbitration, International Chamber of Commerce, or ICC, against Takeda in 2010 claiming that, among other things, Takeda was not using its best efforts to market, promote and sell as well as maximize net sales revenue of AMITIZA. The Company is seeking damages including the termination of the Takeda Agreement and Supplemental Takeda Agreement. The ICC has notified the Company that the date on which it renders its decision has been extended from April 30, 2012 to May 31, 2012 though the decision may not be issued on that date.

In Japan, lubiprostone is being developed and marketed under a license, commercialization and supply agreement with Abbott Japan Co. Ltd., or Abbott, for lubiprostone in Japan, or the Abbott Agreement. The Company has filed a new drug application, or a NDA, for AMITIZA for the treatment of CIC in Japan with the Pharmaceuticals and Medical Devices Agency, or PMDA. The Company has had final labeling discussions with the PMDA and anticipates a decision by the end of the second quarter of 2012. Thereafter, the Company would engage in pricing negotiations with the Ministry of Health, Labor and Welfare, or MHLW and expect those negotiations to conclude in the third quarter of 2012. In that event, the Company anticipates a launch by Abbott in the fourth quarter of 2012. The Company continues to negotiate with third parties for the OBD indication, and Abbott will have 45 days to meet the terms and conditions of any third party bona fide offer.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In Europe, the Company started to market AMITIZA, on a limited basis, in Switzerland in February 2012 while the Company continues discussions with the Swiss Federal Office of Public Health for pricing approval. In the UK, the Company expects a decision in the third quarter of 2012 by the Medicines and Healthcare products Regulatory Agency, or MHRA, for approval of AMITIZA to treat CIC. In the meantime AMITIZA is being made available through a Named Patient Program throughout the E.U., Iceland and Norway. The Company continues to evaluate the opportunities in the E.U.

The Company holds license agreements for RESCULA in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. In the U.S., the Company’s discussions with the FDA under the sNDA have resulted in a FDA complete response letter that made improvements to the label. These improvements include removal of second line therapy language to enable first line use, removal of the prostaglandin description, and additions to the mechanism of action section. However the Company will continue to seek further revisions to the label to more accurately reflect current scientific understanding through the FDA’s administrative appeal process. The Company anticipates agreement on the final RESCULA label during the third quarter of this year. The Company plans to re-launch RESCULA in the U.S. for its approved indication after the resolution of the appeal. The Company is also evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl. The Company is evaluating conducting a phase 2a clinical trial possibly to commence in 2012 of unoprostone isopropyl for the indication of dry age-related macular degeneration, or dry AMD. If this study is successful, there would be a need to complete further studies that may take several years before commercialization.

In other areas of development, the Company entered into agreements in 2011 with CuroNZ of New Zealand, which will augment the Company’s ophthalmic development opportunities, and Numab AG, or Numab of Switzerland, to obtain access to their proprietary technology for the discovery of high-affinity antibodies against certain selected targets.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2012. The financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Restricted Cash

Restricted cash consists of approximately $17.3 million and $17.2 million at March 31, 2012 and December 31, 2011, respectively. Restricted cash represents cash required to be deposited with certain financial institutions in connection with the Sucampo Pharma, Ltd., or SPL, loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Numab’s loan agreement with Zurcher Kantonalbank and operating leases.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Current and Non-current Investments

Current and non-current investments consist primarily of U.S. government agencies securities, corporate bonds, mutual funds and variable rate demand notes. The Company classifies its investments into current and non-current based on their maturities and management’s reasonable expectation to realize these investments in cash. The Company classifies all of its investments as available for sale securities and reports unrealized gains or losses, net of related tax effects, in other comprehensive income.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses, approximate their fair values based on their short maturities, independent valuations or internal assessments. The carrying amount of the short and long-term debt at March 31, 2012 and December 31, 2011 approximated its fair value due to the fact that the interest rates are determined based by reference to interbank rates. The Company’s debt measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements as discussed in Note 4 below, as of March 31, 2012 are Level 2.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable represent mainly amounts due under the Takeda and the Abbott Agreements. Unbilled accounts receivable represent the research and development expenses that are reimbursable by Takeda but have not been billed to Takeda as of the balance sheet date. No allowance for uncollectible accounts was recorded in 2012 or 2011.

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

Royalty revenues are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met.

Collaboration revenues relate to reimbursements of co-promotion costs based upon a rate per detail and reimbursements of the costs of miscellaneous marketing activities.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Contract Revenue

Contract revenue relates to development and consulting activities and is accounted for under the time-based model.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of March 31, 2012 and December 31, 2011, approximately $12.8 million, or 13.8%, and $15.6 million, or 16.7%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

Revenues from one unrelated party, Takeda, accounted for 98.3% and 94.8%, of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 99.8% and 100.0% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at March 31, 2012 and December 31, 2011, respectively. Revenues from another unrelated party, Abbott, accounted for 1.0% and 4.3% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted.

The Company has an exclusive supply arrangement with R-Tech Ueno Ltd, or R-Tech, to provide it with commercial and clinical supplies of its product and product candidates. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations.

Recent Accounting Pronouncements

In June 2011, the Finance Accounting Standards Board, or FASB, issued a standards update on Comprehensive Income Topic 220 to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence GAAP and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has opted to present a single continuous statement of comprehensive income.

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

The computation of net income (loss) per share for the three months ended March 31, 2012 and 2011 is shown below:

	Three Months Ended March 31,
(In thousands of U.S. dollars, except per share data)	2012	2011
Basic net income (loss) per share:
Net income (loss)	$(1,928)	$(6,909)

Weighted average class A and B common shares outstanding	41,702	41,851

Basic net income (loss) per share	$(0.05)	$(0.17)

Diluted net income (loss) per share:
Net income (loss)	$(1,928)	$(6,909)

Weighted average class A and B common shares outstanding for diluted net income per share	41,702	41,851

Diluted net income (loss) per share	$(0.05)	$(0.17)

For the periods listed above, there were no potentially diluted securities to be used in the calculations of diluted historical net loss per share as of March 31, 2012 and 2011.

For the periods listed above, the following securities were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive as of March 31, 2012 and 2011 are shown below:

	March 31,
(In thousands of U.S. dollars)	2012	2011
Employee stock options	3,654	1,528
Non-employee stock options	450	450

4. Current and Non-Current Investments

At March 31, 2012 and December 31, 2011, current and non-current available-for-sale investments consisted of the following securities:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	March 31, 2012
		Unrealized	Unrealized
(In thousands of U.S. dollars)	Cost	Gains	Losses	Fair Value
Current:
U.S. commercial paper	$1,999	$1	$-	$2,000
U.S. government securities	3,250	-	-	3,250
Corporate bonds	4,219	2	-	4,221
Municipal Securities	10,195	-	-	10,195
Total	$19,663	$3	$-	$19,666

Non-current:
U.S. government securities	$-	$-	$-	$-
Total	$-	$-	$-	$-

	December 31, 2011
		Unrealized	Unrealized
(In thousands of U.S. dollars)	Cost	Gains	Losses	Fair Value
Current:
U.S. commercial paper	$1,997	$3	$-	$2,000
U.S. government securities	3,250	-	-	3,250
Corporate bonds	7,002	8	(3)	7,007
Variable rate demand notes	12,195	-	-	12,195
Total	$24,444	$11	$(3)	$24,452

Non-current:
U.S. government securities	$1,000	$-	$(2)	$998
Total	$1,000	$-	$(2)	$998

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

The Company’s assets measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, as of March 31, 2012 and December 31, 2011 are as follows:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Fair Value Measurements at Reporting Date Using
March 31, 2012	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of U.S. dollars)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$3,250	$-	$3,250
U.S. commercial paper	-	3,500	-	3,500
Corporate bonds	-	4,221	-	4,221
Money market funds	10,152	-	-	10,152
Municipal Securities	-	10,195	-	10,195
Total assets measured at fair value	$10,152	$21,166	$-	$31,318

	Fair Value Measurements at Reporting Date Using
December 31, 2011	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of U.S. dollars)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$4,248	$-	$4,248
U.S. commercial paper	-	2,000	-	2,000
Corporate bonds	-	7,007	-	7,007
Money market funds	12,885	-	-	12,885
Variable rate demand notes	-	12,195	-	12,195
Total assets measured at fair value	$12,885	$25,450	$-	$38,335

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5. Intangible Assets

In April 2009, the Company entered into an agreement with R-Tech, or the 2009 R-Tech Agreement, to acquire all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the U.S. and Canada. Although RESCULA eye drops have been approved by the FDA since 2000, RESCULA is not currently marketed in the U.S. or Canada. In October 2012, the Company plans to re-launch RESCULA in the U.S. for its approved indication after the resolution of appeal within the FDA regarding revisions to the mechanism of action section of the label.

Under the terms of the 2009 R-Tech Agreement, the Company made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the re-launch of RESCULA for the treatment of glaucoma which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of December 31, 2011, both of which are reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The cost is amortized over the 10-year life of the 2009 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was $85,000 for the three months ended March 31, 2012 and 2011. The annual amortization expense will be approximately $341,000 through April 2019.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

On March 22, 2011, the Company entered into a license agreement with R-Tech for unoprostone isopropyl, or the 2011 R-Tech Agreement, expanding the Company’s development and commercialization rights as well as its territories beyond their previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. We are now evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl. The Company plans to re-launch unoprostone isopropyl in these territories subsequent to these events.

The Company has made payments to R-Tech of $6.0 million, including $3.0 million in the quarter ending March 2012, which is reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets, and may be required to pay up to $100.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. Sucampo AG, or SAG, will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the license agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was $126,000 for the three months ended March 31, 2012. The annual amortization expense will be approximately $613,000 through March 2021.

6. Accrued Expenses

Accrued expenses consist of the following as of:

	March 31,	December 31,
(In thousands of U.S. dollars)	2012	2011
Research and development costs	$2,544	$5,622
Employee compensation	1,458	1,607
Selling and marketing costs	354	76
Legal service fees	917	1,955
RESCULA milestones	500	3,500
Other accrued expenses	1,394	888
Total	$7,167	$13,648

7. Commitments

Operating Leases

The Company leases office space in the U.S., Switzerland, Japan and U.K., under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, are as follows as of March 31, 2012:

(In thousands of U.S. dollars)
2012	$1,231
2013	1,102
2014	1,024
2015	1,052
2016	1,084
2017 and thereafter	139
Total	$5,632

Rent expense for all operating leases was approximately $400,000 and $366,000 for the three months ended March 31, 2012 and 2011, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organization to oversee clinical research and development studies provided on an outsourced basis and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs through 2013 under these agreements as of March 31, 2012 were approximately $6.1 million.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

8. Related Party Transactions

R-Tech Ueno, Ltd.

In addition to the unoprostone isopropyl agreements described in Note 5 above, the Company is a party to other development and exclusive supply agreements with R-Tech covering various compounds and territories. The Company’s founders, Drs. Ryuji Ueno and Sachiko Kuno, directly or indirectly, own a majority of the stock of R-Tech.

The Company recorded the following expenses under its agreements with R-Tech for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In thousands of U.S. dollars)	2012	2011
Clinical supplies	$16	$-
Other research and development services	304	3
Commercial supplies	135	123
	$455	$126

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(In thousands of U.S. dollars)	2012	2011
Deferred revenue, current	$433	$433
Deferred revenue, non-current	4,998	5,063
	$5,431	$5,496

The Company recognized approximately $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended March 31, 2012 and 2011, which was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or Numab Agreement, with Numab. Numab is considered a related party as a result of an ownership interest by one of the Company’s executive officers. Under the terms of the Numab Agreement, the Company will provide Numab with up to CHF 5.0 million as collateral and will serve as guarantor for a loan to Numab from a third party. The Company may name up to four targets against which Numab will use their proprietary technology to discover high-affinity antibodies and to develop these to an investigational new drug ready stage. Numab is eligible for full time equivalent based payments and discovery success dependent fees. Any success dependent fees will result in a corresponding reduction in the amount of the available guarantee. Should Numab default its loan obligations, the collateral may be called upon to meet Numab’s obligation under its loan agreement. If a biologic is successfully developed, Numab and the Company may enter into a license arrangement in which Numab will be entitled to clinical development milestone payments and increasing tiered royalties on net sales. The Company will be responsible for clinical development and will retain all commercial rights to any resulting biologic product.

In February 2012, the Company entered into a Master Lease Agreement, or Lease Agreement, with Numab whereby the maximum collateral of CHF 5.0 million is reduced by the purchase cost of any equipment leased to Numab. As at March 31, 2012, equipment with a purchase cost of CHF 394,000 was leased to Numab thus reducing the maximum collateral and loan guarantee to CHF 4.6 million. Monthly rental payments are received under the terms of the lease.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

9. Notes Payable

In November 2010, SPL entered into a ¥1,000,000,000, approximating $12.0 million as of the closing date, secured term loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, or the Bank. The loan agreement provides for the extension of credit for the period of one year that can be renewed annually upon the agreement of the Company, SPL and the Bank. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, plus 1% and is reset quarterly. The interest rate for the first three months of 2012 was 1.33%. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $12.2 million and $12.9 million as of March 31, 2012 and December 31, 2011. In connection with the loan agreement, the Company and the Bank executed a guarantee agreement which provides a full guarantee by the Company on behalf of SPL’s obligation to the Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Bank and the deposit bears annual interest of 0.4%, which is recorded as restricted cash, current in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

Subordinated Unsecured Promissory Notes

In connection with the acquisition of SAG and its wholly owned subsidiary SAG-J in December 2010, Ambrent Investments S.à r.l., or Ambrent, issued a subordinated unsecured promissory note, or notes, to each of the Ueno Trust and Kuno Trust, each a related party. Each of the notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the notes is equal to the per annum rate of interest determined on the basis of the sum of London Interbank Offered Rate, plus 4.0%, and is reset every six months on December 1st and June 1st of each year. The interest rate beginning December 1, 2011 is 4.7%.

The notes provide for a semi-annual payment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that, until December 1, 2012 all accrued and unpaid interest will not be paid in cash but instead added to the principal balance of the notes. Ambrent made one principal payment on December 1, 2011 and is scheduled to make the next principal payment on December 1, 2012. For the three months ended March 31, 2012, approximately $550,000 of interest expense was added to the principal balance of the notes as paid-in-kind.

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

Notes payable consist of the following as of March 31, 2012 and December 30, 2011:

	March 31,	December 31,
(In thousands of U.S. dollars)	2012	2011
Loan agreement, The Bank of Tokyo-Mitsubishi UFJ, Ltd	$12,200	$12,900
Promissory notes, Sellers of SAG	47,277	46,727
	$59,477	$59,627

Notes payable, current	$19,700	$20,400
Notes payable, non-current	39,777	39,227
	$59,477	$59,627

The aggregated scheduled maturities of notes payable were as follows as of March 31, 2012:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

March 31,
(In thousands of U.S. dollars)	2012
Due in one year	$19,700
Due in two years	8,466
Due in three years	8,639
Due in four years	8,820
Due in five years	9,010
Thereafter	4,842
Total	$59,477

10. Collaboration and License Agreements

Abbott Agreement

In February 2009, the Company entered into the Abbott Agreement to develop and commercialize lubiprostone for the treatment of CIC in Japan. Additionally, the Abbott Agreement grants Abbott the right to a limited period of time of exclusive negotiation to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Under the terms of the Abbott Agreement, payments to the Company include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.

To date, the Company has received a total of $22.5 million in upfront and development milestone payments under this agreement, including a $5.0 million development milestone payment, received in October 2010, for the submission of a marketing application to the PMDA for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC in Japanese adults, as well as $10.0 million and $7.5 million in upfront and development milestone payments, respectively, in 2009. Under the Abbott Agreement the Company could receive additional milestone payments based on achieving other specified development and commercialization goals, including $15.0 million due on the first commercial sale in Japan, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreement for the three months ended March 31, 2012:

	Amount Deferred at December 31,	Cash Received for the Three Months Ended March 31,	Revenue Recognized for the Three Months Ended March 31,	Foreign Currency Effects for the Three Months Ended March 31,	Amount Deferred at March 31,
(In thousands of U.S. dollars)	2011	2012	2012	2012	2012
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$860	$-	$13	$(46)	$801

Research and development revenue:
Up-front payment	$203	$-	$44	$(9)	$150
Development milestone payment	273	-	59	(12)	$202
Total	$476	$-	$103	$(21)	$352

Takeda commercialization and license agreement

The Company has received a total of $150.0 million in upfront and development milestone payments through March 31, 2012 under the Takeda Agreement. Subject to future development and commercial milestones, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the three months ended March 31, 2012:

	Amount Deferred at December 31,	Cash Received for the Three Months Ended March 31,	Revenue Recognized for the Three Months Ended March 31,	Change in Accounts Receivable for the Three Months Ended March 31,	Amount Deferred at March 31,
(In thousands of U.S. dollars)	2011	2012	2012	2012*	2012
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$1,323	$-	$37	$-	$1,286

Research and development revenue:
Reimbursement of research and development expenses	$2,778	$8,347	$2,479	$(3,071)	$5,575

Product royalty revenue	$-	$10,796	$10,928	$132	$-

Co-promotion revenue	$-	$427	$766	$339	$-

*	Includes billed and unbilled accounts receivable.

11. Stock Option Plans

The following table summarizes the employee stock option activity for the three months ended March 31, 2012 under the Company’s 2001 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	190,400	$10.00
Options expired	(34,000)	10.00
Options outstanding, March 31, 2012	156,400	10.00	4.08	$-
Options exercisable, March 31, 2012	156,400	10.00	4.08	$-

The following table summarizes the employee stock option activity for the three months ended March 31, 2012 under the Company’s Amended and Restated 2006 Stock Incentive Plan:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	3,405,380	$4.75
Options granted	119,960	6.69
Options expired	(16,280)	9.11
Options exercised	(11,500)	3.83
Options outstanding, March 31, 2012	3,497,560	4.80	8.67	$9,256
Options exercisable, March 31, 2012	625,117	6.52	7.02	$625

The weighted average grant date fair value of options awarded during the three months ended March 31, 2012 and the year ended December 31, 2011 was $3.87 and $1.81, respectively. As of March 31, 2012, approximately $4.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.46 years.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the Company’s 2001 Incentive Plan. As of March 31, 2012 and December 31, 2011, 450,000 of these options were outstanding and exercisable. These non-employee stock options vested immediately and have a weighted average exercise price per share of $5.85 and $5.85, respectively, and remaining contractual life of 3.08 and 3.33 years, respectively, as of March 31, 2012 and December 31, 2011. As of March 31, 2012, these non-employee stock options have an aggregate intrinsic value of $720 and $720 for options outstanding and exercisable, respectively.

The Company recorded an of out-of-period adjustment amounting to $213,000 of stock-based compensation expense during the period. The Company concluded that this adjustment is immaterial to the March 31, 2012 financial statements.

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, or ESPP, a total of 938 and 765 shares of class A common stock were purchased during the three months ended March 31, 2012 and 2011, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company received $6,639 and $3,052 upon purchase of shares under the ESPP for the three months ended March 31, 2012 and 2011, respectively.

12. Income Taxes

For the three months ended March 31, 2012 and 2011, the Company recorded a tax provision of $2.3 million and a tax benefit of $2.9 million, respectively. The tax provision for the three months ended March 31, 2012 primarily pertained to taxable income generated by the Company’s U.S. and Japanese subsidiaries. The tax benefit for the three months ended March 31, 2011 primarily pertained to the taxable loss generated by the Company’s U.S. subsidiary.

The Company has estimated its annual effective tax rate for the full fiscal year 2012 and 2011 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods.

Uncertain Tax Positions

The Company applies the FASB’s guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.

The Company had an outstanding non-current income tax liability of approximately $1.6 million, including interest, for uncertain tax positions as of March 31, 2012. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements, and is reflected in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of March 31, 2012 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands of U.S. dollars)	Americas	Europe	Asia	Consolidated
Three Months Ended March 31, 2012
Research and development revenue	$2,479	$3	$103	$2,585
Product royalty revenue	10,928	-	-	10,928
Co-promotion revenue	766	-	-	766
Contract and collaboration revenue	141	13	13	167
Total revenues	14,314	16	116	14,446
Research and development expenses	822	1,517	1,013	3,352
Depreciation and amortization	120	220	10	350
Other operating expenses	10,053	716	297	11,066
Loss from operations	3,319	(2,437)	(1,204)	(322)
Interest income	18	2	-	20
Interest expense	-	(550)	(42)	(592)
Other non-operating income (expense), net	75	190	1,009	1,274
Loss before income taxes	$3,412	$(2,795)	$(237)	$380
Capital expenditures	$40	$-	$-	$40

Three Months Ended March 31, 2011
Research and development revenue	$1,448	$-	$516	$1,964
Product royalty revenue	9,118	-	-	9,118
Co-promotion revenue	938	-	-	938
Contract and collaboration revenue	141	-	13	154
Total revenues	11,645	-	529	12,174
Research and development expenses	7,326	527	1,367	9,220
Depreciation and amortization	227	5	17	249
Other operating expenses	11,275	304	287	11,866
Income (loss) from operations	(7,183)	(836)	(1,142)	(9,161)
Interest income	69	1	-	70
Interest expense	-	(570)	(41)	(611)
Other non-operating income (expense), net	(4)	(199)	68	(135)
Income (loss) before income taxes	$(7,118)	$(1,604)	$(1,115)	$(9,837)
Capital expenditures	$42	$6,000	$91	$6,133

As of March 31, 2012
Property and equipment, net	$1,279	$13	$269	$1,561
Identifiable assets, net of intercompany loans and investments	$118,011	$19,168	$12,937	$150,116

As of December 31, 2011
Property and equipment, net	$1,359	$16	$294	$1,669
Identifiable assets, net of intercompany loans and investments	$96,490	$47,925	$13,154	$157,569

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the SEC on March 15, 2012. You should also read the following discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Overview

We are a global pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones and other novel drug technologies. Prostones are a class of fatty acid compounds that occur naturally in the human body as a result of the enzymatic catalysis by 15-Prostaglandin Dehydrogenase (15-PGDH) of eicosanoids, like prostaglandins, and other docosanoid molecules specifically synthesized with 15 position keto groups.

The therapeutic potential of prostones was first identified by one of our founders, Dr. Ryuji Ueno. Our lead compounds primarily act on ClC-2 chloride and BK potassium ion channels. ClC-2 channel activators restore and repair tight junctions, maintain chloride homeostasis and increase fluid transmission across membranes and tissue barriers. BK channel activators are neuroprotective via hyperpolarization of excitable membranes, counteract endothelin-1 induced vasoconstriction, relax vascular smooth muscle cells, increase microvascular circulation, stabilize the mitochondrial membrane and decrease stress induced cell death. Both ClC-2 and BK channel activators have anti-inflammatory properties. Prostones offer a wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostones to treat gastrointestinal, ophthalmologic, central nervous system, or CNS, vascular and respiratory diseases as well as other potential therapeutic applications.

We generate revenue mainly from product royalties, development milestone payments, and clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue research and development activities and as we seek regulatory approvals for additional indications globally for AMITIZA and RESCULA and other compounds on an international basis.

To date, two prostone products have received marketing approval, AMITIZA and RESCULA. A third prostone, cobiprostone, has been studied in phase II trials in humans. We have filed an orphan drug application for cobiprostone for oral mucositis and we expect a response from the FDA, in the second quarter of 2012. Two other prostones, SPI 017 and SPI 3608, have also been developed for human testing.

AMITIZA is being marketed and developed in the U.S. for gastrointestinal indications under the Takeda Agreement. We are primarily responsible for clinical development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA. We and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of chronic idiopathic constipation, or CIC, in April 2006 and for the treatment of irritable bowel syndrome with constipation in May 2008. AMITIZA is currently being developed for the treatment of opioid bowel dysfunction, or OBD or opioid-induced constipation. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there.

We await the outcome of the arbitration hearing before the International Chamber of Commerce, or ICC, on our claims against Takeda for failure to use its best efforts to promote, market and sell as well as maximize net sales revenue of AMITIZA under the Takeda Agreement. The arbitration proceeding concluded on December 20, 2011. The ICC has notified us that the date on which it renders its decision has been extended from April 30, 2012 to May 31, 2012 though the decision may not be issued on that date.

In Japan, lubiprostone is being developed under the Abbott Agreement for the CIC indication for lubiprostone in Japan. We have filed a NDA for AMITIZA for the treatment of CIC in Japan with PMDA. We anticipate a decision by the PMDA and the conclusion of pricing negotiations with MHLW in 2012. We continue to negotiate with third parties for development and commercialization rights to the OBD indication, and Abbott will have 45 days to meet the terms and conditions of any third party bona fide offer.

In Europe we have started to market AMITIZA, on a limited basis, in Switzerland in February 2012 while we continue discussions with the Swiss Federal Office of Public Health for pricing approval. In the U.K., we expect a decision in the third quarter of 2012 by MHRA for approval of AMITIZA to treat CIC. In the meantime AMITIZA is being made available through a Named Patient Program in the EU, Iceland and Norway. We continue to evaluate the opportunities in the E.U.

We hold license agreements for RESCULA, in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. In the U.S., our discussions with the FDA under the sNDA have resulted in a FDA complete response letter that recommended improvements to the label. These improvements include removal of second line therapy language to enable first line use, removal of the prostaglandin description, and inclusion of BK potassium channel and ClC-2 chloride channel activator to the mechanism of action section. However we will continue to seek further revisions to the label to more accurately reflect current scientific understanding through the FDA’s administrative appeal process. We anticipate agreement on the final RESCULA label during the third quarter of this year. We plan to re-launch RESCULA in the U.S. for its approved indication after resolution of the appeal. We are also evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl. We are evaluating conducting a phase 2a clinical trial in possibly to commence 2012 of unoprostone isopropyl for the indication of dry age-related macular degeneration, or dry AMD. If this study is successful, there would be a need for further studies to be completed that may take several years before commercialization.

Our operations are conducted through subsidiaries based in Japan, the United States, Switzerland, the United Kingdom and Luxembourg. Our reportable geographic segments are Asia, the Americas and Europe and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the development status of these subsidiaries. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

Drs. Ryuji Ueno and Sachiko Kuno, together, directly or indirectly, own a majority of the stock of R-Tech. Drs. Ueno and Kuno also are our controlling stockholders and are married to each other. Dr. Ueno is our Chief Executive Officer and Chairman of the board of directors. Dr. Kuno is a member of our board of directors and our executive advisor on international business development.

Our Clinical Development Programs

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA in the United States and Canada

We currently are pursuing development of a third gastrointestinal indication of AMITIZA for the treatment of OBD or OIC, in patients with chronic non-cancer pain, a constipation-related gastrointestinal indication. We will submit a sNDA, for the OBD or OIC indication in the second quarter of 2012.

AMITIZA in Japan

In September 2010, we submitted a NDA, in Japan with PMDA for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC. We have had the final label meetings with PMDA and anticipate a decision by the MHLW on the NDA by the end of the second quarter of 2012.

AMITIZA in other territories

In Europe, we have submitted a filing for approval of AMITIZA to treat CIC in the U.K, responded to questions from the MHRA and expect a decision in the third quarter of 2012. If we receive approval in the U.K., we will seek approval in other European countries following the mutual recognition procedure. We will also seek approval this year for OBD or OIC in European countries.

RESCULA

Under our 2009 R-Tech Agreement and 2011 R-Tech Agreement, we hold the exclusive rights to commercialize and develop RESCULA worldwide except for Japan, Korea, Taiwan and the People’s Republic of China for its approved indication and all new ophthalmic indications developed by us. We plan to file for an appropriate label in the E.U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl by the end of the year. We also seek to develop new formulations using third party proprietary drug delivery technologies. We are exploring research programs with those third parties.

Our discussions with the FDA have resulted in changes to the U.S. label for RESCULA but we are pursuing an administrative appeal within the FDA to seek further changes. We anticipate the resolution of such appeal in 2012. We plan to re-launch RESCULA in the U.S. for its approved indication after the resolution of the appeal within the FDA for additional changes to the mechanism of action section of the label to reflect current scientific knowledge.

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

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
AMITIZA ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	Pricing negotiations with government ongoing

		Marketing Authorization Application (MAA) submitted in 2011 in UK	MAA approval

		New Drug Application (NDA) submitted in 2010 to authorities (PMDA) in Japan, and updated in early 2011 with results of long-term safety study	Approval of NDA, to be followed by pricing negotiations with government

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

	Pediatric constipation	Open-labeled clinical study completed in patients 3–17 years	Initiate well-controlled phase 3 clinical studies

	Inflammatory bowel disease (IBD)	Preclinical	_____

	Opioid-induced bowel dysfunction (OBD) or opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Phase 3 completed	NDA submission (U.S. and E.U.)

	Opioid-induced bowel dysfunction (OBD) in cancer patients	Phase 3 clinical trial design underway	Initiation of phase 3 clinical trial

RESCULA ® (unoprostone isopropyl)	Dry age-related macular degeneration (dry AMD)	Phase 2a completed	Analyze results

		Phase 2b clinical trial design underway	Initiate Phase 2b study

	Glaucoma and ocular hypertension	Approved in the U.S.	Label update in the U.S. and reauthorization in the E.U. and Switzerland

	Retinitis pigmentosa	Orphan drug status achieved in the U.S.	Awaiting results of additional R-Tech trial in this indication

Cobiprostone	Gastrointestinal
	Oral mucositis	Formulation development	Initiate phase 1a/b studies

	Prevention of non-steroidal anti-inflammatory drug (NSAID)-induced ulcers	Phase 2 completed	Evaluating phase 2 results

	Inflammatory bowel disease (IBD)	Preclinical	Evaluating preclinical results

Pulmonary
	Chronic obstructive pulmonary disease (COPD)	Preclinical	Evaluating next steps

	Cystic Fibrosis	Phase 2a completed	Evaluating next steps

Dermatology
	Wound Healing	Preclinical	Evaluating next steps

SPI-3608	Spinal stenosis	Preclinical	Initiate phase 1 trial

SPI-017	Spinal stenosis	Phase 1 completed	Evaluating phase 2 design

	Peripheral arterial disease (PAD)	Phase 1 completed	Evaluating phase 2 design

Results of Operations

Comparison of three months ended March 31, 2012 and March 31, 2011

Revenues

The following table summarizes our revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In thousands of U.S. dollars)	2012	2011
Research and development revenue	$2,585	$1,964
Product royalty revenue	10,928	9,118
Co-promotion revenue	766	938
Contract and collaboration revenue	167	154
Total	$14,446	$12,174

Total revenues were $14.4 million for the three months ended March 31, 2012 compared to $12.2 million for the three months ended March 31, 2011, an increase of $2.2 million or 18.7%.

Research and development revenue

Research and development revenue was $2.6 million for the three months ended March 31, 2012 compared to $2.0 million for the three months ended March 31, 2011, an increase of $621,000 or 31.6%. The increase in R&D revenue was primarily due to revenue associated with the ongoing third phase 3 clinical trial of lubiprostone for OBD and re-monitoring costs for previous trials. The revenue recognized under the Abbott Agreement decreased to $103,000 for the three months ended March 31, 2012 from $516,000 for the three months ended March 31, 2011. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program. The revenue recognized under the Takeda Agreement increased to $2.5 million for the three months ended March 31, 2012 from $1.4 million for the three months ended March 31, 2011.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $10.9 million for the three months ended March 31, 2012 compared to $9.1 million for the three months ended March 31, 2011, an increase of $1.8 million or 19.9%. The increase in product royalty revenue was primarily due to a 19.8% increase in net sales of AMITIZA. Net sales of AMITIZA as reported to us by our partner, increased 19.8%, to $60.7 million, for the first quarter of 2012, compared to $50.7 million in the same period of 2011. The 19.8% increase in AMITZA net sales was primarily due to both volume and price increases compared to the first quarter of 2011, as reported to us by our partner.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was $766,000 for the three months ended March 31, 2012 compared to $938,000 for the three months ended March 31, 2011, a decrease of $172,000 or 18.3%, as a result of a change in the method of reimbursement following the ending of the applicable provision in the Supplemental Takeda Agreement.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In thousands of U.S. dollars)	2012	2011
Direct costs:
Lubiprostone	$749	$6,980
Cobiprostone	457	176
SPI-017	106	80
Unoprostone isoproypl	784	683
Other	815	819
Total	2,911	8,738

Indirect costs	441	482
Total	$3,352	$9,220

Total research and development expenses for the three months ended March 31, 2012 were $3.3 million compared to $9.2 million for the three months ended March 31, 2011, a decrease of $5.9 million or 63.6%. The decrease was primarily due to higher expenses in 2011, associated with initiating the additional phase 3 trial of lubiprostone for OBD patients.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In thousands of U.S. dollars)	2012	2011
Salaries, benefits and related costs	$2,026	$1,761
Legal, consulting and other professional expenses	3,118	6,604
Stock-based compensation	518	124
Other expenses	1,665	1,208
Total	$7,327	$9,697

General and administrative expenses were $7.3 million for the three months ended March 31, 2012, compared to $9.7 million for the three months ended March 31, 2011, a decrease of $2.4 million or 24.4%. The decrease in legal, consulting and other professional expenses relates primarily to lower costs incurred in connection with the on-going legal matters, including our dispute with Takeda which effectively concluded in December 2011 and a contract research organization, as discussed in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $4.1 million for the three months ended March 31, 2012, compared to $2.4 million for the three months ended March 31, 2011, an increase of $1.7 million or 69.1%. The increase in selling and marketing expenses relates primarily to some pre-commercialization activities for AMITIZA. Part of the AMITIZA co-promotion expenses are funded by Takeda and recorded as co-promotion revenue in the event of a favorable arbitration decision.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(In thousands of U.S. dollars)	2012	2011
Interest income	$20	$70
Interest expense	(592)	(611)
Other income (expense), net	1,274	(135)
Total	$702	$(676)

Interest income was $20,000 for the three months ended March 31, 2012, compared to $70,000 for the three months ended March 31, 2011, a decrease of $50,000, or 71.4%. The decrease was primarily due to lower prevailing interest rates earned by our investments and lower cash balances.

Interest expense was $592,000 for the three months ended March 31, 2012, compared to $611,000 for the three months ended March 31, 2011, a decrease of $19,000, or 3.1%.

Other income was $1.3 million for the three months ended March 31, 2012, compared to other expense of $135,000 for the three months ended March 31, 2011, an increase of $1.4 million. The majority of the increase belongs to foreign exchange gains that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax provision of $2.3 million and a tax benefit of $2.9 million, for three months ended March 31, 2012 and 2011, respectively. The tax provision for the three months ended March 31, 2012 primarily related to taxable income generated by our U.S. and Japanese subsidiaries. The tax benefit for the three months ended March 31, 2011 primarily related to the taxable loss generated by our U.S. subsidiary.

Reportable Geographic Segments

We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the progress of research and development activities. The financial results in these three segments based on geographic locations for the three months ended March 31, 2012 are summarized in the table below.

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $3.4 million for the three months ended March 31, 2012 compared to loss before taxes of $7.1 million for the three months ended March 31, 2011. These results primarily reflect lower expenses associated with research and development and legal expenses as well as an increase in royalty revenues.

Our segment in Europe recorded a loss before taxes of $2.8 million for the three months ended March 31, 2012 compared to loss before taxes of $1.6 million for the three months ended March 31, 2011. These results primarily reflect an increase in research and development costs.

Our segment in Asia recorded a loss before taxes of $237,000 for the three months ended March 31, 2012 compared to a loss before taxes of $1.1 million during the three months ended March 31, 2011. These results primarily reflect the effect of foreign currency fluctuations during the three months ended March 31, 2012.

(In thousands of U.S. dollars)	Americas	Europe	Asia	Consolidated
Three Months Ended March 31, 2012
Total revenues	$14,314	$16	$116	$14,446
Income (loss) before taxes	3,412	(2,795)	(237)	380

Three Months Ended March 31, 2011
Total revenues	$11,645	$-	$529	$12,174
Income (loss) before taxes	(7,118)	(1,604)	(1,115)	(9,837)

Identifiable assets
As of March 31, 2012	$118,011	$19,168	$12,937	$150,116
As of December 31, 2011	96,490	47,925	13,154	157,569

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

Our cash, cash equivalents, restricted cash and investments consist of the following:

	March 31,	December 31,
(In thousands of U.S. dollars)	2012	2011
Cash and cash equivalents	$55,504	$50,662
Restricted cash	15,113	15,113
Restricted cash, non-current	2,216	2,129
Investments, current	19,666	24,452
Investments, non-current	-	998
Total	$92,499	$93,354

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with a maturity at time of purchase of 90 days or less.

As of March 31, 2012 and December 31, 2011, our restricted cash consisted primarily of the collateral to SPL’s loan with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and with Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of March 31, 2012, our short-term investments consisted of U.S. government agencies securities, U.S. commercial paper, and municipal and corporate bonds that have short-term maturities of one year or less. We did not have any non-current investments at March 31, 2012.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In thousands of U.S. dollars)	2012	2011
Cash provided by (used in):
Operating activities	$4,807	$(6,047)
Investing activities	2,278	4,660
Financing activities	51	3
Effect of exchange rates	(2,294)	499
Net decrease in cash and cash equivalents	$4,842	$(885)

Three Months Ended March 31, 2012

Net cash provided by operating activities was $4.8 million for the three months ended March 31, 2012. This reflected a net loss of $1.9 million as well as changes in other operating assets and liabilities.

Net cash provided by investing activities of $2.3 million for the three months ended March 31, 2012 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments and intangible assets.

Net cash provided by financing activities of $51,000 for the three months ended March 31, 2012 resulted from the proceeds received from the exercise of stock options and proceeds we received under our employee stock purchase plan.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for three months ended March 31, 2012 was a decrease of $2.3 million.

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

The effect of exchange rates on the cash balances of currencies held in foreign denominations for three months ended March 31, 2011 was an increase of $0.5 million.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During 2011, we repurchased 186,987 shares of our class A common stock under this program at a cost of $700,042. During the quarter ended March 31, 2012, we did not purchase any shares of our class A common stock under this program.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At March 31, 2012, we have sufficient liquidity for the next 12 months.

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

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2012.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of March 31, 2012 and December 31, 2011, approximately 13.8% and 16.7%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2012. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in our Annual Report on Form 10-K, we submitted for filing with the ICC, a demand for arbitration under the applicable provisions of the Takeda Agreement, which specify that New York law will govern the procedural and substantive aspects of the arbitration. We had filed a motion for interim relief with the arbitration panel to restrain Takeda from making major unilateral decisions prior to the final arbitrational decision, which the arbitration panel denied. Under a recent order from the ICC, the final arbitration decision date was extended until May 31, 2012 though the decision may not be issued on that date. After the final arbitration award issues, one or both parties will file a court action seeking confirmation of the award. We have undertaken substantial planning in the event there is a favorable arbitration award. It is not known if the issuance of the ICC arbitration decision will remain on schedule or how long the court confirmation proceedings will take to conclude. We have spent and expect to spend significant resources in the dispute with Takeda, and these arbitration matters may require the continuing attention of our senior management.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed by us with the SEC on March 15, 2012. There have not been any material changes from the risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description	Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

10.1	Master Lease Agreement, dated January 31, 2012, between Sucampo AG and Numab AG	Included herewith

101.[INS]†	XBRL Instance Document	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

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

Sucampo Pharmaceuticals, Inc.

May 10, 2012	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 10, 2012	By:	/s/ CARY J. CLAIBORNE
Cary J. Claiborne
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	Included herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

10.1	Master Lease Agreement, dated January 31, 2012, between Sucampo AG and Numab AG	Included herewith

101.[INS]†	XBRL Instance Document	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

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

