Form 10-Q
period 2012-06-30
Sucampo Pharmaceuticals, Inc.
filed 2012-08-09
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 3, 2012, there were 15,714,314 shares of the registrant’s class A common stock outstanding and 26,191,050 shares of the registrant’s class B common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of U.S. dollars, except share data)

	June 30,	December 31,
	2012	2011
ASSETS:
Current assets:
Cash and cash equivalents	$61,691	$50,662
Investments, current	9,685	24,452
Product royalties receivable	11,703	10,795
Unbilled accounts receivable	751	2,036
Accounts receivable, net	606	4,616
Prepaid and income taxes receivable	3,292	2,845
Deferred tax assets, current	34	163
Deferred charge, current	673	3,057
Restricted cash, current	15,113	15,113
Prepaid expenses and other current assets	1,563	1,177
Total current assets	105,111	114,916

Investments, non-current	-	998
Property and equipment, net	1,653	1,669
Intangibles assets, net	7,903	8,364
Deferred tax assets, non-current	1,653	2,089
Deferred charge, non-current	5,549	26,751
Restricted cash, non-current	2,096	2,129
Other assets	973	653
Total assets	$124,938	$157,569

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$5,345	$6,978
Accrued expenses	9,228	13,648
Deferred revenue, current	3,793	3,888
Deferred tax liability, current	18	2,167
Notes payable, current	20,100	20,400
Total current liabilities	38,484	47,081

Notes payable, non-current	40,328	39,227
Deferred revenue, non-current	6,722	7,045
Deferred tax liability, non-current	1,768	23,019
Other liabilities	2,007	2,603
Total liabilities	89,309	118,975

Commitments and contengencies (Notes 7 and 10)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2012 and December 31, 2011; 15,709,887 and 15,690,780 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	157	157
Class B common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2012 and December 31, 2011; 26,191,050 shares issued and outstanding at June 30, 2012 and December 31, 2011	262	262
Additional paid-in capital	61,336	59,957
Accumulated other comprehensive income	16,257	17,854
Treasury stock, at cost; 186,987 shares	(700)	(700)
Accumulated deficit	(41,683)	(38,936)
Total stockholders' equity	35,629	38,594
Total liabilities and stockholders' equity	$124,938	$157,569

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Research and development revenue	$3,096	$1,742	$5,681	$3,706
Product royalty revenue	11,703	11,043	22,631	20,161
Co-promotion revenue	1,757	1,061	2,523	1,999
Contract and collaboration revenue	127	154	294	308
Total revenues	16,683	14,000	31,129	26,174

Operating expenses:
Research and development	5,235	7,893	8,587	17,113
General and administrative	8,015	11,694	15,342	21,391
Selling and marketing	6,107	2,028	10,196	4,446
Total operating expenses	19,357	21,615	34,125	42,950

Loss from operations	(2,674)	(7,615)	(2,996)	(16,776)
Non-operating income (expense):
Interest income	30	55	50	125
Interest expense	(592)	(614)	(1,184)	(1,225)
Other income (expense), net	(555)	(3,122)	719	(3,257)
Total non-operating income (expense), net	(1,117)	(3,681)	(415)	(4,357)

Loss before income taxes	(3,791)	(11,296)	(3,411)	(21,133)
Income tax benefit	2,972	2,277	664	5,205
Net loss	$(819)	$(9,019)	$(2,747)	$(15,928)

Net loss per share:
Basic net loss per share	$(0.02)	$(0.22)	$(0.07)	$(0.38)
Diluted net loss per share	$(0.02)	$(0.22)	$(0.07)	$(0.38)
Weighted average common shares outstanding - basic	41,710	41,864	41,706	41,858
Weighted average common shares outstanding - diluted	41,710	41,864	41,706	41,858

Comprehensive loss:
Net loss	$(819)	$(9,019)	$(2,747)	$(15,928)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax effect	(2)	(3)	(5)	8
Foreign currency translation	-	2,845	(1,592)	3,282
Comprehensive loss	$(821)	$(6,177)	$(4,344)	$(12,638)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands of U.S. dollars, except share data)

						Accumulated
	Class A		Class B		Additional	Other				Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Equity
Balance at December 31, 2011	15,690,780	$157	26,191,050	$262	$59,957	$17,854	186,987	$(700)	$(38,936)	$38,594
Employee stock option expense	-	-	-	-	1,301	-	-	-	-	1,301
Stock issued upon exercise of stock options	17,484	-	-	-	67	-	-	-	-	67
Stock issued under employee stock purchase plan	1,623	-	-	-	11	-	-	-	-	11
Foreign currency translation	-	-	-	-	-	(1,592)	-	-	-	(1,592)
Unrealized gain on investments, net of tax effect	-	-	-	-	-	(5)	-	-	-	(5)
Net loss	-	-	-	-	-	-	-	-	(2,747)	(2,747)
Balance at June 30, 2012	15,709,887	$157	26,191,050	$262	$61,336	$16,257	186,987	$(700)	$(41,683)	$35,629

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(2,747)	$(15,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	731	650
Deferred tax provision	(22,888)	(1,179)
Deferred charge	23,586	-
Stock-based compensation	1,301	519
Amortization of premiums on investments	49	502
Notes payable paid-in-kind interest	1,101	1,144
Interest expense	-	82
Changes in operating assets and liabilities:
Accounts receivable	4,010	(2)
Unbilled accounts receivable	1,285	46
Product royalties receivable	(907)	(527)
Inventory	87	-
Prepaid and income taxes receivable and payable, net	(443)	(4,231)
Accounts payable	(1,619)	(50)
Accrued expenses	(1,413)	5,053
Deferred revenue	(396)	(1,095)
Other assets and liabilities, net	(969)	630
Net cash provided by (used in) operating activities	768	(14,386)

Cash flows from investing activities:
Purchases of investments	(2,430)	(12,782)
Proceeds from sales of investments	750	3,293
Maturities of investments	17,390	26,395
Purchases of property and equipment	(265)	(180)
Purchases of intangible assets	(3,000)	(3,000)
Purchase of other investing activities	(432)	-
Net cash provided by investing activities	12,013	13,726

Cash flows from financing activities:
Proceeds from exercise of stock options	67	98
Proceeds from employee stock purchase plan	11	6
Net cash provided by financing activities	78	104

Effect of exchange rates on cash and cash equivalents	(1,830)	3,592

Net increase in cash and cash equivalents	11,029	3,036
Cash and cash equivalents at beginning of period	50,662	49,243
Cash and cash equivalents at end of period	$61,691	$52,279

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets included in accrued expenses	$-	$3,000
Purchase of other investing activities included in accounts payable	$2	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is a global pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones and other novel drug technologies. Prostones are a class of fatty acid compounds that occur naturally in the human body as a result of the enzymatic catalysis by 15-Prostaglandin Dehydrogenase (15-PGDH) of eicosanoids, and other docosanoid molecules specifically synthesized with 15 position keto groups.

The therapeutic potential of prostones was first identified by one of the Company’s founders, Dr. Ryuji Ueno. The Company’s lead compounds primarily act on ClC-2 chloride and BK potassium ion channels. ClC-2 channel activators restore and repair tight junctions, maintain chloride homeostasis and increase fluid transmission across membranes and tissue barriers. BK channel activators are neuroprotective via hyperpolarization of excitable membranes, counteract endothelin-1 induced vasoconstriction, relax vascular smooth muscle cells, increase microvascular circulation, stabilize the mitochondrial membrane and decrease stress induced cell death. Prostones also have anti-inflammatory properties. Prostones offer a wide-ranging therapeutic potential, particularly for age-related diseases. The Company is focused on developing prostones to treat gastrointestinal, ophthalmologic, central nervous system or CNS, vascular and respiratory diseases as well as considering other potential therapeutic applications.

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

To date, two prostone products have received marketing approval, AMITIZA® and RESCULA®. A third prostone, cobiprostone, has been studied in phase II trials in humans. The Company’s orphan drug application for cobiprostone for oral mucositis with the U.S. Food and Drug Administration, or FDA, is under review with the FDA requesting additional information to support the application. Two additional prostones, SPI 017 and SPI 3608, have also been developed for human testing.

AMITIZA is being marketed and developed in the U.S. for two gastrointestinal indications under the October 2004 collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda Agreement. These indications are chronic idiopathic constipation or CIC in adults and irritable bowel syndrome with constipation or IBS-C in adult women. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there. The Company is primarily responsible for clinical development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC, in April 2006 and for the treatment of IBS-C in May 2008. In July 2012, the Company filed a supplemental new drug application, or sNDA, with the FDA seeking priority review of a new indication for the use of AMITIZA in the treatment of opioid-induced constipation, or OIC.

The Company received notification from the International Court of Arbitration, International Chamber of Commerce, or ICC, on its claims in the dispute with its U.S. partner, Takeda Pharmaceutical Company Limited, in July 2012. The ICC did not agree with the Company’s claims and did not award any attorneys’ fees or costs to either party. The Collaboration Agreement and all of its terms, rights and conditions for AMITIZA remain in force until expiring in December 2020. The Company is not pursuing post-arbitration award relief.

In Japan, lubiprostone is being developed and marketed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott, for the treatment of CIC in Japan. The Company received approval of its new drug application, or NDA, for AMITIZA for the treatment of chronic constipation, or CC, from the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, in July 2012. The Company is currently engaged in pricing negotiations with the Ministry of Health, Labor and Welfare, or MHLW, and expects those negotiations to conclude in the fourth quarter of 2012. In that event, the Company anticipates a launch by Abbott in the fourth quarter of 2012. Because the approval includes CIC and other indications such as OIC, the Company is evaluating options for the commercialization of the additional indications. Abbott has the right of exclusive negotiations for the additional indications other than OIC and IBS-C for 120 days after approval and if no agreement is reached, the Company has the right to negotiate with third parties. The Company has the right to negotiate with third parties for the OIC and IBS-C indications or market those indications itself. Abbott has 45 days to meet the terms and conditions of any third party bona fide offer.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In Europe, the Company started to market AMITIZA, on a limited basis, in Switzerland in February 2012 while the Company continues discussions with the Swiss Federal Office of Public Health for pricing approval. In the U.K., the Company is awaiting a final regulatory decision in the third quarter of 2012 by the Medicines and Healthcare products Regulatory Agency, or MHRA, for the use of AMITIZA to treat CIC for four weeks. In the meantime AMITIZA is being made available through a Named Patient Program throughout the E.U., Iceland and Norway. The Company continues to evaluate the opportunities in the E.U. The Company plans to file for the OIC indication in Switzerland and the U.K. before end of year.

The Company holds license agreements for RESCULA in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. In the U.S., RESCULA is approved for the treatment of the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. The Company’s discussions with the FDA under the sNDA have resulted in a FDA complete response letter that made improvements to the label. These improvements include removal of second line therapy language to enable first line use, removal of the prostaglandin description, and additions to the mechanism of action section. However, the Company continues discussions with the FDA through a reconsideration process instead of the administrative appeal process to seek further revisions to the label to more fully and accurately reflect current scientific understanding. The Company anticipates agreement on the final RESCULA label during the third quarter of this year. The Company plans to launch RESCULA in the U.S. during the fourth quarter for its approved indication after the resolution of the label process. The Company is also evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl.

In other areas of development, the Company entered into agreements in 2011 with CuroNZ of New Zealand, which will augment the Company’s ophthalmic development opportunities, and Numab AG, or Numab of Switzerland, to obtain access to their proprietary technology for the discovery of high-affinity antibodies against certain selected targets.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2012. The financial information as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Restricted Cash

Restricted cash consists of approximately $17.2 million at June 30, 2012 and December 31, 2011, respectively. Restricted cash represents cash required to be deposited with certain financial institutions in connection with the Sucampo Pharma, Ltd., or SPL, loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Numab’s loan agreement with Zurcher Kantonalbank and operating leases.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses, approximate their fair values based on their short maturities, independent valuations or internal assessments. The carrying amount of the short and long-term debt at June 30, 2012 and December 31, 2011 approximated its fair value due to the fact that the interest rates are determined based by reference to interbank rates. The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 below, is considered a Level 2 security.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable represent mainly amounts due under the Takeda and the Abbott Agreements. Unbilled accounts receivable represent the research and development expenses that are reimbursable by Takeda but have not been billed to Takeda as of the balance sheet date. The Company recorded an allowance for doubtful accounts at June 30, 2012 of approximately $193,000 related to certain disputed Takeda invoices. No allowance was recorded in 2011.

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

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of June 30, 2012 and December 31, 2011, approximately $10.1 million, or 11.4%, and $15.6 million, or 16.7%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

Revenues from one unrelated party, Takeda, accounted for 97.2% and 97.1%, of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively, and 97.7% and 96.0% for the six months ended June 30, 2012 and 2011, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 100.0% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at June 30, 2012 and December 31, 2011, respectively. Revenues from another unrelated party, Abbott, accounted for 2.2% and 2.2% of the Company’s total revenues for the three months ended June 30, 2012 and 2011, respectively, and 1.6% and 3.2% for the six months ended June 30, 2012 and 2011, respectively. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted.

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

The computation of net income (loss) per share for the three and six months ended June 30, 2012 and 2011 is shown below:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. dollars, except per share data)	2012	2011	2012	2011
Basic net loss per share:
Net loss	$(819)	$(9,019)	$(2,747)	$(15,928)

Weighted average class A and B common shares outstanding	41,710	41,864	41,706	41,858

Basic net loss per share	$(0.02)	$(0.22)	$(0.07)	$(0.38)

Diluted net loss per share:
Net loss	$(819)	$(9,019)	$(2,747)	$(15,928)

Weighted average class A and B common shares outstanding for diluted net income per share	41,710	41,864	41,706	41,858

Diluted net loss per share	$(0.02)	$(0.22)	$(0.07)	$(0.38)

For the periods listed above, there were no potentially diluted securities to be used in the calculations of diluted historical net loss per share as of June 30, 2012 and 2011.

For the periods listed above, the following securities were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive as of June 30, 2012 and 2011 are shown below:

	June 30,
(In thousands of U.S. dollars)	2012	2011
Employee stock options	3,873	3,293
Non-employee stock options	450	450

4.	Current and Non-Current Investments

At June 30, 2012 and December 31, 2011, current and non-current available-for-sale investments consisted of the following securities:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	June 30, 2012
		Unrealized	Unrealized
(In thousands of U.S. dollars)	Cost	Gains	Losses	Fair Value
Current:
Municipal securities	$9,685	$-	$-	$9,685
Total	$9,685	$-	$-	$9,685

	December 31, 2011
		Unrealized	Unrealized
(In thousands of U.S. dollars)	Cost	Gains	Losses	Fair Value
Current:
U.S. commercial paper	$1,997	$3	$-	$2,000
U.S. government securities	3,250	-	-	3,250
Corporate bonds	7,002	8	(3)	7,007
Variable rate demand notes	12,195	-	-	12,195
Total	$24,444	$11	$(3)	$24,452

Non-current:
U.S. government securities	$1,000	$-	$(2)	$998
Total	$1,000	$-	$(2)	$998

The Company performs fair value measurements in accordance with the relevant guidance for fair value measurements and disclosures, which defines fair value as the exchange price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company classifies its investments into the following categories based on the three levels of inputs used to measure fair value:

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

The Company’s assets measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, as of June 30, 2012 and December 31, 2011 are as follows:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Fair Value Measurements at Reporting Date Using

June 30, 2012	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of U.S. dollars)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. commercial paper	$-	$5,997	$-	$5,997
Municipal securities	-	9,685	-	9,685
Money market funds	15,695	-	-	15,695
Total assets measured at fair value	$15,695	$15,682	$-	$31,377

	Fair Value Measurements at Reporting Date Using

December 31, 2011	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of U.S. dollars)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$4,248	$-	$4,248
U.S. commercial paper	-	2,000	-	2,000
Corporate bonds	-	7,007	-	7,007
Money market funds	12,885	-	-	12,885
Variable rate demand notes	-	12,195	-	12,195
Total assets measured at fair value	$12,885	$25,450	$-	$38,335

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5.	Intangible Assets

In April 2009, the Company entered into an agreement with R-Tech, or the 2009 R-Tech Agreement, to acquire all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the U.S. and Canada. Although RESCULA eye drops have been approved by the FDA since 2000, RESCULA is not currently marketed in the U.S. or Canada. In the fourth quarter 2012, the Company plans to launch RESCULA in the U.S. for its approved indication after the resolution of label process.

Under the terms of the 2009 R-Tech Agreement, the Company made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the launch of RESCULA for the treatment of is approved for the treatment of the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of December 31, 2011, both of which are reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The cost is amortized over the 10-year life of the 2009 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $85,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $171,000 for the six months ended June 30, 2012 and 2011, respectively. The annual amortization expense will be approximately $341,000 through April 2019.

On March 22, 2011, the Company entered into a license agreement with R-Tech for unoprostone isopropyl, or the 2011 R-Tech Agreement, expanding the Company’s development and commercialization rights as well as its territories beyond their previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. We are now evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl. The Company plans to launch unoprostone isopropyl in these territories subsequent to these events.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company has made payments to R-Tech of $6.0 million, which is reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets, and may be required to pay up to $100.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. Sucampo AG, or SAG, will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the license agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $153,000 for the three months ended June 30, 2012 and approximately $307,000 and $150,000 for the six months ended June 30, 2012 and 2011, respectively. The annual amortization expense will be approximately $613,000 through March 2021.

6.	Accrued Expenses

Accrued expenses consist of the following as of:

	June 30,	December 31,
(In thousands of U.S. dollars)	2012	2010
Research and development costs	$3,414	$5,622
Employee compensation	1,938	1,607
Selling and marketing costs	952	76
Legal service fees	1,805	1,955
RESCULA milestone	500	3,500
Other accrued expenses	619	888
Total	$9,228	$13,648

7.	Commitments

Operating Leases

The Company leases office space in the U.S., Switzerland, Japan and U.K., under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, are as follows as of June 30, 2012:

(In thousands of U.S. dollars)
2012 (July - December)	$833
2013	1,102
2014	1,024
2015	1,051
2016	1,084
2017 and thereafter	139
Total minimum lease payments	$5,233

Rent expense for all operating leases was approximately $378,000 and $378,000 for the three months ended June 30, 2012 and 2011, respectively, and $779,000 and $743,000 for the six months ended June 30, 2012 and 2011, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organization to oversee clinical research and development studies provided on an outsourced basis and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs through 2012 under these agreements as of June 30, 2012 were approximately $4.7 million.

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

The Company recorded the following expenses under its agreements with R-Tech for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Clinical supplies	$1,271	$-	$1,287	$-
Other research and development services	1	3	304	7
Commercial supplies	11	-	145	123
	$1,283	$3	$1,736	$130

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(In thousands of U.S. dollars)	2012	2011
Deferred revenue, current	$433	$433
Deferred revenue, non-current	4,858	5,063
	$5,291	$5,496

The Company recognized approximately $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended June 30, 2012 and 2011, and approximately $210,000 for the six months ended June 30, 2012 and 2011, respectively, which was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or Numab Agreement, with Numab. Numab is considered a related party as a result of an ownership interest by one of the Company’s executive officers. Under the terms of the Numab Agreement, the Company will provide Numab with up to CHF 5.0 million, approximately $5.2 million as of the closing date, as collateral and will serve as guarantor for a loan to Numab from a third party. The Company may name up to four targets against which Numab will use their proprietary technology to discover high-affinity antibodies and to develop these to an investigational new drug ready stage. Numab is eligible for full time equivalent based payments and discovery success dependent fees. Any success dependent fees will result in a corresponding reduction in the amount of the available guarantee. Should Numab default its loan obligations, the collateral may be called upon to meet Numab’s obligation under its loan agreement. If a biologic is successfully developed, Numab and the Company may enter into a license arrangement in which Numab will be entitled to clinical development milestone payments and increasing tiered royalties on net sales. The Company will be responsible for clinical development and will retain all commercial rights to any resulting biologic product.

In February 2012, the Company entered into a Master Lease Agreement, or Lease Agreement, with Numab whereby the maximum collateral of CHF 5.0 million is reduced by the purchase cost of any equipment leased to Numab. As of June 30, 2012, equipment with a purchase cost of CHF 544,000, approximately $570,000 as of the closing date, was leased to Numab thus reducing the maximum collateral and loan guarantee to CHF 4.5 million. Monthly rental payments are received under the terms of the lease.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

9.	Notes Payable

In November 2010, SPL entered into a ¥1,000,000,000, approximating $12.6 million as of the closing date, secured term loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, or the Bank. The loan agreement provides for the extension of credit for the period of one year that can be renewed annually upon the agreement of the Company, SPL and the Bank. The loan was renewed in November 2011. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, plus 1% and is reset quarterly. The interest rate at June 30, 2012 was 1.33%. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $12.6 million and $12.9 million as of June 30, 2012 and December 31, 2011. In connection with the loan agreement, the Company and the Bank executed a guarantee agreement which provides a full guarantee by the Company on behalf of SPL’s obligation to the Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Bank and the deposit bears annual interest of 0.4%, which is recorded as restricted cash, current in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

Subordinated Unsecured Promissory Notes

In connection with the acquisition of SAG and its wholly owned subsidiary SAG-J in December 2010, Ambrent Investments S.à r.l., or Ambrent, issued a subordinated unsecured promissory note, or notes, to each of the Ueno Trust and Kuno Trust, each a related party. Each of the notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the notes is equal to the per annum rate of interest determined on the basis of the sum of London Interbank Offered Rate, plus 4.0%, and is reset every six months on December 1st and June 1st of each year. The interest rate beginning June 1, 2012 is 4.7%.

The notes provide for a semi-annual payment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that, until December 1, 2012 all accrued and unpaid interest will not be paid in cash but instead added to the principal balance of the notes. Ambrent made one principal payment on December 1, 2011 and is scheduled to make the next principal payment on December 1, 2012. For the six months ended June 30, 2012, approximately $1.1 million of interest expense was added to the principal balance of the notes as paid-in-kind.

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

Notes payable consist of the following as of June 30, 2012 and December 30, 2011:

	June 30,	December 31,
(In thousands of U.S. dollars)	2012	2011
Loan agreement, The Bank of Tokyo-Mitsubishi UFJ, Ltd	$12,600	$12,900
Promissory notes, Sellers of SAG	47,828	46,727
	$60,428	$59,627

Notes payable, current	$20,100	$20,400
Notes payable, non-current	40,328	39,227
	$60,428	$59,627

The aggregated scheduled maturities of notes payable were as follows as of June 30, 2012:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

June 30,
(In thousands)	2012
Due in one year	$20,100
Due in two years	8,650
Due in three years	8,788
Due in four years	8,932
Due in five years	9,083
Thereafter	4,875
$60,428

10.	Collaboration and License Agreements

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

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreement for the three and six months ended June 30, 2012:

	Amount Deferred at December 31,	Cash Received for the Six Months Ended June 30,	Revenue Recognized for the Six Months Ended June 30,	Foreign Currency Effects for the Six Months Ended June 30,	Amount Deferred at June 30,
(In thousands of U.S. dollars)	2011	2012	2012	2012	2012
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$860	$-	$26	$(20)	$814

Research and development revenue:
Up-front payment	$203	$-	$199	$(4)	$-
Development milestone payment	$273	-	267	(6)	$-
Total	$476	$-	$466	$(10)	$-

Takeda commercialization and license agreement

The Company has received a total of $150.0 million in upfront and development milestone payments through June 30, 2012 under the Takeda Agreement. Subject to future development and commercial milestones, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the three and six months ended June 30, 2012:

	Amount Deferred at December 31,	Cash Received for the Six Months Ended June 30,	Revenue Recognized for the Six Months Ended June 30,	Change in Accounts Receivable for the Six Months Ended June 30,	Amount Deferred at June 30,
(In thousands of U.S. dollars)	2011	2012	2012	2012*	2012
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$1,323	$-	$74	$-	$1,249

Research and development revenue:
Reimbursement of research and development expenses	$2,778	$8,715	$5,213	$(3,119)	$3,161

Product royalty revenue	$-	$21,724	$22,631	$907	$-

Co-promotion revenue	$-	$2,642	$2,523	$(119)	$-

* Includes billed and unbilled accounts receivable.

11.	Stock Option Plans

The following table summarizes the employee stock option activity for the three and six months ended June 30, 2012 under the Company’s 2001 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	190,400	$10.00
Options expired	(34,000)	10.00
Options outstanding, June 30, 2012	156,400	10.00	3.84	$-
Options exercisable, June 30, 2012	156,400	10.00	3.84	$-

The following table summarizes the employee stock option activity for the three and six months ended June 30, 2012 under the Company’s Amended and Restated 2006 Stock Incentive Plan:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	3,402,380	$4.75
Options granted	345,900	7.10
Options exercised	(17,484)	3.86
Options forfeited	(2,952)	4.41
Options expired	(11,000)	11.31
Options outstanding, June 30, 2012	3,716,844	4.96	5.31	$8,894
Options exercisable, June 30, 2012	822,748	6.02	7.19	$1,905

The weighted average grant date fair value of options awarded during the six months ended June 30, 2012 and the year ended December 31, 2011 was $7.10 and $1.81, respectively. As of June 30, 2012, approximately $3.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.41 years.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the Company’s 2001 Incentive Plan. As of June 30, 2012 and December 31, 2011, 450,000 of these options were outstanding and exercisable. These non-employee stock options vested immediately and have a weighted average exercise price per share of $5.85 and $5.85, respectively, and remaining contractual life of 2.84 and 3.33 years, respectively, as of June 30, 2012 and December 31, 2011. As of June 30, 2012, these non-employee stock options have an aggregate intrinsic value of approximately $531,000 and $720,000 for options outstanding and exercisable, respectively.

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, or ESPP, a total of 1,623 and 1,397 shares of class A common stock were purchased during the six months ended June 30, 2012 and 2011, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company received $11,213 and $5,514 upon purchase of shares under the ESPP for the six months ended June 30, 2012 and 2011, respectively.

12.	Income Taxes

The Company has estimated its annual effective tax rate for the full fiscal year 2012 and 2011 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

For the three months ended June 30, 2012 and 2011, the Company recorded a tax benefit of $3.0 million and $2.3 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded a tax benefit of $664,000 and $5.2 million, respectively. The tax benefit for the three months ended June 30, 2012 primarily pertained to pre-tax profits and losses generated by the Company’s U.S., Japanese and Swiss subsidiaries and a net discrete benefit of $1.6 million. The tax benefit for the six months ended June 30, 2012 primarily pertained a tax expense on pre-tax profits and losses generated by the Company’s U.S. and Japanese and Swiss subsidiaries, offset by a net discrete benefit of $709,000.

In September 2011, the Company internally transferred certain intellectual property and licenses subject to certain consents, including the Takeda Agreement, from the Company’s subsidiaries including the U.S. based subsidiary to SAG. Following the ICC Arbitration decision on the Takeda Agreements, the Company has determined that the internal transfer of the intellectual property is partially complete, resulting in a reassessment of the deferred charge, deferred tax liability and the mix of profits and losses earned in each jurisdiction. As a result of this reassessment, the Company recorded a discrete benefit of $1.5 million and $778,000 for the three and six months ended June 30, 2012, respectively. In addition, the Company reduced the deferred charge and deferred tax liability by approximately $23.8 million and $24.1 million, respectively. Management is actively working to complete the internal transfer of the remaining intellectual property, which could occur in 2012. An additional deferred charge will be recorded in the period in which the transfer is completed. Other discrete items recorded in the three months and six months ended were primarily related to (i) a benefit of $365,000 related to a settlement of a tax audit with Japanese tax authorities (see further discussion below) and (ii) an expense of $168,000 and $336,000, respectively, related to the amortization of the deferred charge.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Uncertain Tax Positions

The Company applies the relevant guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.

The Company had an outstanding non-current income tax liability of approximately $958,000, including interest, for uncertain tax positions as of June 30, 2012. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements, and is reflected in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of June 30, 2012 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the six months ended June 2012, the liability for income taxes has decreased approximately $521,000. This decrease in the liability is primarily related to the settlement of a tax audit in Japan. As a result of this settlement, a discrete benefit of $365,000 was recorded in the three months and six months ended June 30, 2012.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands of U.S. dollars)	Americas	Europe	Asia	Consolidated
Three Months Ended June 30, 2012
Research and development revenue	$2,734	$(1)	$363	$3,096
Product royalty revenue	11,703	-	-	11,703
Co-promotion revenue	1,757	-	-	1,757
Contract and collaboration revenue	142	(28)	13	127
Total revenues	16,336	(29)	376	16,683
Research and development expenses	3,189	1,345	701	5,235
Depreciation and amortization	124	247	10	381
Other operating expenses	12,745	699	297	13,741
Income (loss) from operations	278	(2,320)	(632)	(2,674)
Interest income	22	7	1	30
Interest expense	-	(550)	(42)	(592)
Other non-operating expense	(42)	(273)	(240)	(555)
Loss before income taxes	$258	$(3,136)	$(913)	$(3,791)
Capital expenditures	$212	$11	$-	$223

Three Months Ended June 30, 2011
Research and development revenue	$1,449	$-	$293	$1,742
Product royalty revenue	11,043	-	-	11,043
Co-promotion revenue	1,061	-	-	1,061
Contract and collaboration revenue	142	-	12	154
Total revenues	13,695	-	305	14,000
Research and development expenses	5,587	860	1,446	7,893
Depreciation and amortization	55	1	22	78
Other operating expenses	13,114	252	278	13,644
Loss from operations	(5,061)	(1,113)	(1,441)	(7,615)
Interest income	54	-	1	55
Interest expense	-	(573)	(41)	(614)
Other non-operating income (expense), net	(7)	(3,043)	(72)	(3,122)
Loss before income taxes	$(5,014)	$(4,729)	$(1,553)	$(11,296)
Capital expenditures	$36	$-	$11	$47

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Six Months Ended June 30, 2012
Research and development revenue	$5,213	$2	$466	$5,681
Product royalty revenue	22,631	-	-	22,631
Co-promotion revenue	2,523	-	-	2,523
Contract and collaboration revenue	283	(15)	26	294
Total revenues	30,650	(13)	492	31,129
Research and development expenses	4,011	2,862	1,714	8,587
Depreciation and amortization	244	467	20	731
Other operating expenses	22,798	1,415	594	24,807
Income (loss) from operations	3,597	(4,757)	(1,836)	(2,996)
Interest income	40	9	1	50
Interest expense	-	(1,100)	(84)	(1,184)
Other non-operating expense	33	(83)	769	719
Loss before income taxes	$3,670	$(5,931)	$(1,150)	$(3,411)
Capital expenditures	$252	$3,445	$-	$3,697

Six Months Ended June 30, 2011
Research and development revenue	$2,897	$-	$809	$3,706
Product royalty revenue	20,161	-	-	20,161
Co-promotion revenue	1,999	-	-	1,999
Contract and collaboration revenue	283	-	25	308
Total revenues	25,340	-	834	26,174
Research and development expenses	12,913	1,387	2,813	17,113
Depreciation and amortization	453	158	39	650
Other operating expenses	24,218	404	565	25,187
Loss from operations	(12,244)	(1,949)	(2,583)	(16,776)
Interest income	123	1	1	125
	-	(1,143)	(82)	(1,225)
Other non-operating income (expense), net	(11)	(3,242)	(4)	(3,257)
Loss before income taxes	$(12,132)	$(6,333)	$(2,668)	$(21,133)
Capital expenditures	$78	$6,000	$102	$6,180

As of June 30, 2012
Property and equipment, net	$1,366	$19	$268	$1,653
Identifiable assets, net of intercompany loans and investments	$85,033	$27,964	$11,941	$124,938

As of December 31, 2011
Property and equipment, net	$1,359	$16	$294	$1,669
Identifiable assets, net of intercompany loans and investments	$96,490	$47,925	$13,154	$157,569

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

Overview

We are a global pharmaceutical company focused on the discovery, development and commercialization of proprietary drugs based on prostones and other novel drug technologies. Prostones are a class of fatty acid compounds that occur naturally in the human body as a result of the enzymatic catalysis by 15-Prostaglandin Dehydrogenase (15-PGDH) of eicosanoids, and other docosanoid molecules specifically synthesized with 15 position keto groups.

The therapeutic potential of prostones was first identified by one of our founders, Dr. Ryuji Ueno. Our lead compounds primarily act on ClC-2 chloride and BK potassium ion channels. ClC-2 channel activators restore and repair tight junctions, maintain chloride homeostasis and increase fluid transmission across membranes and tissue barriers. BK channel activators are neuroprotective via hyperpolarization of excitable membranes, counteract endothelin-1 induced vasoconstriction, relax vascular smooth muscle cells, increase microvascular circulation, stabilize the mitochondrial membrane and decrease stress induced cell death Prostones also have anti-inflammatory properties. Prostones offer a wide-ranging therapeutic potential, particularly for age-related diseases. We are focused on developing prostones to treat gastrointestinal, ophthalmologic, central nervous system, or CNS, vascular and respiratory diseases as well as we are considering other potential therapeutic applications.

We generate revenue mainly from product royalties, development milestone payments, and clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue research and development activities and as we seek regulatory approvals for additional indications globally for AMITIZA and RESCULA and other compounds on an international basis.

To date, two prostone products have received marketing approval, AMITIZA and RESCULA. A third prostone, cobiprostone, has been studied in phase II trials in humans. Our orphan drug application for cobiprostone for oral mucositis with the U.S. Food and Drug Administration, or FDA, is under review with the FDA requesting additional information to support the application. Two additional prostones, SPI 017 and SPI 3608, have also been developed for human testing.

AMITIZA is being marketed and developed in the U.S. for gastrointestinal indications under the October 2004 collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda Agreement. We are primarily responsible for clinical development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. We and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of chronic idiopathic constipation, or CIC, in April 2006 and for the treatment of irritable bowel syndrome with constipation, or IBS-C, in May 2008. In July 2012, we filed a supplemental new drug application, or sNDA, with the FDA seeking priority review of a new indication for the use of AMITIZA in the treatment of opioid-induced constipation, or OIC. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there.

We received notification from the International Court of Arbitration, International Chamber of Commerce, or ICC, on its claims in the dispute with its U.S. partner, Takeda Pharmaceutical Company Limited, in July 2012. The ICC did not agree with our claims and did not award any attorneys’ fees or costs to either party. The Collaboration Agreement and all of its terms, rights and conditions for AMITIZA remain in force until expiring in December 2020. We are not pursuing post-arbitration award relief.

In Japan, lubiprostone is being developed and marketed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott, for the treatment of CIC in Japan. We received approval of its new drug application, or NDA, for AMITIZA for the treatment of chronic constipation, or CC, from the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, in July 2012. We are currently engaged in pricing negotiations with the Ministry of Health, Labor and Welfare, or MHLW, and expect those negotiations to conclude in the third quarter of 2012. In that event, we anticipate a launch by Abbott in the fourth quarter of 2012. Because the approval includes CIC and other indications such as OIC, we are evaluating options for the commercialization of the additional indications. Abbott has the right of exclusive negotiations for the additional indications other than OIC and IBS-C for 120 days and if no agreement is reached, we have the right to negotiate with third parties. We have the right to negotiate with third parties for the OIC and IBS-C indications or market those indications itself. Abbott has 45 days to meet the terms and conditions of any third party bona fide offer.

In Europe, we have started to market AMITIZA, on a limited basis, in Switzerland in February 2012 while we continue discussions with the Swiss Federal Office of Public Health for pricing approval. In the U.K., we are awaiting a final regulatory decision in the third quarter of 2012 by the Medicines and Healthcare products Regulatory Agency, or MHRA, for the use of AMITIZA to treat CIC for four weeks. In the meantime AMITIZA is being made available through a Named Patient Program in the E.U., Iceland and Norway. We continue to evaluate the opportunities in the E.U. We plan to file for the OIC indication in Switzerland and the U.K. before end of year.

We hold license agreements for RESCULA, in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. In the U.S., our discussions with the FDA under the sNDA have resulted in a FDA complete response letter that recommended improvements to the label. These improvements include removal of second line therapy language to enable first line use, removal of the prostaglandin description, and inclusion of BK potassium channel and ClC-2 chloride channel activator to the mechanism of action section. However, we continue discussions with the FDA through a reconsideration process instead of the administrative appeal process to seek further revisions to the label to more fully and accurately reflect current scientific understanding. We anticipate agreement on the final RESCULA label during the third quarter of this year. We plan to launch RESCULA in the U.S. during the fourth quarter for the treatment of the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension after the resolution of the label process. We are also evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries as well as obtaining reauthorization in those countries to commercialize unoprostone isopropyl.

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

Our Clinical Development Programs

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA in the United States and Canada

We currently are pursuing development of a third gastrointestinal indication of AMITIZA for the treatment of OIC, in patients with chronic non-cancer pain, a constipation-related gastrointestinal indication. We have submitted a sNDA, for the OIC indication in July 2012.

AMITIZA in Japan

In June 2012, we received approval from the MHLW for the use of AMITIZA for CC. We are engaged in pricing discussions with the MHLW and expect a decision in the fourth quarter 2012.

AMITIZA in other territories

In Europe, we have submitted a filing for approval of AMITIZA to treat CIC in the U.K, responded to questions from the MHRA and expect a decision in the third quarter of 2012. If we receive approval in the U.K, we will seek approval in other European countries following the mutual recognition procedure. We will also seek approval this year for OIC in European countries.

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

Our discussions with the FDA have resulted in changes to the U.S. label for RESCULA but we continue to seek further revisions to the label to more fully and accurately reflect current scientific understanding. We anticipate the resolution in the third quarter of 2012. We plan to launch RESCULA in the U.S. during the fourth quarter for its approved indication after the resolution of the label process.

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

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
AMITIZA ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	Pricing negotiations with government ongoing

		Marketing Authorization Application (MAA) submitted in 2011 in UK	MAA approval

		New Drug Application (NDA) approved in July 2012 in Japan	Pricing negotiations with government, followed by launch in Q4 2012

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Phase 3 completed; sNDA submitted in the US in July 2012	sNDA approval (U.S.); submission of MAAs in Switzerland and U.K., MRP to get pan-European approval after U.K. approval

	Pediatric constipation	Open-labeled clinical study completed in patients 3–17 years	Initiate well-controlled phase 3 clinical studies

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

	Inflammatory bowel disease (IBD)	Preclinical	_____

RESCULA ® (unoprostone isopropyl)	Glaucoma and ocular hypertension	Approved in the U.S.	Label update in the U.S. and E.U.; relaunch in the U.S. and resubmission in the E.U. and Switzerland

	Retinitis pigmentosa	Orphan drug status achieved in the U.S.	Awaiting results of additional R-Tech trial in this indication

Cobiprostone	Gastrointestinal
	Oral mucositis	Formulation development	Initiate phase 1a/b studies

	Inflammatory bowel disease (IBD)	Preclinical	Conducting further preclinical studies

Pulmonary
	Chronic obstructive pulmonary disease (COPD)	Preclinical	Evaluating next steps

	Cystic Fibrosis	Phase 2a completed	Evaluating next steps

Dermatology
	Wound Healing	Preclinical	Evaluating next steps

SPI-3608	Spinal stenosis	Preclinical	Initiate phase 1 trial

SPI-017	Spinal stenosis	Phase 1 completed	Evaluating phase 2 design

Results of Operations

Comparison of three months ended June 30, 2012 and June 30, 2011

Revenues

The following table summarizes our revenues for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
(In thousands of U.S. dollars)	2012	2011
Research and development revenue	$3,096	$1,742
Product royalty revenue	11,703	11,043
Co-promotion revenue	1,757	1,061
Contract and collaboration revenue	127	154
Total	$16,683	$14,000

Total revenues were $16.7 million for the three months ended June 30, 2012 compared to $14.0 million for the three months ended June 30, 2011, an increase of $2.7 million or 19.1%.

Research and development revenue

Research and development revenue was $3.1 million for the three months ended June 30, 2012 compared to $1.7 million for the three months ended June 30, 2011, an increase of $1.4 million or 77.7%. The increase in research and development revenue was primarily due to revenue associated with the ongoing development of AMITIZA. The revenue recognized under the Abbott Agreement increased to $362,000 for the three months ended June 30, 2012 from $293,000 for the three months ended June 30, 2011. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program. This phase of development was completed upon the Japan approval received in Japan. The revenue recognized under the Takeda Agreement increased to $2.7 million for the three months ended June 30, 2012 from $1.4 million for the three months ended June 30, 2011.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $11.7 million for the three months ended June 30, 2012 compared to $11.0 million for the three months ended June 30, 2011, an increase of $660,000 or 6.0%. The increase in product royalty revenue was primarily due to a 6.0% increase in net sales of AMITIZA. Net sales of AMITIZA as reported to us by our partner, increased 6.0%, to $65.0 million, for the second quarter of 2012, compared to $61.4 million in the same period of 2011.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was $1.8 million for the three months ended June 30, 2012 compared to $1.1 million for the three months ended June 30, 2011, an increase of $697,000 or 65.7%. The majority of the increase was due to additional compensation related to the level of Takeda activity during the twelve months to March 2011.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
(In thousands of U.S. dollars)	2012	2011
Direct costs:
AMITIZA	$3,495	$6,418
Cobiprostone	271	-
SPI-017	45	47
RESCULA	551	80
Other	297	940
Total	4,659	7,485

Indirect costs	576	408
Total	$5,235	$7,893

Total research and development expenses for the three months ended June 30, 2012 were $5.2 million compared to $7.9 million for the three months ended June 30, 2011, a decrease of $2.7 million or 33.7%. The decrease was primarily due to higher expenses in 2011, associated with the ongoing third phase 3 trial of lubiprostone for OIC patients.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
(In thousands of U.S. dollars)	2012	2011
Salaries, benefits and related costs	$2,100	$1,598
Legal, consulting and other professional expenses	3,448	8,803
Stock-based compensation	333	276
Other expenses	2,134	1,017
Total	$8,015	$11,694

General and administrative expenses were $8.0 million for the three months ended June 30, 2012, compared to $11.7 million for the three months ended June 30, 2011, a decrease of $3.7 million or 31.5%. The decrease in legal, consulting and other professional expenses relates primarily to lower costs incurred in connection with the conclusion of certain legal matters, including our disputes with Takeda and a contract research organization. The increase in other expenses primarily relates to higher costs incurred in connection to investor relations, market research and intellectual property management.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $6.1 million for the three months ended June 30, 2012, compared to $2.0 million for the three months ended June 30, 2011, an increase of $4.1 million. The increase in selling and marketing expenses relates primarily to some non-recurring pre-commercialization planning activities for AMITIZA and RESCULA.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
(In thousands of U.S. dollars)	2012	2011
Interest income	$30	$55
Interest expense	(592)	(614)
Other income (expense), net	(555)	(3,122)
Total	$(1,117)	$(3,681)

Interest income was $30,000 for the three months ended June 30, 2012, compared to $55,000 for the three months ended June 30, 2011, a decrease of $25,000, or 45.5%. The decrease was primarily due to lower prevailing interest rates earned by our investments and lower cash balances.

Interest expense was $592,000 for the three months ended June 30, 2012, compared to $614,000 for the three months ended June 30, 2011, a decrease of $22,000, or 3.6%.

Other expense was $555,000 for the three months ended June 30, 2012, compared to other expense of $3.1 million for the three months ended June 30, 2011, a decrease of 2.6 million. The majority of the decrease relates to foreign exchange gains that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax benefit of $3.0 million and $2.3 million, for three months ended June 30, 2012 and 2011, respectively. The tax benefit for the three months ended June 30, 2012 primarily related to pre-tax income and losses generated by our U.S., Japanese and Swiss subsidiaries and a net discrete tax benefit of $1.6 million. The discrete benefit related primarily to (i) a benefit of $1.5 million related to the reassessment of the partial internal transfer of intellectual property, (ii) a benefit of $365,000 related to the settlement of a tax audit with the Japanese tax authorities and (iii) an expense of $168,000 related to the amortization of the deferred charge. The tax benefit for the three months ended June 30, 2011 primarily related to the taxable loss generated by our U.S. subsidiary.

.

Comparison of six months ended June 30, 2012 and June 20, 2011

Revenues

The following table summarizes our revenues for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
(In thousands of U.S. dollars)	2012	2011
Research and development revenue	$5,681	$3,706
Product royalty revenue	22,631	20,161
Co-promotion revenue	2,523	1,999
Contract and collaboration revenue	294	308
Total	$31,129	$26,174

Total revenues were $31.1 million for the six months ended June 30, 2012 compared to $26.2 million for the six months ended June 30, 2011, an increase of $4.9 million or 18.9%.

Research and development revenue

Research and development revenue was $5.7 million for the six months ended June 30, 2012 compared to $3.7 million for the six months ended June 30, 2011, an increase of $2.0 million or 53.3%. The increase in research and development revenue was primarily due to revenue associated with the ongoing third phase 3 clinical trial of lubiprostone for OIC and re-monitoring costs for previous trials. The revenue recognized under the Abbott Agreement decreased to $465,000 for the six months ended June 30, 2012 from $809,000 for the six months ended June 30, 2011. We are recognizing the revenue from the payments from Abbott using a percentage-of-completion model over the estimated term of the CIC development program. This phase of development was completed upon the Japan approval received in Japan. The revenue recognized under the Takeda Agreement increased to $5.2 million for the six months ended June 30, 2012 from $2.9 million for the six months ended June 30, 2011.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $22.6 million for the six months ended June 30, 2012 compared to $20.2 million for the six months ended June 30, 2011, an increase of $2.4 million or 12.3%. The increase in product royalty revenue was primarily due to a 9.1% increase in net sales of AMITIZA. Net sales of AMITIZA as reported to us by our partner, increased 9.1%, to $122.9 million, for the six months ended of 2012, compared to $112.0 million in the same period of 2011.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was $2.5 million for the six months ended June 30, 2012 compared to $2.0 million for the six months ended June 30, 2011, an increase of $524,000 or 26.2%, primarily as a result of additional compensation from Takeda due to the level of their sales activity in the year to March 2011, offset by a reduction due to the change in the method of reimbursement following the ending of the applicable provision in the Supplemental Takeda Agreement.

Research and Development Expenses

The following summarizes our research and development expenses for the three and six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
(In thousands of U.S. dollars)	2012	2011
Direct costs:
AMITIZA	$4,244	$13,398
Cobiprostone	728	176
SPI-017	151	127
RESCULA	1,335	763
Other	1,112	1,759
Total	7,570	16,223

Indirect costs	1,017	890
Total	$8,587	$17,113

Total research and development expenses for the six months ended June 30, 2012 were $8.6 million compared to $17.1 million for the six months ended June 30, 2011, a decrease of $8.5 million or 49.8%. The decrease was primarily due to higher expenses in 2011, associated with the ongoing third phase 3 trial of lubiprostone for OIC patients.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the three and six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
(In thousands of U.S. dollars)	2012	2011
Salaries, benefits and related costs	$4,176	$3,358
Legal, consulting and other professional expenses	6,594	15,407
Stock-based compensation	851	400
Other expenses	3,721	2,226
Total	$15,342	$21,391

General and administrative expenses were $15.3 million for the six months ended June 30, 2012, compared to $21.4 million for the six months ended June 30, 2011, a decrease of $6.1 million or 28.3%. The decrease in legal, consulting and other professional expenses relates primarily to lower costs incurred in connection with the conclusion of certain legal matters, including our concluded disputes with Takeda and a contract research organization. The increase in other expenses primarily relates to higher costs incurred in connection to investor relations, market research and intellectual property management.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $10.2 million for the six months ended June 30, 2012, compared to $4.4 million for the six months ended June 30, 2011, an increase of $5.8 million. The increase in selling and marketing expenses relates primarily to some non-recurring pre-commercialization planning activities for AMITIZA and RESCULA. Part of the ongoing AMITIZA co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three and six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
(In thousands of U.S. dollars)	2012	2011
Interest income	$50	$125
Interest expense	(1,184)	(1,225)
Other income (expense), net	719	(3,257)
Total	$(415)	$(4,357)

Interest income was $50,000 for the six months ended June 30, 2012, compared to $125,000 for the six months ended June 30, 2011, a decrease of $75,000, or 60.0%. The decrease was primarily due to lower prevailing interest rates earned by our investments and lower cash balances.

Interest expense was $1.2 million for the six months ended June 30, 2012, compared to $1.2 million for the six months ended June 30, 2011, a decrease of $41,000, or 3.3%.

Other income was $719,000 for the six months ended June 30, 2012, compared to other expense of $3.3 million for the six months ended June 30, 2011, an increase of $4.0 million. The majority of the increase relates to foreign exchange losses in the prior year that are unrealized, non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax benefit of $664,000 and $5.2 million, for six months ended June 30, 2012 and 2011, respectively. The tax benefit for the six months ended June 30, 2012 primarily related to pre-tax income and losses generated by our U.S., Swiss and Japanese subsidiaries, offset by a discrete benefit of $709,000. The discrete benefit related primarily to (i) a benefit of $778,000 related to the reassessment of the partial internal transfer of intellectual property, (ii) a benefit of $365,000 related to the settlement of a tax audit with the Japanese tax authorities and (iii) an expense of $336,000 related to the amortization of the deferred charge. The tax benefit for the six months ended June 30, 2011 primarily related to the taxable loss generated by our U.S. subsidiary.

Reportable Geographic Segments

We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the progress of research and development activities. The financial results in these three segments based on geographic locations for the three and six months ended June 30, 2012 are summarized in the table below.

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $3.7 million for the six months ended June 30, 2012 compared to loss before taxes of $12.1 million for the six months ended June 30, 2011. These results primarily reflect lower expenses associated with research and development and legal expenses as well as an increase in royalty revenues.

Our segment in Europe recorded a loss before taxes of $5.9 million for the six months ended June 30, 2012 compared to loss before taxes of $6.3 million for the six months ended June 30, 2011. These results primarily reflect an increase in research and development costs.

Our segment in Asia recorded a loss before taxes of $1.2 million for the six months ended June 30, 2012 compared to a loss before taxes of $2.7 million during the six months ended June 30, 2011. These results primarily reflect the effect of foreign currency fluctuations during the six months ended June 30, 2012.

(In thousands of U.S. dollars)	Americas	Europe	Asia	Consolidated
Three Months Ended June 30, 2012
Total revenues	$16,336	$(29)	$376	$16,683
Income (loss) before taxes	258	(3,136)	(913)	(3,791)

Three Months Ended June 30, 2011
Total revenues	$13,695	$-	$305	$14,000
Loss before taxes	(5,014)	(4,729)	(1,553)	(11,296)

Six Months Ended June 30, 2012
Total revenues	$30,650	$(13)	$492	$31,129
Income (loss) before taxes	3,670	(5,931)	(1,150)	(3,411)

Six Months Ended June 30, 2011
Total revenues	$25,340	$-	$834	$26,174
Loss before taxes	(12,132)	(6,333)	(2,668)	(21,133)

Identifiable assets
As of June 30, 2012	$85,033	$27,964	$11,941	$124,938
As of December 31, 2011	96,490	47,925	13,154	157,569

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

Our cash, cash equivalents, restricted cash and investments consist of the following:

	June 30,	December 31,
(In thousands of U.S. dollars)	2012	2011
Cash and cash equivalents	$61,691	$50,662
Restricted cash, current	15,113	15,113
Restricted cash, non-current	2,096	2,129
Investments, current	9,685	24,452
Investments, non-current	-	998
Total	$88,585	$93,354

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with a maturity at time of purchase of 90 days or less.

As of June 30, 2012 and December 31, 2011, our restricted cash consisted primarily of the collateral to SPL’s loan with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and with Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of June 30, 2012, our short-term investments consisted of municipal bonds that have short-term maturities of one year or less. We did not have any non-current investments at June 30, 2012.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(In thousands of U.S. dollars)	2012	2011
Cash provided by (used in):
Operating activities	$768	$(14,386)
Investing activities	12,013	13,726
Financing activities	78	104
Effect of exchange rates	(1,830)	3,592
Net increase in cash and cash equivalents	$11,029	$3,036

Six months ended June 30, 2012

Net cash provided by operating activities was $707,000 for the six months ended June 30, 2012. This reflected a net loss of $2.7 million as well as changes in other operating assets and liabilities.

Net cash provided by investing activities of $12.0 million for the six months ended June 30, 2012 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments and intangible assets.

Net cash provided by financing activities of $78,000 for the six months ended June 30, 2012 resulted from the proceeds received from the exercise of stock options and proceeds we received under our employee stock purchase plan.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for six months ended June 30, 2012 was a decrease of $1.8 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. During 2011, we repurchased 186,987 shares of our class A common stock under this program at a cost of $700,042. During the six months ended June 30, 2012, we did not purchase any shares of our class A common stock under this program.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At June 30, 2012, we have sufficient liquidity for the next 12 months.

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

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of June 30, 2012.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of June 30, 2012 and December 31, 2011, approximately 11.4% and 16.7%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2012. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in our Annual Report on Form 10-K, we submitted for filing with the ICC, a demand for arbitration under the applicable provisions of the Takeda Agreement, which specify that New York law will govern the procedural and substantive aspects of the arbitration. We received the final arbitration award from the ICC in which the ICC did not agree with our claims against Takeda and did not award any attorneys’ fees or costs against either party, in July 2012. Upon review, we have determined not to pursue further proceedings.

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

Sucampo Pharmaceuticals, Inc.

August 9, 2012	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 9, 2012	By:	/s/ CARY J. CLAIBORNE
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

