Form 10-Q
period 2012-09-30
Sucampo Pharmaceuticals, Inc.
filed 2012-11-09
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data dFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 29, 2012, there were 41,905,364 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of U.S. dollars, except share data)

	September 30,	December 31,
	2012	2011
ASSETS:
Current assets:
Cash and cash equivalents	$57,246	$50,662
Investments, current	6,229	24,452
Product royalties receivable	13,346	10,795
Unbilled accounts receivable	571	2,036
Accounts receivable, net	1,235	4,616
Prepaid and income taxes receivable	3,316	2,845
Deferred tax assets, current	33	163
Deferred charge, current	673	3,057
Restricted cash, current	15,113	15,113
Prepaid expenses and other current assets	2,611	1,177
Total current assets	100,373	114,916

Investments, non-current	-	998
Property and equipment, net	1,563	1,669
Intangibles assets, net	7,660	8,364
Deferred tax assets, non-current	1,728	2,089
Deferred charge, non-current	5,381	26,751
Restricted cash, non-current	3,548	2,129
Other assets	878	653
Total assets	$121,131	$157,569

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$3,455	$6,978
Accrued expenses	8,800	13,648
Deferred revenue, current	3,841	3,888
Deferred tax liability, current	51	2,167
Notes payable, current	20,300	20,400
Total current liabilities	36,447	47,081
	0
Notes payable, non-current	40,883	39,227
Deferred revenue, non-current	7,101	7,045
Deferred tax liability, non-current	5,125	23,019
Other liabilities	2,211	2,603
Total liabilities	91,767	118,975

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at September 30, 2012 and December 31, 2011; 41,901,785 and 15,690,780 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	419	157
Class B common stock, $0.01 par value; 0 and 75,000,000 shares authorized at September 30, 2012 and December 31, 2011; 0 and 26,191,050 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	262
Additional paid-in capital	61,723	59,957
Accumulated other comprehensive income	16,110	17,854
Treasury stock, at cost; 310,122 and 186,987 shares at September 30, 2012 and December 31, 2011, respectively	(1,256)	(700)
Accumulated deficit	(47,632)	(38,936)
Total stockholders' equity	29,364	38,594
Total liabilities and stockholders' equity	$121,131	$157,569

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Research and development revenue	$737	$2,885	$6,418	$6,591
Product royalty revenue	13,890	10,563	36,521	30,724
Co-promotion revenue	730	769	3,253	2,768
Contract and collaboration revenue	139	155	433	463
Total revenues	15,496	14,372	46,625	40,546

Operating expenses:
Research and development	5,615	8,725	14,202	25,838
General and administrative	7,256	7,926	22,598	29,317
Selling and marketing	4,278	2,243	14,474	6,689
Total operating expenses	17,149	18,894	51,274	61,844

Loss from operations	(1,653)	(4,522)	(4,649)	(21,298)
Non-operating income (expense):
Interest income	68	35	118	160
Interest expense	(596)	(619)	(1,780)	(1,844)
Other income (expense), net	8	1,224	727	(2,033)
Total non-operating income (expense), net	(520)	640	(935)	(3,717)

Loss before income taxes	(2,173)	(3,882)	(5,584)	(25,015)
Income tax benefit (provision)	(3,776)	(196)	(3,112)	5,009
Net loss	$(5,949)	$(4,078)	$(8,696)	$(20,006)

Net loss per share:
Basic net loss per share	$(0.14)	$(0.10)	$(0.21)	$(0.48)
Diluted net loss per share	$(0.14)	$(0.10)	$(0.21)	$(0.48)
Weighted average common shares outstanding - basic	41,678	41,877	41,697	41,864
Weighted average common shares outstanding - diluted	41,678	41,877	41,697	41,864

Comprehensive loss:
Net loss	$(5,949)	$(4,078)	$(8,696)	$(20,006)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax effect	28	100	23	108
Foreign currency translation	(175)	(2,121)	(1,767)	1,161
Comprehensive loss	$(6,096)	$(6,099)	$(10,440)	$(18,737)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands of U.S. dollars, except share data)

						Accumulated
	Class A		Class B		Additional	Other				Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Equity
Balance at December 31, 2011	15,690,780	$157	26,191,050	$262	$59,957	$17,854	186,987	$(700)	$(38,936)	$38,594
Conversion of shares	26,191,050	262	(26,191,050)	(262)	-	-	-	-	-	-
Employee stock option expense	-	-	-	-	1,683	-	-	-	-	1,683
Stock issued upon exercise of stock options	17,484	-	-	-	67	-	-	-	-	67
Stock issued under employee stock purchase plan	2,471	-	-	-	16	-	-	-	-	16
Foreign currency translation	-	-	-	-	-	(1,767)	-	-	-	(1,767)
Unrealized gain on investments, net of tax effect	-	-	-	-	-	23	-	-	-	23
Treasury shares purchased, not retired	-	-	-	-	-	-	123,135	(556)	-	(556)
Net loss	-	-	-	-	-	-	-	-	(8,696)	(8,696)
Balance at September 30, 2012	41,901,785	$419	-	$-	$61,723	$16,110	310,122	$(1,256)	$(47,632)	$29,364

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(8,696)	$(20,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,105	1,026
Deferred tax provision	(19,511)	12
Deferred charge	23,754	(7,774)
Stock-based compensation	1,683	926
Amortization of premiums on investments	49	600
Notes payable paid-in-kind interest	1,656	1,719
Changes in operating assets and liabilities:
Accounts receivable	3,381	(408)
Unbilled accounts receivable	1,464	(676)
Product royalties receivable	(2,551)	(47)
Inventory	87	-
Prepaid and income taxes receivable and payable, net	(467)	2,340
Accounts payable	(3,513)	2,144
Accrued expenses	(1,853)	5,403
Deferred revenue	(45)	(2,994)
Other assets and liabilities, net	(1,711)	656
Net cash used in operating activities	(5,168)	(17,079)

Cash flows from investing activities:
Purchases of investments	(5,929)	(20,598)
Proceeds from sales of investments	750	7,380
Maturities of investments	24,345	40,205
Purchases of property and equipment	(306)	(284)
Proceeds from disposals of property and equipment	-	79
Purchases of intangible assets	(3,000)	(3,000)
Purchase of other investing activities	(432)	-
Restricted cash	(1,364)	(2,286)
Issuance of notes receivable	-	(100)
Net cash provided by investing activities	14,064	21,396

Cash flows from financing activities:
Proceeds from exercise of stock options	67	98
Proceeds from employee stock purchase plan	15	8
Purchase of treasury stock	(556)	(149)
Net cash used in financing activities	(474)	(43)

Effect of exchange rates on cash and cash equivalents	(1,838)	1,750

Net increase in cash and cash equivalents	6,584	6,024
Cash and cash equivalents at beginning of period	50,662	49,243
Cash and cash equivalents at end of period	$57,246	$55,267

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible assets included in accrued expenses	$-	$3,000
Purchase of other investing activities included in accounts payable	$2	$-

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is a global pharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs based on prostones and other novel drug technologies. The therapeutic potential of prostones was first discovered by the Company’s cofounder, Dr. Ryuji Ueno, and under his leadership the company has pioneered the field of prostones. Prostones are naturally occurring fatty acid metabolites. Originally thought to be biologically inert, prostones have emerged as a promising compound class with unique physiological activities which can be targeted for the treatment of unmet or underserved medical needs.

Prostones act locally to restore normal function in cells and tissues, and because they are quickly metabolized to an inactive form, their pharmacologic activity can be targeted to specific organs and tissues. They possess a unique mechanism of action as highly potent and selective ion channel activators. Ion channels are integral parts of cell membranes that regulate the flow of specific ions into and out of cells. This regulation is key to the functioning of cells, such as metabolic processes and cell survival. As such, prostones are physiological mediators of the restoration of cellular homeostasis and tissue regeneration. There is also evidence that prostones have anti-inflammatory properties and can prevent cell death.

The Company’s prostone-based compounds target the ClC-2 and BK ion channels. Because these ion channels play an important role in physiology, targeted dosing of prostones may have broad applicability in many disease states in different organ systems. The Company has developed synthetic analogs of the naturally occurring prostones, which have been optimized to be more potent, selective, and stable, thus enabling their use as drugs. Prostones are very selective for their molecular targets, and the approved prostone-based compounds are well-tolerated and generally safe.

The Company is focused on developing prostones to treat gastrointestinal, ophthalmologic, central nervous system, and vascular diseases, as well as considering other potential therapeutic applications.

The Company currently generates revenue mainly from product royalties, development milestone payments, and clinical development activities. The Company expects to also generate revenue in the future from the sale of product. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities and seeks regulatory approvals for additional indications for AMITIZA® (lubiprostone), RESCULA® (unoprostone isopropyl) and other compounds, and commercializes approved products on a global basis.

To date, two prostone products have received marketing approval, AMITIZA® and RESCULA®. A third prostone, cobiprostone, or SPI-8811, is currently in clinical development for the target indication of the prevention of oral mucositis. The Company’s orphan drug application for cobiprostone for oral mucositis is under review with the U.S. Food and Drug Administration, or FDA. Two additional prostones, SPI-017 and SPI-3608, have also been developed for human testing for the indication of the management of pain caused by spinal stenosis.

AMITIZA is being marketed in the U.S. for two gastrointestinal indications under the October 2004 collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda Agreement. These indications are chronic idiopathic constipation, or CIC, in adults and irritable bowel syndrome with constipation, or IBS-C, in adult women. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there. The Company is primarily responsible for clinical development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC, in April 2006 and for the treatment of IBS-C in May 2008. In July 2012, the Company filed a supplemental new drug application, or sNDA, with the FDA seeking priority review of a new, third indication for the use of AMITIZA in the treatment of opioid-induced constipation, or OIC. In September 2012, the FDA accepted the sNDA and agreed to a priority review, which is expected to be completed in late January 2013.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In Japan, lubiprostone is being developed and marketed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott, for the treatment of chronic idiopathic constipation, or CIC, in Japan. The Company received approval of its new drug application, or NDA, for AMITIZA for the treatment of chronic constipation, or CC, excluding constipation caused by organic diseases, from the Ministry of Health, Labour and Welfare, or MHLW, in June 2012. The Company is currently engaged in pricing negotiations with Japanese authorities, and expects those negotiations to conclude in the fourth quarter of 2012. In that event, the Company anticipates a launch by Abbott in the fourth quarter of 2012. Because the approval includes CIC and other indications such as OIC, the Company is evaluating options for the commercialization of the additional indications. Abbott has the right of first refusal for a limited time period of exclusive negotiations for indications other than OIC and IBS-C. If Abbott declines to negotiate for those other indications or there is no agreement reached regarding the other indications, the Company has the right to negotiate with third parties for the other indications, or market those indications itself as is the case with OIC and IBS-C. Abbott has 45 days to meet the terms and conditions of any third party bona fide offer.

In Europe, the Company has marketed AMITIZA, on a limited basis, in Switzerland since February 2012 while the Company continued discussions with the Swiss Federal Office of Public Health for pricing approval. The Company expects to conclude the pricing discussions in the fourth quarter of this year and therefore enable greater patient access for AMITIZA in this market. In the U.K., the Company received approval in September 2012 from the Medicines and Healthcare products Regulatory Agency, or MHRA, for the use of AMITIZA to treat CIC. The Company intends to actively market AMITIZA in the U.K. in the first quarter of 2013. In the meantime AMITIZA is being made available through a Named Patient Program throughout the E.U., Iceland and Norway. The Company plans to commence the approval process in other E.U countries for CIC via the Mutual Recognition Procedure, or MRP. The Company plans to file for the OIC indication in Switzerland and the U.K. during the fourth quarter of 2012.

The Company holds license agreements for RESCULA in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. In the U.S., RESCULA is approved for the lowering of intra-ocular pressure, or IOP, in open-angle glaucoma and ocular hypertension in patients who are intolerant of or insufficiently responsive to other IOP-lowering medications. The Company’s discussions with the FDA under the sNDA have resulted in a FDA complete response letter that made improvements to the label. These improvements include removal of second line therapy language to enable first line use, removal of the prostaglandin description, and additions to the mechanism of action section. During the quarter ended September 30, 2012, the Company awaits a complete response letter from the FDA, currently anticipated to be received by the end of 2012. The FDA’s action will reflect discussions with the FDA concerning updates to the product’s label and clearance of the product’s manufacturer, R-Tech Ueno, Ltd, or R-Tech, facility. The Company plans to launch RESCULA in the U.S. shortly after the approval of the sNDA. The Company is also evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries, and the timing of seeking reauthorization in those countries to commercialize unoprostone isopropyl.

In other areas of development, the Company entered into agreements in 2011 with CuroNZ of New Zealand, which may augment the Company’s ophthalmic development opportunities, and Numab AG, or Numab of Switzerland, to obtain access to their proprietary technology for the discovery of high-affinity antibodies against certain selected targets.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 15, 2012. The financial information as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Restricted Cash

Restricted cash consists of approximately $18.7 million and $17.2 million at September 30, 2012 and December 31, 2011, respectively. Restricted cash represents cash required to be deposited with certain financial institutions in connection with the Sucampo Pharma, Ltd., or SPL, loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Numab’s loan agreement with Zurcher Kantonalbank and operating leases.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses, approximate their fair values based on their short maturities, independent valuations or internal assessments. The carrying amount of the short and long-term debt at September 30, 2012 and December 31, 2011 approximated its fair value due to the fact that the interest rates are determined based by reference to interbank rates. The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 below, is considered a Level 2 security.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable represent mainly amounts due under the Takeda and the Abbott Agreements. Unbilled accounts receivable represent the research and development expenses that are reimbursable by Takeda but have not been billed to Takeda as of the balance sheet date. The Company recorded an allowance for doubtful accounts at September 30, 2012 of approximately $192,000 related to certain disputed Takeda invoices. No allowance was recorded in 2011.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of September 30, 2012 and December 31, 2011, approximately $4.6 million, or 5.6%, and $15.6 million, or 16.7%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

Revenues from one unrelated party, Takeda, accounted for 98.7% and 97.6%, of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively, and 98.0% and 96.6% for the nine months ended September 30, 2012 and 2011, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 96.0% and 100.0% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at September 30, 2012 and December 31, 2011, respectively. Revenues from another unrelated party, Abbott, accounted for 0.1% and 1.7% of the Company’s total revenues for the three months ended September 30, 2012 and 2011, respectively, and 1.1% and 2.7% for the nine months ended September 30, 2012 and 2011, respectively. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average class A and B common shares outstanding. On August 30, 2012, the Company announced the conversion of all the class B common stock into class A common stock on a one-to-one basis. As a result of the conversion, there is now only a single class of the Company’s common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding. Diluted net loss per share, when applicable, is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share.

The computation of net income (loss) per share for the three and nine months ended September 30, 2012 and 2011 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. dollars, except per share data)	2012	2011	2012	2011
Basic net loss per share:
Net loss	$(5,949)	$(4,078)	$(8,696)	$(20,006)

Weighted average common shares outstanding	41,678	41,877	41,697	41,864

Basic net loss per share	$(0.14)	$(0.10)	$(0.21)	$(0.48)

Diluted net loss per share:
Net loss	$(5,949)	$(4,078)	$(8,696)	$(20,006)

Weighted average common shares outstanding for diluted net income per share	41,678	41,877	41,697	41,864

Diluted net loss per share	$(0.14)	$(0.10)	$(0.21)	$(0.48)

For the periods listed above, there were no potentially diluted securities to be used in the calculations of diluted historical net loss per share as of September 30, 2012 and 2011.

For the periods listed above, the following securities were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive as of September 30, 2012 and 2011 are shown below:

(In thousands of U.S. dollars)	2012	2011
Employee stock options	3,578	3,427
Non-employee stock options	450	450

4.	Current and Non-Current Investments

At September 30, 2012 and December 31, 2011, current and non-current available-for-sale investments consisted of the following securities:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	September 30, 2012
		Unrealized	Unrealized
(In thousands of U.S. dollars)	Cost	Gains	Losses	Fair Value
Current:
U.S. commercial paper	$1,999	$-	$-	$1,999
Municipal securities	4,230	-	-	4,230
Total	$6,229	$-	$-	$6,229

	December 31, 2011
		Unrealized	Unrealized
(In thousands of U.S. dollars)	Cost	Gains	Losses	Fair Value
Current:
U.S. commercial paper	$1,997	$3	$-	$2,000
U.S. government securities	3,250	-	-	3,250
Corporate bonds	7,002	8	(3)	7,007
Variable rate demand notes	12,195	-	-	12,195
Total	$24,444	$11	$(3)	$24,452

Non-current:
U.S. government securities	$1,000	$-	$(2)	$998
Total	$1,000	$-	$(2)	$998

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

The Company’s assets measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, as of September 30, 2012 and December 31, 2011 are as follows:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Fair Value Measurements at Reporting Date Using
September 30, 2012	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of U.S. dollars)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$-	$-	$-
U.S. commercial paper	-	3,499	-	3,499
Corporate bonds	-	1,203	-	1,203
Money market funds	22,440	-	-	22,440
Variable rate demand notes	-	4,230	-	4,230
Total assets measured at fair value	$22,440	$8,932	$-	$31,372

	Fair Value Measurements at Reporting Date Using
December 31, 2011	Quoted Prices in Active Markets for identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands of U.S. dollars)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$4,248	$-	$4,248
U.S. commercial paper	-	2,000	-	2,000
Corporate bonds	-	7,007	-	7,007
Money market funds	12,885	-	-	12,885
Variable rate demand notes	-	12,195	-	12,195
Total assets measured at fair value	$12,885	$25,450	$-	$38,335

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5.	Intangible Assets

In April 2009, the Company entered into an agreement with R-Tech, or the 2009 R-Tech Agreement, to acquire all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the U.S. and Canada. Although RESCULA eye drops have been approved by the FDA since 2000, RESCULA is not currently marketed in the U.S. or Canada. The Company plans to launch RESCULA in the U.S. shortly after the approval of the sNDA.

Under the terms of the 2009 R-Tech Agreement, the Company made an upfront payment of $3.0 million and may be required to pay up to $5.5 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The first milestone payment of $500,000 is payable upon the launch of RESCULA for the treatment of intraocular pressure in patients with open-angle glaucoma or ocular hypertension which is considered as being probable; therefore, this amount is recorded as part of the initial cost of the acquired assets. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of December 31, 2011, both of which are reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The cost is amortized over the 10-year life of the 2009 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $85,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $256,000 for the nine months ended September 30, 2012 and 2011, respectively. The annual amortization expense will be approximately $341,000 through April 2019.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

On March 22, 2011, the Company entered into a license agreement with R-Tech for unoprostone isopropyl, or the 2011 R-Tech Agreement, expanding the Company’s development and commercialization rights as well as its territories beyond their previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company is now evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries, and the timing of seeking reauthorization in those countries to commercialize unoprostone isopropyl.

The Company has made payments to R-Tech of $6.0 million, which is reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets, and may be required to pay up to $100.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. Sucampo AG, or SAG, will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the license agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $153,000 for the three months ended September 30, 2012 and September 30, 2011 and approximately $460,000 and $300,000 for the nine months ended September 30, 2012 and 2011, respectively. The annual amortization expense will be approximately $613,000 through March 2021.

6.	Accrued Expenses

Accrued expenses consist of the following as of:

	September 30,	December 31,
(In thousands of U.S. dollars)	2012	2011
Research and development costs	$3,446	$5,622
Employee compensation	2,536	1,607
Selling and marketing costs	340	76
Legal service fees	732	1,955
RESCULA milestone	500	3,500
Other accrued expenses	1,246	888
Total	$8,800	$13,648

7.	Commitments

Operating Leases

The Company leases office space in the U.S., Switzerland, Japan and U.K., under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, are as follows as of September 30, 2012:

(In thousands of U.S. dollars)
2012 (October - December)	$412
2013	1,103
2014	1,024
2015	1,052
2016	1,084
2017 and thereafter	139
Total minimum lease payments	$4,814

Rent expense for all operating leases was approximately $426,000 and $376,000 for the three months ended September 30, 2012 and 2011, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organization to oversee clinical research and development studies provided on an outsourced basis and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs through 2012 under these agreements as of September 30, 2012 were approximately $5.0 million.

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

The Company recorded the following expenses under its agreements with R-Tech for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Clinical supplies	$331	$-	$1,618	$-
Other research and development services	147	93	451	100
Commercial supplies	298	21	443	144
	$776	$114	$2,512	$244

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(In thousands of U.S. dollars)	2012	2011
Deferred revenue, current	$464	$433
Deferred revenue, non-current	5,274	5,063
	$5,738	$5,496

The Company recognized approximately $112,000 and $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended September 30, 2012 and 2011, and approximately $321,000 and $314,000 for the nine months ended September 30, 2012 and 2011, respectively, which was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The increase in deferred revenue for the nine months ended September 30, 2012 includes a $500,000 milestone receivable from R-Tech as a result of the AMITIZA June NDA approval in Japan.

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or Numab Agreement, with Numab. Numab is considered a related party as a result of an ownership interest by one of the Company’s executive officers. Under the terms of the Numab Agreement, the Company will provide Numab with up to CHF 5.0 million, approximately $5.2 million as of the closing date, as collateral and will serve as guarantor for a loan to Numab from a third party. The Company may name up to four targets against which Numab will use their proprietary technology to discover high-affinity antibodies and to develop these to an investigational new drug ready stage. Numab is eligible for full time equivalent based payments and discovery success dependent fees. Any success dependent fees will result in a corresponding reduction in the amount of the available guarantee. Should Numab default its loan obligations, the collateral may be called upon to meet Numab’s obligation under its loan agreement. As of September 30, 2012, the collateral of $3.3 million has been deposited by the Company and Numab has utilized CHF 3.0 million of its 5.0 million loan. In reviewing the amount outstanding of the loan, the Company has recorded a liability of $1.2 million in collateral callable to meet a potential loan default by Numab. If a biologic is successfully developed, Numab and the Company may enter into a license arrangement in which Numab will be entitled to clinical development milestone payments and increasing tiered royalties on net sales. The Company will be responsible for clinical development and will retain all commercial rights to any resulting biologic product.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In February 2012, the Company entered into a Master Lease Agreement, or Lease Agreement, with Numab whereby the maximum collateral of CHF 5.0 million is reduced by the purchase cost of any equipment leased to Numab. As of September 30, 2012, equipment with a purchase cost of CHF 544,000, approximately $570,000 as of the closing date, was leased to Numab thus reducing the maximum collateral and loan guarantee to CHF 4.5 million. Monthly rental payments are received under the terms of the lease.

9.	Notes Payable

In November 2010, SPL entered into a ¥1,000,000,000, approximating $12.8 million as of the closing date, secured term loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, or the Bank. The loan agreement provides for the extension of credit for the period of one year that can be renewed annually upon the agreement of the Company, SPL and the Bank. The loan was renewed in November 2011. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, plus 1% and is reset quarterly. The interest rate at September 30, 2012 was 1.24%. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $12.8 million and $12.9 million as of September 30, 2012 and December 31, 2011. In connection with the loan agreement, the Company and the Bank executed a guarantee agreement which provides a full guarantee by the Company on behalf of SPL’s obligation to the Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Bank and the deposit bears annual interest of 0.4%, which is recorded as restricted cash, current in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

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

The notes provide for annual payments of the first two payments on December 31, 2011 and 2012, respectively, and then for a semi-annual payment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that, until December 1, 2012 all accrued and unpaid interest will not be paid in cash but instead added to the principal balance of the notes. Ambrent made one principal payment on December 1, 2011 and is scheduled to make the next principal payment on December 1, 2012. For the nine months ended September 30, 2012, approximately $1.7 million of interest expense was added to the principal balance of the notes as paid-in-kind.

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

Notes payable consist of the following as of September 30, 2012 and December 30, 2011:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	September 30,	December 31,
(In thousands of U.S. dollars)	2012	2011
Loan agreement, The Bank of Tokyo-Mitsubishi UFJ, Ltd	$12,800	$12,900
Promissory notes, Sellers of SAG	48,383	46,727
	$61,183	$59,627

Notes payable, current	$20,300	$20,400
Notes payable, non-current	40,883	39,227
	$61,183	$59,627

The aggregated scheduled maturities of notes payable were as follows as of September 30, 2012:

September 30,
(In thousands)	2012
Due in one year	$20,300
Due in two years	8,837
Due in three years	8,938
Due in four years	9,045
Due in five years	9,156
Thereafter	4,907
$61,183

10.	Collaboration and License Agreements

Abbott Agreement

In February 2009, the Company entered into the Abbott Agreement to develop and commercialize lubiprostone for the treatment of CIC in Japan. Additionally, the Abbott Agreement grants Abbott the right to a limited time period of exclusive negotiation to any other indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Under the terms of the Abbott Agreement, payments to the Company include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.

To date, the Company has received a total of $22.5 million in upfront and development milestone payments under Abbott Agreement, including a $5.0 million development milestone payment, received in October 2010, for the submission of a marketing application to the PMDA for lubiprostone at a dosage strength of 24 micrograms for the indication of CIC in Japanese adults, as well as $10.0 million and $7.5 million in upfront and development milestone payments, respectively, in 2009. Under the Abbott Agreement, the Company could receive additional milestone payments based on achieving other specified development and commercialization goals, including $15.0 million due on the first commercial sale in Japan, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreement for the nine months ended September 30, 2012:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Amount Deferred at December 31,	Cash Received for the Nine Months Ended September 30,	Revenue Recognized for the Nine Months Ended September 30,	Foreign Currency Effects for the Nine Months Ended September 30,	Amount Deferred at September 30,
(In thousands of U.S. dollars)	2011	2012	2012	2012	2012
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$860	$-	$39	$(7)	$814

Research and development revenue:
Up-front payment	$203	$-	$199	$(4)	$-
Development milestone payment	$273	-	267	(6)	$-
Total	$476	$-	$466	$(10)	$-

Takeda commercialization and license agreement

The Company has received a total of $150.0 million in upfront and development milestone payments through September 30, 2012 under the Takeda Agreement. Subject to future development and commercial milestones, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the nine months ended September 30, 2012:

	Amount Deferred at December 31,	Cash Received for the Nine Months Ended September 30,	Revenue Recognized for the Nine Months Ended September 30,	Change in Accounts Receivable for the Nine Months Ended September 30,	Amount Deferred at September 30,
(In thousands of U.S. dollars)	2011	2012	2012	2012*	2012
Collaboration revenue:

Up-front payment associated with the Company's obligation to participate in joint committees	$1,323	$-	$110	$-	$1,213

Research and development revenue:
Reimbursement of research and development expenses	$2,778	$10,884	$5,952	$(4,533)	$3,177

Product royalty revenue	$-	$35,614	$36,521	$907	$-

Co-promotion revenue	$-	$3,407	$3,253	$(154)	$-

*	Includes billed and unbilled accounts receivable.

11.	Stock Option Plans

The following table summarizes the employee stock option activity for the nine months ended September 30, 2012 under the Company’s 2001 Incentive Plan:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	190,400	$10.00
Options expired	(34,000)	10.00
Options outstanding, September 30, 2012	156,400	10.00	3.59	$-
Options exercisable, September 30, 2012	156,400	10.00	3.59	$-

The following table summarizes the employee stock option activity for the nine months ended September 30, 2012 under the Company’s Amended and Restated 2006 Stock Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	3,402,380	$4.75
Options granted	428,850	6.53
Options exercised	(17,484)	3.86
Options forfeited	(380,870)	4.53
Options expired	(11,164)	11.21
Options outstanding, September 30, 2012	3,421,712	4.98	8.12	$2,301,889
Options exercisable, September 30, 2012	881,407	6.01	6.25	$616,952

The weighted average grant date fair value of options awarded during the nine months ended September 30, 2012 and the year ended December 31, 2011 was $6.53 and $1.81, respectively. As of September 30, 2012, approximately $2.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.46 years.

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the Company’s 2001 Incentive Plan. As of September 30, 2012 and December 31, 2011, 450,000 of these options were outstanding and exercisable. These non-employee stock options vested immediately and have a weighted average exercise price per share of $5.85 and $5.85, respectively, and remaining contractual life of 2.59 and 3.33 years, respectively, as of September 30, 2012 and December 31, 2011.

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, or ESPP, a total of 2,471 and 2,136 shares of class A common stock were purchased during the nine months ended September 30, 2012 and 2011, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company received $15,266 and $8,133 upon purchase of shares under the ESPP for the nine months ended September 30, 2012 and 2011, respectively.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

For the three months ended September 30, 2012 and 2011, the Company recorded a tax provision of $3.8 million and $196,000, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded a tax provision of $3.1 million and a tax benefit of $5.0 million, respectively. The tax provision for the three months ended September 30, 2012 primarily pertained to pre-tax profits generated by the Company’s U.S and Japanese subsidiaries and a net discrete benefit of $557,000, which is discussed below. The tax provision for the nine months ended September 30, 2012 primarily pertained to a tax expense on pre-tax profits and losses generated by the Company’s U.S. and Japanese subsidiaries, offset by a net discrete benefit of $1.3 million, which is discussed below.

The discrete items for the three months were primarily related to: (i) a benefit of $812,000 from return to provision adjustments, primarily related to a redetermination of profits and losses earned in various jurisdictions (as a result of the intellectual property transfer changes discussed below); and (ii) additional expense of $185,000 related to amortization of the deferred charge and interest for the intellectual property transferred to SAG (other than the U.S. rights related to AMITIZA). The discrete items for the nine months related primarily to the items noted above, plus (i) a benefit of $778 thousand related to the second quarter intellectual property transfer adjustment discussed below; (ii) an additional benefit of $351,000 related to the second quarter settlement of a tax audit and changes to the estimated liability for uncertain tax positions (see further discussion below); (iii) additional expense of $372,000 related to the amortization of the deferred charge and interest for the intellectual property transferred to SAG (other than the U.S. rights related to AMITIZA); and (iv) a tax expense of $158,000 related to stock option forfeitures.

In September 2011, the Company internally transferred certain intellectual property and licenses from the Company’s subsidiaries including the U.S. based subsidiary to SAG. Following the decision of the International Court of Arbitration of the International Chamber of Commerce on the Takeda Agreement in July 2012, the Company has determined that the internal transfer of the intellectual property is partially complete, but the Company continues to evaluate whether the U.S. rights to related to AMITIZA will transfer to SAG in the future. This resulted in a reassessment of the deferred charge, deferred tax liability and the mix of profits and losses earned in each jurisdiction. In the second quarter of 2012, the Company recorded a discrete benefit of approximately $778,000. In addition, the Company discretely reduced the deferred charge and deferred tax liability by approximately $23.8 million and $24.1 million, respectively for the three and nine months ended September 30, 2012. Management is actively working to complete the internal transfer of the remaining intellectual property, which could occur in 2012. An additional deferred charge will be recorded in the period in which the transfer is completed.

Uncertain Tax Positions

The Company applies the relevant guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.

The Company had an outstanding non-current income tax liability of approximately $1.2 million, including interest, for uncertain tax positions as of September 30, 2012. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements, and is reflected in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of September 30, 2012 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the nine months ended September 2012, the liability for income taxes has decreased approximately $283,000. This decrease in the liability is primarily related to the settlement of a tax audit in Japan offset by an increase related to current year activity in the U.S. including settlements with tax authorities and revisions to prior year’s estimates. As a result of these changes to the uncertain tax liability, a discrete provision of approximately $84,000 and benefit of approximately $268,000, respectively, was recorded in the three months and nine months ended September 30, 2012.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

(In thousands of U.S. dollars)	Americas	Europe	Asia	Consolidated
Three Months Ended September 30, 2012
Research and development revenue	$665	$72	$-	$737
Product royalty revenue	13,890	-	-	13,890
Co-promotion revenue	730	-	-	730
Contract and collaboration revenue	141	(15)	13	139
Total revenues	15,426	57	13	15,496
Research and development expenses	2,239	2,543	833	5,615
Depreciation and amortization	122	242	10	374
Other operating expenses	9,677	1,161	322	11,160
Income (loss) from operations	3,388	(3,889)	(1,152)	(1,653)
Interest income	65	3	-	68
Interest expense	-	(556)	(40)	(596)
Other non-operating expense	34	165	(191)	8
Loss before income taxes	$3,487	$(4,277)	$(1,383)	$(2,173)
Capital expenditures	$41	$-	$-	$41

Three Months Ended September 30, 2011
Research and development revenue	$2,658	$-	$227	$2,885
Product royalty revenue	10,563	-	-	10,563
Co-promotion revenue	769	-	-	769
Contract and collaboration revenue	141	-	14	155
Total revenues	14,131	-	241	14,372
Research and development expenses	6,552	965	1,208	8,725
Depreciation and amortization	215	167	(6)	376
Other operating expenses	9,014	403	376	9,793
Loss from operations	(1,650)	(1,535)	(1,337)	(4,522)
Interest income	32	2	1	35
Interest expense	-	(576)	(43)	(619)
Other non-operating income (expense), net	(10)	1,463	(229)	1,224
Loss before income taxes	$(1,628)	$(646)	$(1,608)	$(3,882)
Capital expenditures	$15	$3	$86	$104

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Nine Months Ended September 30, 2012
Research and development revenue	$5,878	$74	$466	$6,418
Product royalty revenue	36,521	-	-	36,521
Co-promotion revenue	3,253	-	-	3,253
Contract and collaboration revenue	424	(30)	39	433
Total revenues	46,076	44	505	46,625
Research and development expenses	6,250	5,405	2,547	14,202
Depreciation and amortization	366	709	30	1,105
Other operating expenses	32,475	2,576	916	35,967
Income (loss) from operations	6,985	(8,646)	(2,988)	(4,649)
Interest income	105	12	1	118
Interest expense	-	(1,656)	(124)	(1,780)
Other non-operating expense	67	82	578	727
Loss before income taxes	$7,157	$(10,208)	$(2,533)	$(5,584)
Capital expenditures	$293	$3,445	$-	$3,738

Nine Months Ended September 30, 2011
Research and development revenue	$5,555	$-	$1,036	$6,591
Product royalty revenue	30,724	-	-	30,724
Co-promotion revenue	2,768	-	-	2,768
Contract and collaboration revenue	424	-	39	463
Total revenues	39,471	-	1,075	40,546
Research and development expenses	19,465	2,352	4,021	25,838
Depreciation and amortization	668	325	33	1,026
Other operating expenses	33,232	807	941	34,980
Loss from operations	(13,894)	(3,484)	(3,920)	(21,298)
Interest income	155	3	2	160
Interest expense	-	(1,719)	(125)	(1,844)
Other non-operating income (expense), net	(21)	(1,779)	(233)	(2,033)
Loss before income taxes	$(13,760)	$(6,979)	$(4,276)	$(25,015)
Capital expenditures	$93	$6,003	$188	$6,284

As of September 30, 2012
Property and equipment, net	$1,287	$15	$261	$1,563
Identifiable assets, net of intercompany loans and investments	$95,849	$14,507	$10,775	$121,131

As of December 31, 2011
Property and equipment, net	$1,359	$16	$294	$1,669
Identifiable assets, net of intercompany loans and investments	$96,490	$47,925	$13,154	$157,569

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

Overview

We are a global pharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs based on prostones and other novel drug technologies. The therapeutic potential of prostones was first discovered by our cofounder, Dr. Ryuji Ueno, and under his leadership we have pioneered the field of prostones. Prostones are naturally occurring fatty acid metabolites. Originally thought to be biologically inert, prostones have emerged as a promising compound class with unique physiological activities which can be targeted for the treatment of unmet or underserved medical needs.

Prostones act locally to restore normal function in cells and tissues, and because they are quickly metabolized to an inactive form, their pharmacologic activity can be targeted to specific organs and tissues. We are focused on developing prostone-based drugs to treat gastrointestinal, ophthalmologic, central nervous system, and vascular diseases, as well as considering other potential therapeutic applications.

We currently generate revenue mainly from product royalties, development milestone payments, and clinical development activities. We also expect to generate revenue in the future from the sale of our products. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals for additional indications for AMITIZA® (lubiprostone), RESCULA® (unoprostone isopropyl) and other compounds, and commercialize our approved products (as discussed below) on a global basis.

To date, two prostone products have received marketing approval, AMITIZA® and RESCULA®. A third prostone, cobiprostone, or SPI-8811, is currently in clinical development for the target indication of prevention of oral mucositis. Our orphan drug application for cobiprostone for oral mucositis is under review with the U.S. Food and Drug Administration, or FDA. Two additional prostones, SPI-017 and SPI-3608, have also been developed for human testing for the indication of management of pain caused by spinal stenosis.

AMITIZA is being marketed in the U.S. for two gastrointestinal indications under the October 2004 collaboration and license agreement with Takeda Pharmaceutical Company Limited, or Takeda Agreement. These indications are chronic idiopathic constipation, or CIC, in adults and irritable bowel syndrome with constipation, or IBS-C, in adult women. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there. We are primarily responsible for clinical development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. Takeda and we initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC, in April 2006 and for the treatment of IBS-C in May 2008. In July 2012, we filed a supplemental new drug application, or sNDA, with the FDA seeking priority review of a new, third indication for the use of AMITIZA in the treatment of opioid-induced constipation, or OIC. In September 2012, the FDA accepted the sNDA and agreed to a priority review, which is expected to be completed in late January 2013.

In Japan, lubiprostone is being developed and marketed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott, for the treatment of CIC in Japan. We received approval of our new drug application, or NDA, for AMITIZA for the treatment of chronic constipation, or CC, excluding constipation caused by organic diseases, from the Ministry of Health, Labour and Welfare, or MHLW, in June 2012. We are currently engaged in pricing negotiations with Japanese authorities, and we expect those negotiations to conclude in the fourth quarter of 2012. In that event, we anticipate a launch by Abbott in the fourth quarter of 2012. Because the approval includes CIC and other indications such as OIC, we are evaluating options for the commercialization of the additional indications. Abbott has the right of first refusal for a limited time period of exclusive negotiations for additional indications other than OIC and IBS-C. If Abbot declines to negotiate for those other indications or there is no agreement reached regarding the other indications, we have the right to negotiate with third parties for the other indications, or market those indications ourselves as is with the case with OIC and IBS-C. Abbott has 45 days to meet the terms and conditions of any third party bona fide offer.

In Europe, we have marketed AMITIZA, on a limited basis, in Switzerland since February 2012 while we continue discussions with the Swiss Federal Office of Public Health for pricing approval. In the U.K., we received approval in September 2012 from the Medicines and Healthcare products Regulatory Agency, or MHRA, for the use of AMITIZA to treat CIC. We intend to actively market AMITIZA in the U.K. in the first quarter of 2013. In the meantime AMITIZA is being made available through a Named Patient Program throughout the E.U., Iceland and Norway. We plan to commence the approval process in other E.U countries for CIC via the Mutual Recognition Procedure, or MRP. We plan to file for the OIC indication in Switzerland and the U.K. during the fourth quarter of 2012.

We hold license agreements for RESCULA in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China, or R-Tech Territories. In the U.S., RESCULA is approved for the lowering of intra-ocular pressure, or IOP, in open-angle glaucoma and ocular hypertension in patients who are intolerant of or insufficiently responsive to other IOP-lowering medications. Our discussions with the FDA under the sNDA have resulted in a FDA complete response letter that made improvements to the label. These improvements include removal of second line therapy language to enable first line use, removal of the prostaglandin description, and additions to the mechanism of action section. During the quarter ended September 30, 2012, we await a complete response letter from the FDA, currently anticipated to be received by the end of 2012. The FDA’s action will reflect discussions with the FDA concerning updates to the product’s label and clearance of the product’s manufacturer, R-Tech Ueno, Ltd, or R-Tech, facility. We plan to launch RESCULA in the U.S. shortly after the approval of the sNDA. We are also evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries, and the timing of seeking reauthorization in those countries to commercialize unoprostone isopropyl there.

In other areas of development, we entered into agreements in 2011 with CuroNZ of New Zealand, which may augment our ophthalmic development opportunities, and Numab AG, or Numab of Switzerland, to obtain access to their proprietary technology for the discovery of high-affinity antibodies against certain selected targets.

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

Drs. Ryuji Ueno and Sachiko Kuno, together, directly or indirectly, own a majority of the stock of R-Tech. Drs. Ueno and Kuno also are our controlling stockholders and are married to each other. Dr. Ueno is our Chief Executive Officer and Chairman of the board of directors. Dr. Kuno was a member of our board of directors, certain internal boards and our executive advisor on international business development through September 30, 2012.

Our Prostone Products, Approved and in the Clinic

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA in the United States and Canada

We have filed for FDA approval for a third gastrointestinal indication of AMITIZA for the treatment of OIC, in patients with chronic non-cancer pain. We have submitted a sNDA, for the OIC indication in July 2012. In September 2012, the FDA accepted the sNDA and agreed to a priority review, which is expected to be completed in late January 2013.

AMITIZA in Japan

In June 2012, we received approval from the MHLW for the use of AMITIZA for CC. We expect to conclude the pricing discussions with the MHLW in the fourth quarter 2012.

AMITIZA in other territories

Following the U.K. approval of AMITIZA for CIC received in September 2012, we will seek approval in other E.U. countries following the mutual recognition procedure, or MRP, for CIC. We will also file an approval submission this year for OIC in U.K and Switzerland. If we receive approval in the U.K., we will seek approval in other E.U. countries following the MRP for OIC.

RESCULA

Under our 2009 R-Tech Agreement and 2011 R-Tech Agreement, we hold the exclusive rights to commercialize and develop RESCULA worldwide except for Japan, Korea, Taiwan and the People’s Republic of China for its approved indication and all new ophthalmic indications developed by us. We are also evaluating the opportunities in the E.U. and other European countries to commercialize unoprostone isopropyl there. We also seek to develop new formulations using third party proprietary drug delivery technologies. We are exploring research programs with those third parties.

Our discussions with the FDA under the sNDA have resulted in a FDA complete response letter that made improvements to the label. These improvements include removal of second line therapy language to enable first line use, removal of the prostaglandin description, and additions to the mechanism of action section. During the quarter ended September 30, 2012, we await a complete response letter from the FDA, currently anticipated to be received by the end of 2012. The FDA’s action will reflect discussions with the FDA concerning updates to the product’s label and clearance of R-Tech’s facility. We plan to launch RESCULA in the U.S. shortly after the approval of the sNDA. We are also evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries, and the timing of seeking reauthorization in those countries to commercialize unoprostone isopropyl there.

Product Pipeline

The table below summarizes the development status of AMITIZA, RESCULA and several other prostone-based product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than the commercialization of AMITIZA in the U.S., Canada and Japan, which is covered by the Takeda Agreement and the Abbott Agreement, and the commercialization for RESCULA in the R-Tech Territories. Commercialization may be several years after successful completion of studies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
AMITIZA ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	Conclude pricing negotiations with government

		Marketing Authorization Application (MAA) approved for CIC in August 2012 in UK	Obtain NICE endorsement within the UK; Initiate mutual recognition process for approval in other E.U. countries

	Chronic constiptaion	New Drug Application (NDA) approved in June 2012 in Japan	Conclude pricing negotiations with government, followed by launch in Q4 2012

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Phase 3 completed; sNDA accepted in U.S. for priority approval in Sept. 2012	sNDA approval (U.S.); submission of MAAs in Switzerland and UK, MRP to get pan-European approval after UK approval

	Pediatric constipation	Phase 3 in U.S. and Europe	File sNDA for approval

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

RESCULA ® (unoprostone isopropyl)	Primary open angle glaucoma and ocular hypertension	Approved in the U.S.	Evaluating next steps

Cobiprostone (SPI-8811)	Gastrointestinal
	Oral mucositis	Phase 1	Complete Phase 1a: initiate phase 1b/2a trial

SPI-3608	Spinal stenosis	Nonclinical	Initiate phase 1 trial

SPI-017	Spinal stenosis	Phase 1 completed	Initiate phase 2a study

Results of Operations

Comparison of three months ended September 30, 2012 and September 30, 2011

Revenues

The following table summarizes our revenues for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
(In thousands of U.S. dollars)	2012	2011
Research and development revenue	$737	$2,885
Product royalty revenue	13,890	10,563
Co-promotion revenue	730	769
Contract and collaboration revenue	139	155
Total	$15,496	$14,372

Total revenues were $15.5 million for the three months ended September 30, 2012 compared to $14.4 million for the three months ended September 30, 2011, an increase of $1.1 million or 7.8%.

Research and development revenue

Research and development revenue was $737,000 for the three months ended September 30, 2012 compared to $2.9 million for the three months ended September 30, 2011, a decrease of $2.1 million or 74.4%. The decrease in research and development revenue was primarily due to lower activity associated with the ongoing development of AMITIZA in the U.S. under our agreement with Takeda. The revenue recognized under the Takeda Agreement decreased to $737,000 for the three months ended September 30, 2012 from $2.9 million for the three months ended September 30, 2011 for the same reason.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $13.9 million for the three months ended September 30, 2012 compared to $10.6 million for the three months ended September 30, 2011, an increase of $3.3 million or 31.5%. The increase in product royalty revenue was primarily due to an increase in net sales of AMITIZA. Net sales of AMITIZA as reported to us by our partner, increased 24.2%, to $71.5 million, for the third quarter of 2012, compared to $57.6 million in the same period of 2011.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was $0.7 million for the three months ended September 30, 2012 compared to $0.7 million for the three months ended September 30, 2011

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
(In thousands of U.S. dollars)	2012	2011
Direct costs:
AMITIZA	$2,438	$6,788
Cobiprostone	542	87
SPI-017	15	157
RESCULA	944	851
Other	1,061	534
Total	5,000	8,417

Indirect costs	615	308
Total	$5,615	$8,725

Total research and development expenses for the three months ended September 30, 2012 were $5.6 million compared to $8.7 million for the three months ended September 30, 2011, a decrease of $3.1 million or 35.6%. The decrease was primarily due to higher expenses in 2011, associated with the completion of the phase 3 OIC trial for AMITIZA.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
(In thousands of U.S. dollars)	2012	2011
Salaries, benefits and related costs	$2,163	$1,554
Legal, consulting and other professional expenses	1,242	4,434
Stock-based compensation	174	263
Other expenses	3,677	1,675
Total	$7,256	$7,926

General and administrative expenses were $7.3 million for the three months ended September 30, 2012, compared to $7.9 million for the three months ended September 30, 2011, a decrease of $670,000 or 8.5%. The decrease in legal, consulting and other professional expenses relates primarily to lower costs incurred following the conclusion of certain legal matters, including our disputes with Takeda and a contract research organization. The increase in other expenses primarily relates to higher costs incurred in connection with corporate branding and staff organizations to support business growth.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $4.3 million for the three months ended September 30, 2012, compared to $2.2 million for the three months ended September 30, 2011, an increase of $2.1 million or 90.7%. The increase in selling and marketing expenses relates primarily to some non-recurring pre-commercialization planning activities for AMITIZA and RESCULA.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
(In thousands of U.S. dollars)	2012	2011
Interest income	$68	$35
Interest expense	(596)	(619)
Other income (expense), net	8	1,224
Total	$(520)	$640

Interest income was $68,000 for the three months ended September 30, 2012, compared to $35,000 for the three months ended September 30, 2011, an increase of $33,000, or 94.3%. The increase was primarily due to interest income related to a royalty revenue adjustment from prior quarters under our Takeda agreement.

Interest expense was $596,000 for the three months ended September 30, 2012, compared to $619,000 for the three months ended September 30, 2011, a decrease of $23,000, or 3.7%.

Other income was $8,000 for the three months ended September 30, 2012, compared to other income of $1.2 million for the three months ended September 30, 2011, a decrease of 1.2 million. The majority of the decrease relates to foreign exchange gains in the prior year period that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax provision of $3.8 million and $196,000, for three months ended September 30, 2012 and 2011, respectively. The tax provision for the three months ended September 30, 2012 primarily related to pre-tax income generated by our U.S. and Japanese subsidiaries and a net discrete tax benefit of $557,000 primarily related to the reassessment of the partial internal transfer of intellectual property. The tax expense for the three months ended September 30, 2011 primarily related to the reduction in the forecasted tax benefit of pre-tax losses by our U.S. subsidiary offset by a net discrete benefit of $1.3 million, which is discussed below.

The discrete items for the three months were primarily related to: (i) a benefit of $812,000 from return to provision adjustments, primarily related to a redetermination of profits and losses earned in various jurisdictions (as a result of the intellectual property transfer changes discussed below); and (ii) additional expense of $185,000 related to amortization of the deferred charge and interest for the intellectual property transferred to SAG (other than the U.S. rights related to AMITIZA).

Comparison of nine months ended September 30, 2012 and September 30, 2011

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
(In thousands of U.S. dollars)	2012	2011
Research and development revenue	$6,418	$6,591
Product royalty revenue	36,521	30,724
Co-promotion revenue	3,253	2,768
Contract and collaboration revenue	433	463
Total	$46,625	$40,546

Total revenues were $46.6 million for the nine months ended September 30, 2012 compared to $40.5 million for the nine months ended September 30, 2011, an increase of $6.1 million or 15.0%.

Research and development revenue

Research and development revenue was $6.4 million for the nine months ended September 30, 2012 compared to $6.6 million for the nine months ended September 30, 2011, a decrease of $173,000 or 2.6%.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $36.5 million for the nine months ended September 30, 2012 compared to $30.7 million for the nine months ended September 30, 2011, an increase of $5.8 million or 18.9%. The increase in product royalty revenue was primarily due to an increase in net sales of AMITIZA. Net sales of AMITIZA as reported to us by our partner, increased 14.6%, to $194.4 million, for the nine months ended of 2012, compared to $169.9 million in the same period of 2011.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was $3.3 million for the nine months ended September 30, 2012 compared to $2.8 million for the nine months ended September 30, 2011, an increase of $485,000 or 17.5%, primarily as a result of additional compensation from Takeda due to the level of their sales activity in the year to March 2011, offset by a reduction due to the change in the method of reimbursement following the ending of the applicable provision in the Supplemental Takeda Agreement.

Research and Development Expenses

The following summarizes our research and development expenses for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
(In thousands of U.S. dollars)	2012	2011
Direct costs:
AMITIZA	$6,682	$20,186
Cobiprostone	1,270	263
SPI-017	166	284
RESCULA	2,279	1,614
Other	2,173	2,293
Total	12,570	24,640

Indirect costs	1,632	1,198
Total	$14,202	$25,838

Total research and development expenses for the nine months ended September 30, 2012 were $14.2 million compared to $25.8 million for the nine months ended September 30, 2011, a decrease of $11.6 million or 45.0%. The decrease was primarily due to higher expenses in 2011, associated with the completion of the phase 3 OIC trial for AMITIZA.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
(In thousands of U.S. dollars)	2012	2011
Salaries, benefits and related costs	$6,339	$4,912
Legal, consulting and other professional expenses	7,836	19,323
Stock-based compensation	1,026	663
Other expenses	7,397	4,419
Total	$22,598	$29,317

General and administrative expenses were $22.6 million for the nine months ended September 30, 2012, compared to $29.3 million for the nine months ended September 30, 2011, a decrease of $6.7 million or 22.9%. The decrease in legal, consulting and other professional expenses relates primarily to lower costs incurred following the conclusion of certain legal matters, including our concluded disputes with Takeda and a contract research organization. The increase in other expenses primarily relates to higher costs incurred in connection with corporate branding and staff organizations to support business growth.

Selling and Marketing Expenses

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $14.5 million for the nine months ended September 30, 2012, compared to $6.7 million for the nine months ended September 30, 2011, an increase of $7.8 million, or 116.4%. The increase in selling and marketing expenses relates primarily to some non-recurring pre-commercialization planning activities for AMITIZA and RESCULA. Part of the ongoing AMITIZA co-promotion expenses are funded by Takeda and recorded as co-promotion revenue.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
(In thousands of U.S. dollars)	2012	2011
Interest income	$118	$160
Interest expense	(1,780)	(1,844)
Other income (expense), net	727	(2,033)
Total	$(935)	$(3,717)

Interest income was $118,000 for the nine months ended September 30, 2012, compared to $160,000 for the nine months ended September 30, 2011, a decrease of $42,000, or 26.3%. The decrease was primarily due to lower prevailing interest rates earned by our investments and lower cash balances.

Interest expense was $1.8 million for the nine months ended September 30, 2012, compared to $1.8 million for the nine months ended September 30, 2011, a decrease of $64,000, or 3.5%.

Other income was $727,000 for the nine months ended September 30, 2012, compared to other expense of $2.0 million for the nine months ended September 30, 2011, an increase of $2.8 million. The majority of the increase relates to foreign exchange losses in the prior year that are unrealized, non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax provision of $3.1 million and a benefit of $5.0 million, for nine months ended September 30, 2012 and 2011, respectively. The tax provision for the nine months ended September 30, 2012 primarily related to pre-tax income generated by our U.S and Japanese subsidiaries, offset by a discrete benefit of $1.3 million related primarily to the reassessment of the partial internal transfer of intellectual property. The tax benefit for the nine months ended September 30, 2011 primarily related to the taxable loss generated by our U.S. subsidiary and the discrete benefit of $1.3 million, which is discussed below.

The discrete items for the nine months related primarily to the items noted above, plus (i) a benefit of $778 thousand related to the second quarter intellectual property transfer adjustment discussed below; (ii) an additional benefit of $351,000 related to the second quarter settlement of a tax audit and changes to the estimated liability for uncertain tax positions; (iii) additional expense of $372,000 related to the amortization of the deferred charge and interest for the intellectual property transferred to SAG (other than the U.S. rights related to AMITIZA); and (iv) a tax expense of $158,000 related to stock option forfeitures.

Reportable Geographic Segments

We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the progress of research and development activities. The financial results in these three segments based on geographic locations for the three and nine months ended September 30, 2012 are summarized in the table below.

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $7.2 million for the nine months ended September 30, 2012 compared to loss before taxes of $13.8 million for the nine months ended September 30, 2011. These results primarily reflect lower expenses associated with research and development and legal expenses as well as an increase in royalty revenues.

Our segment in Europe recorded a loss before taxes of $10.2 million for the nine months ended September 30, 2012 compared to loss before taxes of $7.0 million for the nine months ended September 30, 2011. These results primarily reflect an increase in research and development costs.

Our segment in Asia recorded a loss before taxes of $2.5 million for the nine months ended September 30, 2012 compared to a loss before taxes of $4.3 million during the nine months ended September 30, 2011. These results primarily reflect the effect of foreign currency fluctuations during the nine months ended September 30, 2012.

(In thousands of U.S. dollars)	Americas	Europe	Asia	Consolidated
Three Months Ended September 30, 2012
Total revenues	$15,426	$57	$13	$15,496
Income (loss) before taxes	3,487	(4,277)	(1,383)	(2,173)

Three Months Ended September 30, 2011
Total revenues	$14,131	$-	$241	$14,372
Loss before taxes	(1,628)	(646)	(1,608)	(3,882)
Nine Months Ended September 30, 2012
Total revenues	$46,076	$44	$505	$46,625
Income (loss) before taxes	7,157	(10,208)	(2,533)	(5,584)

Nine Months Ended September 30, 2011
Total revenues	$39,471	$-	$1,075	$40,546
Loss before taxes	(13,760)	(6,979)	(4,276)	(25,015)
Identifiable assets
As of September 30, 2012	$95,849	$14,507	$10,775	$121,131
As of December 31, 2011	96,490	47,925	13,154	157,569

Financial Condition, Liquidity and Capital Resources

Financial Condition

Sources of Liquidity

We finance our operations principally from cash generated from revenues, cash and cash equivalents on hand and to a lesser extent from the sale of securities through the exercise of stock options. Revenues generated from operations principally consist of a combination of upfront payments, milestone and royalty payments and research and development expense reimbursements received from Takeda, Abbott and other parties.

Our cash, cash equivalents, restricted cash and investments consist of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(In thousands of U.S. dollars)	2012	2011
Cash and cash equivalents	$57,246	$50,662
Restricted cash, current	15,113	15,113
Restricted cash, non-current	3,548	2,129
Investments, current	6,229	24,452
Investments, non-current	-	998
Total	$82,136	$93,354

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with a maturity at time of purchase of 90 days or less.

As of September 30, 2012 and December 31, 2011, our restricted cash consisted primarily of the collateral pledged to support Sucampo Pharma, Ltd.’s loan with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of September 30, 2012, our short-term investments consisted of municipal bonds that have short-term maturities of one year or less. We did not have any non-current investments at September 30, 2012.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(In thousands of U.S. dollars)	2012	2011
Cash provided by (used in):
Operating activities	$(5,168)	$(17,079)
Investing activities	14,064	21,396
Financing activities	(474)	(43)
Effect of exchange rates	(1,838)	1,750
Net increase in cash and cash equivalents	$6,584	$6,024

Nine months ended September 30, 2012

Net cash used in operating activities was $5.2 million for the nine months ended September 30, 2012. This reflected a net loss of $8.7 million as well as changes in other operating assets and liabilities.

Net cash provided by investing activities of $14.0 million for the nine months ended September 30, 2012 primarily reflected our proceeds from the sales and maturities of investments, offset in part by purchases of investments and intangible assets.

Net cash used in financing activities of $474,000 for the nine months ended September 30, 2012 primarily reflected purchases under the stock repurchase program (as discussed below under “Funding Requirements, offset in part by the proceeds received from the exercise of stock options and proceeds we received under our employee stock purchase plan.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for nine months ended September 30, 2012 was a decrease of $1.8 million.

Nine months ended September 30, 2011

Net cash used in operating activities was $17.1 million for the nine months ended September 30, 2011. This reflected net loss of $20.0 million as well as changes in other operating assets and liabilities.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. On September 8, 2011, we announced that our Board approved the repurchase of up to an aggregate of $2,000,000 of its Class A common stock out of the $10,000,000 authorized. On November 2, 2012, our Board authorized the increase of such amount of repurchase to up to an aggregate of $5,000,000. During 2011, we repurchased 186,987 shares of our class A common stock under this program at a cost of $700,000. During the nine months ended September 30, 2012, we repurchased 123,135 shares of our class A common stock under this program at a cost of $556,000. All shares of class A common stock purchased in 2012 were purchased in August and September.

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the on-going development program of AMITIZA in the U.S.;
•	the launch and growth of RESCULA in the U.S.;
•	development, regulatory and marketing efforts in Europe and Asia for lubiprostone;
•	development and regulatory activities for unoprostone isopropyl in the U.S. and Canada and other countries except Japan, Korea, Taiwan and The People’s Republic of China;
•	development, marketing and manufacturing activities at Sucampo AG;
•	activities to resolve our on-going legal matters;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	research and development activities for other prostone compounds, including cobiprostone and SPI-017;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities including the purchase of inventory;
•	continuing purchase of shares of our class A common stock up to $5.0 million pursuant to the recently implemented repurchase program, and if we elect to do so, increasing the repurchase program up to $10.0 million previously approved by our Board; and
•	the satisfaction of the conditions of our loan note obligations

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At September 30, 2012, we have sufficient liquidity for the next 12 months.

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

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of September 30, 2012.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of September 30, 2012 and December 31, 2011, approximately 5.6% and 16.7%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act , is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed by us with the SEC on March 15, 2012. There have not been any material changes from the risk factors as previously disclosed in our Form 10-K filed on March 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) During the three months ended September 30, 2012, we repurchased shares of our class A common stock pursuant to the stock repurchase program initially approved by our Board in December 2008 as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month #1 (July 1, 2012 through July 31, 2012)	-	$-	186,987	$9,300,000
Month #2 (August 1, 2012 through August 31, 2012)	46,647	$4.36	233,634	9,094,490
Month #3 (September 1, 2012 through September 30, 2012)	76,488	$4.55	310,122	8,744,191
Total	123,135	$4.48	310,122	8,744,191

* On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. On September 8, 2011, we announced that our Board approved the repurchase of up to an aggregate of $2,000,000 of our Class A common stock out of the $10,000,000 authorized. On November 2, 2012, our Board authorized the increase of such amount of repurchase to up to an aggregate of $5,000,000. The stock repurchase program is expected to continue through the third quarter of 2013 unless extended or shortened.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Share Repurchase Program

On November 2, 2012, the Board of Directors authorized an increase in the share repurchase program from $2.0 million up to an aggregate of $5.0 million of its class A common stock out of the $10 million previously approved by the Board in December 2008. The repurchase program is expected to continue through to the third quarter of 2013 unless extended or shortened.

Conversion of Class B common stock

On August 30, 2012, we announced that our majority shareholder and only holder of our class B common stock, S&R Technology Holdings, LLC, or S&R, had converted, effective as of August 29, 2012, all of its 26,191,050 issued and outstanding shares of our class B common stock into shares of our class A common stock. S&R held all of our class B common stock. Class B common stock holders were entitled to ten votes per share while class A common stock holders were entitled to one vote per share. Our Articles of incorporation permit the holder of class B common stock to convert the shares of class B common stock into shares of class A common stock at any time and on a one-for-one basis. As a result of the conversion, there is now only a single class of our common stock, class A common stock, outstanding, totaling 41,901,785 shares, each of which is entitled to one vote per share.

Board Classification

In accordance with our Articles of Incorporation, upon the date of the conversion of the class B common stock to class A common stock our Board was automatically divided into three classes. All directors within a class have the same three-year term of office. The class terms expire at successive annual stockholder meetings so that each year a class of directors is elected. The current terms of director classes expire in 2013 (Class I directors), 2014 (Class II directors), and 2015 (Class III directors).

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

Sucampo Pharmaceuticals, Inc.

November 9, 2012	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 9, 2012	By:	/s/ CARY J. CLAIBORNE
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

