Form 10-Q
period 2013-03-31
Sucampo Pharmaceuticals, Inc.
filed 2013-05-10
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33609

SUCAMPO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01	The NASDAQ Global Market

Delaware	30-0520478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4520 East-West Highway, 3rd Floor	20814
Bethesda, MD 20814	(Zip Code)
(Address of principal executive offices)

(301) 961-3400
(Registrant’s telephone number)

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

As of May 1, 2013, there were 41,965,689 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of U.S. dollars, except share data)

	March 31,	December 31,
	2013	2012
ASSETS:

Current assets:
Cash and cash equivalents	$48,643	$52,022
Investments, current	5,142	6,035
Product royalties receivable	11,677	14,175
Unbilled accounts receivable	166	732
Accounts receivable, net	1,841	1,360
Deferred tax assets, current	693	874
Deferred charge, current	673	673
Restricted cash, current	26,113	15,113
Inventory	3,958	-
Prepaid expenses and other current assets	2,694	1,930
Total current assets	101,600	92,914

Investments, non-current	13,614	14,408
Property and equipment, net	1,502	1,540
Intangible assets, net	7,171	7,415
Deferred tax assets, non-current	1,391	1,654
Deferred charge, non-current	5,045	5,213
Restricted cash, non-current	2,319	3,832
Other assets	709	820
Total assets	$133,351	$127,796

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$9,256	$5,496
Accrued expenses	7,845	10,595
Deferred revenue, current	941	3,700
Deferred tax liability, current	70	-
Income tax payable	957	148
Notes payable, current	28,729	19,129
Other current liabilities	1,458	1,003
Total current liabilities	49,256	40,071

Notes payable, non-current	33,722	33,722
Deferred revenue, non-current	6,722	7,093
Deferred tax liability, non-current	2,438	2,627
Other liabilities	1,210	1,253
Total liabilities	93,348	84,766

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2013 and December 31, 2012;
no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at March 31, 2013 and December 31,
2012; 41,965,689 and 41,964,905 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	420	420
Additional paid-in capital	62,938	62,521
Accumulated other comprehensive income	16,203	16,166
Treasury stock, at cost; 524,792 and 457,030 shares	(2,313)	(1,977)
Accumulated deficit	(37,245)	(34,100)
Total stockholders' equity	40,003	43,030
Total liabilities and stockholders' equity	$133,351	$127,796

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operation and Comprehensive Income (Loss) (Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Research and development revenue	$2,800	$2,585
Product royalty revenue	11,677	10,928
Product sales revenue	2,217	-
Co-promotion revenue	61	766
Contract and collaboration revenue	164	167
Total revenues	16,919	14,446

Cost of goods sold	1,282	-
Gross profit	15,637	14,446

Operating expenses:
Research and development	5,629	3,352
General and administrative	7,227	7,327
Selling and marketing	5,389	4,089
Total operating expenses	18,245	14,768

Loss from operations	(2,608)	(322)
Non-operating income (expense):
Interest income	19	20
Interest expense	(495)	(592)
Other income (expense), net	1,081	1,274
Total non-operating income (expense), net	605	702

Income (loss) before income taxes	(2,003)	380
Income tax benefit (provision)	(1,142)	(2,308)
Net loss	$(3,145)	$(1,928)

Net loss per share:
Basic net loss per share	$(0.08)	$(0.05)
Diluted net loss per share	$(0.08)	$(0.05)
Weighted average common shares outstanding - basic	41,461	41,702
Weighted average common shares outstanding - diluted	41,461	41,702

Comprehensive loss:
Net loss	$(3,145)	$(1,928)
Other comprehensive income loss:
Unrealized loss on investments, net of tax effect	(14)	(3)
Foreign currency translation	51	(1,592)
Comprehensive loss	$(3,108)	$(3,523)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands of U.S. dollars, except share data)

				Accumulated			Retained
	Class A		Additional	Other			Earnings	Total
	Common Stock		Paid-In	Comprehensive	Treasury Stock		(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2012	41,964,905	420	62,521	16,166	457,030	(1,977)	(34,100)	43,030
Employee stock option expense	-	-	412	-	-	-	-	412
Stock issued under employee stock purchase plan	784	-	5	-	-	-	-	5
Foreign currency translation	-	-	-	51	-	-	-	51
Unrealized loss on investments, net of tax effect	-	-	-	(14)	-	-	-	(14)
Treasury stock, at cost	-	-	-	-	67,762	(336)	-	(336)
Net loss	-	-	-	-	-	-	(3,145)	(3,145)
Balance at March 31, 2013	41,965,689	$420	$62,938	$16,203	524,792	$(2,313)	$(37,245)	$40,003

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,145)	$(1,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	381	350
Deferred tax provision	114	950
Deferred charge	168	764
Stock-based compensation	412	795
Amortization of premiums on investments	27	31
Notes payable paid-in-kind interest	-	550
Unrealized currency translations gains	(1,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(481)	3,518
Unbilled accounts receivable	567	1,539
Product royalties receivable	2,498	(133)
Inventory	(3,918)	2
Prepaid and income taxes receivable and payable, net	809	1,267
Accounts payable	3,856	(1,322)
Accrued expenses	(2,629)	(3,468)
Deferred revenue	(2,947)	2,538
Accrued interest payable	460	-
Other assets and liabilities, net	(811)	(646)
Net cash provided by (used in) operating activities	(5,639)	4,807
Cash flows from investing activities:
Purchases of investments	(1,699)	-
Proceeds from the sales of investments	-	750
Maturities of investments	3,360	5,000
Purchases of property and equipment	(120)	(40)
Purchases of intangible assets	-	(3,000)
Purchase of other investing activities	-	(432)
Restricted cash	(9,487)	-
Net cash provided by (used in) investing activities	(7,946)	2,278
Cash flows from financing activities:
Proceeds from notes payable	10,600	-
Proceeds from exercise of stock options	-	44
Purchase of treasury stock	(335)	-
Proceeds from employee stock purchase plan	5	7
Net cash provided by financing activities	10,270	51
Effect of exchange rates on cash and cash equivalents	(64)	(2,294)
Net increase (decrease) in cash and cash equivalents	(3,379)	4,842
Cash and cash equivalents at beginning of period	52,022	50,662
Cash and cash equivalents at end of period	$48,643	$55,504
Supplemental disclosure of non-cash investing and financing activities:
Purchase of other investing activities	$-	$2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is a global pharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs based on prostones and other novel drug technologies. The therapeutic potential of prostones was first discovered by the Company’s co-founder, Dr. Ryuji Ueno, and under his leadership the Company has pioneered the field of prostones. Prostones are naturally occurring fatty acid metabolites. Originally thought to be biologically inert, prostones have emerged as a promising compound class with unique physiological activities which can be targeted for the treatment of unmet or underserved medical needs.

Prostones act locally to restore normal function in cells and tissues. They are rapidly metabolized to an inactive form, thus when targeted to specific organs and tissues they have local pharmacologic activity avoiding systemic effects. Prostones possess a unique mechanism of action as highly potent and selective ion channel activators. Ion channels are integral parts of cell membranes that regulate the flow of specific ions into and out of cells. This regulation is key to the functioning of cells, such as metabolic processes and cell survival. As such, prostones are physiological mediators of the restoration of cellular homeostasis and tissue regeneration. There is also evidence that prostones have anti-inflammatory properties and can prevent cell death.

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

The Company is focused on developing prostones to treat gastrointestinal, ophthalmic, neurologic, and oncology-based inflammatory disorders, and is also considering other potential therapeutic applications of the Company’s drug platform.

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

To date, two prostone products-, AMITIZA and RESCULA, have received marketing approval globally. A third prostone, cobiprostone, or SPI-8811, is in phase 1 clinical development for the target indication of prevention of oral mucositis, or OM. Two additional prostones, SPI-017 and SPI-3608, have also been developed for human testing for the indication of management of pain caused by spinal stenosis, and SPI-017 is currently in a phase 2A trial that is expected to conclude by the fourth quarter of 2013.

AMITIZA is currently being marketed in the United States for two gastrointestinal indications under the October 2004 collaboration and license agreement with Takeda Pharmaceutical Company Limited, or the Takeda Agreement. AMITIZA will be marketed under the Takeda Agreement for a third gastrointestinal indication in the second quarter of 2013. These indications are chronic idiopathic constipation, or CIC, in adults; irritable bowel syndrome with constipation, or IBS-C, in adult women; and opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain, which received approval from the FDA in April 2013. AMITIZA at dosage strength of 24 micrograms twice daily is the first and only oral medication for the treatment of OIC in adult patients with chronic, non-cancer pain. Takeda also holds marketing rights to AMITIZA in Canada, but has yet to commercialize in that market. The Company is primarily responsible for development activities under the Takeda Agreement while Takeda is responsible for commercialization of AMITIZA in the United States and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the United States for the treatment of CIC in April 2006 and for the treatment of IBS-C in May 2008.

In Japan, AMITIZA is currently marketed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott, for the gastrointestinal indication of chronic constipation, or CC, excluding constipation caused by organic diseases. Abbott initiated commercial sales of AMITIZA in Japan for the treatment of CC in November 2012.

In the United Kingdom, the Company is currently working to achieve National Institute for Health and Care Excellence, or NICE, endorsement and launch in the United Kingdom in 2013. In Switzerland, the Company is actively marketing AMITIZA, following an agreement on a reimbursement price with the Swiss Bundesamt für Gesundheit (BAG) in December 2012. AMITIZA has also been made available through a Named Patient Program throughout the European Union, Iceland and Norway since February 2012.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In the first quarter of 2013, the Company commenced the approval process in other European Union countries for CIC via the Mutual Recognition Procedure, or MRP and filed for the OIC indication in the United Kingdom and Switzerland. If the Company receives approval for OIC in the United Kingdom, the Company will seek approval in other European Union countries following the MRP for OIC.

The Company holds license agreements for RESCULA in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company has begun commercializing RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension. According to the approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower intraocular pressure. RESCULA is a BK channel activator, and thus acts via a mechanism of action, entirely different from any other IOP lowering agent on the market.

In other areas of development, the Company entered into agreements in 2011 with CuroNZ of New Zealand, with the aim to augment the Company’s ophthalmic development opportunities. In the first quarter of 2013, the Company decided to no longer support the development of the peptide compound. Additionally, in 2011, the Company entered into an agreement with Numab AG, or Numab, of Switzerland, to obtain access to their proprietary technology for the discovery of high-affinity antibodies against certain selected targets. In the first quarter of 2013, the Company decided to no longer pursue the further development of the target.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 18, 2013. The financial information as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Restricted Cash

Restricted cash consists of approximately $28.4 million and $18.9 million at March 31, 2013 and December 31, 2012, respectively. Restricted cash represents cash required to be deposited with certain financial institutions in connection with a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., a loan agreement with Mizuho Bank, Ltd., Numab’s loan with Zurcher Kantonalbank and operating leases.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Current and Non-current Investments

Current and non-current investments consist primarily of United States government agency securities, certificates of deposits and variable rate demand notes. The Company classifies its investments into current and non-current based on their maturities and management’s reasonable expectation to realize these investments in cash. The Company classifies all of its investments as available for sale securities and reports unrealized gains or losses, net of related tax effects, in other comprehensive income.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses, approximate their fair values based on their short maturities, independent valuations or internal assessments. The carrying amount of the notes payable at March 31, 2013 was less than the estimated fair value and at December 31, 2012 approximated its fair value. The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 below, is considered a Level 2 security.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable represent mainly amounts due under the Takeda and the Abbott Agreements. Unbilled accounts receivable represent the research and development expenses that are reimbursable by Takeda but have not been billed to Takeda as of the balance sheet date. The Company recorded an allowance for doubtful accounts at March 31, 2013 and December 31, 2012 of approximately $354,000 and $280,000, respectively, related to certain disputed Takeda invoices.

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

Research and Development Revenue

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

Product Royalty Revenue

Royalty revenues are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met.

Product Sales Revenue

AMITIZA product sales consist of AMITIZA sales to Abbott in Japan. Revenue from AMITIZA product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, and collection from the customer is reasonably assured. The Company did not record sales deductions and returns for sales of AMITIZA to Abbott due to the absence of discounts and rebates and no right of return under the contract with Abbott.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

RESCULA product sales consist of RESCULA sales in the United States. The Company recognizes revenue from RESCULA product sales less deductions for estimated sales discounts and sales returns. Revenue from product sales of RESCULA is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, the Company estimates an accrual for product returns, which is recorded as a reduction of product sales. Given the Company’s limited history of selling RESCULA and the return period, the Company cannot reasonably estimate product returns from the wholesale distribution channel. Therefore the Company is deferring the recognition of revenue until there is confirmation of pull through sales to pharmacies or other end user customers. We will continue to defer recognition until the point at which we have obtained sufficient sales history to reasonably estimate returns from the wholesalers. Our three largest wholesale customers accounted for 89.9% of our RESCULA product sales for the three months ended March 31, 2013.

Co-promotion Revenue

Co-promotion revenues relate to reimbursements of co-promotion costs based upon a rate per detail and reimbursements of the costs of miscellaneous marketing activities.

Contract and Collaboration Revenue

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

The Company has determined that it is acting as a principal under both the Takeda Agreement and Abbott Agreement and, as such, records revenue on a gross basis in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Cost of Goods Sold

Cost of goods sold relates to sales and distribution of the Company’s products sold by the Company.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of March 31, 2013 and December 31, 2012, approximately $15.7 million, or 16.4%, and $15.6 million, or 16.7%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

Revenues from one unrelated party, Takeda, accounted for 86.8% and 98.3%, of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 97.2% and 98.0% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at March 31, 2013 and December 31, 2012, respectively. Revenues from another unrelated party, Abbott, accounted for 13.1% and 1.0% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively. The Company depends significantly upon the collaborations with Takeda and Abbott and its activities may be impacted if these relationships are disrupted.

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

3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average class A common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding. Diluted net loss per share, when applicable, is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share.

The computation of net income (loss) per share for the three months ended March 31, 2013 and 2012 is shown below:

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Basic net income (loss) per share:
Net income (loss)	$(3,145)	$(1,928)

Weighted average class A and B common shares
outstanding	41,461	41,702

Basic net income (loss) per share	$(0.08)	$(0.05)

Diluted net income (loss) per share:
Net income (loss)	$(3,145)	$(1,928)

Weighted average class A and B common shares
outstanding for diluted net income per share	41,461	41,702

Assumed exercise of stock options under the treasury
stock method	-	-
	41,461	41,702

Diluted net income (loss) per share	$(0.08)	$(0.05)

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

For the periods listed above, there were no potentially diluted securities to be used in the calculations of diluted historical net loss per share as of March 31, 2013 and 2012.

For the periods listed above, the following securities were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive as of March 31, 2013 and 2012 are shown below:

	March 31,
(In thousands)	2013	2012
Employee stock options	3,422	3,654
Non-employee stock options	450	450

4. Current and Non-Current Investments

At March 31, 2013 and December 31, 2012, current and non-current available-for-sale investments consisted of the following securities:

	March 31, 2013
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. commercial paper	$2,199	$-	$-	$2,199
Certificates of deposits	500	-	-	500
Corporate bonds	769	-	(1)	768
Variable rate demand notes	1,675	-	-	1,675
Total	$5,143	$-	$(1)	$5,142

Non-current:
U.S. government securities	$10,110	1	$(2)	$10,109
Certificates of deposits	3,000	-	-	3,000
Corporate bonds	506	-	(1)	505
Total	$13,616	$1	$(3)	$13,614

	December 31, 2012
		Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Current:
U.S. commercial paper	$2,499	$-	$-	$2,499
Municipal securities	251	-	-	251
Certificates of deposits	500	-	-	500
Variable rate demand notes	2,785	-	-	2,785
Total	$6,035	$-	$-	$6,035

Non-current:
U.S. government securities	$10,131	$2	$(3)	$10,130
Certificates of deposits	3,000	-	-	3,000
Corporate bonds	1,281	-	(3)	1,278
Total	$14,412	$2	$(6)	$14,408

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

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$10,109	$-	$10,109
U.S. commercial paper	-	12,147	-	12,147
Certificates of deposits	-	3,500	-	3,500
Corporate bonds	-	2,275	-	2,275
Money market funds	13,146	-	-	13,146
Variable rate demand notes	-	1,675	-	1,675
Total assets measured at fair value	$13,146	$29,706	$-	$42,852

	Fair Value Measurements at Reporting Date Using
December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$10,130	$-	$10,130
U.S. commercial paper	-	5,998	-	5,998
Municipal securities	-	1,253	-	1,253
Certificates of deposits	-	3,500	-	3,500
Corporate bonds	-	6,286	-	6,286
Money market funds	16,274	-	-	16,274
Variable rate demand notes	-	2,785	-	2,785
Total assets measured at fair value	$16,274	$29,952	$-	$46,226

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

5. Intangible Assets

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In April 2009, the Company entered into an agreement with R-Tech, or the 2009 R-Tech Agreement, to acquire all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the United States and Canada. The Company has begun commercializing RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of IOP in patients with open-angle glaucoma or ocular hypertension.

Under the terms of the 2009 R-Tech Agreement, the Company made an upfront and development payments of $3.5 million and may be required to pay up to $5.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of March 31, 2013 which is reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets. Upon the February 2013 RESCULA re-launch, a $500,000 milestone payment was paid in May 2013.The cost is amortized over the 10-year life of the 2009 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $85,000 for the three months ended March 31, 2013 and March 31, 2012, respectively. The annual amortization expense will be approximately $341,000 through April 2019.

On March 22, 2011, the Company entered into a license agreement with R-Tech for unoprostone isopropyl, or the 2011 R-Tech Agreement, expanding the Company’s development and commercialization rights as well as its territories beyond their previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company is now evaluating opportunities to obtain an appropriate label in the European Union and other European countries, and the timing of seeking reauthorization in those countries to commercialize unoprostone isopropyl.

The Company has made payments to R-Tech of $6.0 million, which is reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets, and may be required to pay up to $100.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The Company will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the license agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $153,000 for the three months ended March 31, 2013 and 2012, respectively. The annual amortization expense will be approximately $613,000 through March 2021.

6. Accrued Expenses

Accrued expenses consist of the following as of:

	March 31,	December 31,
(In thousands)	2013	2012
Research and development costs	$3,470	$6,662
Employee compensation	2,069	1,219
Selling and marketing costs	828	487
Legal service fees	637	830
RESCULA milestones	-	500
Other accrued expenses	841	897
Total	$7,845	$10,595

7. Commitments

Operating Leases

The Company leases office space in the United States, Switzerland, Japan and the United Kingdom, under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, are as follows as of:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

March 31,
(In thousands of U.S. dollars)	2013
2013	$953
2014	1,066
2015	1,052
2016	1,084
2017	139
Total minimum lease payments	$4,294

Rent expense for all operating leases was approximately $351,000 and $400,000 for the three months ended March 31, 2013 and 2012, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organizations to oversee clinical research and development studies provided on an outsourced basis and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs through 2015 under these agreements as of March 31, 2013 were approximately $10.4 million.

Any contingent liability under the agreement with Numab in the event that Numab defaults under its loan with Zurcher Kantonalbank up to a maximum potential amount of $2.3 million. As of March 31, 2013, the potential amount of payments in the event of Numab’s default was $2.3 million.

We had an outstanding purchase order commitment of approximately $817,000 with R-Tech (see Note 8 below).

8. Related Party Transactions

R-Tech Ueno, Ltd.

In addition to the unoprostone isopropyl agreements described in Note 5 above, the Company is a party to other development and exclusive supply agreements with R-Tech covering various compounds and territories. The Company’s founders, Drs. Ryuji Ueno and Sachiko Kuno, directly or indirectly, own a majority of the stock of R-Tech.

The Company recorded the following expenses under its agreements with R-Tech for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012
Clinical supplies	$194	$16
Other research and development services	42	304
Commercial supplies	1,837	135
	$2,073	$455

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(In thousands)	2013	2012
Deferred revenue, current	$163	$479
Deferred revenue, non-current	5,461	5,386
	$5,624	$5,865

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company recognized approximately $163,000 and $105,000 of revenue relating to its agreements with R-Tech for each of the three months ended March 31, 2013 and 2012, respectively, which was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Beginning October 2012, R-Tech is relocating its manufacturing facility for unoprostone isopropyl and will not be able to manufacture and supply unoprostone isopropyl for up to 18 months. R-Tech has designated another facility in Japan but such facility will need to be inspected by the FDA in 2013 before it can manufacture unoprostone isopropyl. In order to mitigate this risk, the Company placed an order of $5.3 million to cover this supply period based on Company forecasts for the launch of RESCULA in the United States, R-Tech delivered $4.5 million of that order to the Company in the first quarter of 2013.

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or the Numab Agreement, with Numab. Numab is considered a related party as a result of an ownership interest by one of our executive officers. Under the terms of the Numab Agreement the Company will provide Numab with up to CHF 5.0 million as collateral and will serve as guarantor for a loan to Numab from a third party. Following payment of the first success fee during the quarter this amount was reduced to CHF 2.2 million, approximately $2.3 million as of the closing date, The Company may name up to three further targets against which Numab will use their proprietary technology to discover high-affinity antibodies and to develop these to an investigational new drug ready stage. Numab is eligible for full time equivalent based payments and discovery success dependent fees. Any success dependent fees will result in a corresponding reduction in the amount of the available guarantee.

As of March 31, 2013, the collateral of CHF 2.2 million has been deposited by the Company and Numab has utilized CHF 2.0 million of its CHF 2.0 million loan During 2012 we considered it probable the success criteria for the first target would be met and made full provision for the success fee. This fee was paid during the first quarter of 2013. The Company has decided to no longer pursue the further development of the target. Numab and the Company are in discussions in light of this decision.

9. Notes Payable

In November 2010, the Company’s Japanese subsidiary, Sucampo Pharma Ltd., or SPL, entered into a ¥1,000,000,000, approximating $10.6 million as of the closing date, secured term loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, or the Tokyo-Mitsubishi Bank. The loan agreement provides for the extension of credit for the period of one year that can be renewed annually upon the agreement of the Company, SPL and the Tokyo-Mitsubishi Bank. The loan was renewed in November 2012. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, or TIBOR, plus 1% and is reset quarterly. The interest rate at March 31, 2013 was 1.27%. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $10.6 million and $11.6 million as of March 31, 2013 and December 31, 2012, respectively. In connection with the loan agreement, the Company and the Tokyo-Mitsubishi Bank executed a guarantee agreement which provides full guarantee by the Company on behalf of SPL’s obligation to the Tokyo-Mitsubishi Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Tokyo-Mitsubishi Bank and the deposit bears annual interest of 0.25%, which is recorded as restricted cash, current in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. Following the loan renewal in November 2012, and due to the short-term maturity of the facility, the Company estimated that the carrying value approximated the fair value at March 31, 2013.

In March 2013, SPL entered into a ¥1,000,000,000, approximating $10.6 million as of the closing date, secured term loan agreement with Mizuho Bank, Ltd., or the Mizuho Bank. The loan agreement provides for the extension of credit for the period of one year that can be renewed annually upon the agreement of the Company, SPL and the Mizuho Bank. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month TIBOR plus 0.25% and is reset quarterly. The interest rate at March 31, 2013 was 0.5%. The outstanding loan balance included in the accompanying Condensed Consolidated Balance Sheets was $10.6 million as of March 31, 2013. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, SPL agreed to maintain an amount of collateral that would not fall below 100.0% of the initial balance throughout the term of the loan. SPL deposited $11.0 million with the Mizuho Bank and the deposit bears annual interest of 0.30%, which is recorded as restricted cash, current in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Subordinated Unsecured Promissory Notes

In connection with the December 2010 acquisition of Sucampo AG, or SAG, and its wholly owned subsidiary SAG-J, Ambrent Investments S.à r.l., or Ambrent, issued a subordinated unsecured promissory note, or notes, to each of the Ueno Trust and Kuno Trust, each a related party. Each of the notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the notes is equal to the per annum rate of interest determined on the basis of the sum of London Interbank Offered Rate, or LIBOR, plus 4.0%, and is reset every six months on December 1st and June 1st of each year. The interest rate beginning December 1, 2012 is 4.5%.

The notes provide for a semi-annual repayment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that, until December 1, 2012, all accrued and unpaid interest was not be paid in cash and was instead added to the principal balance of the notes, and Ambrent made only two scheduled principal payments on December 1, 2011 and December 1, 2012. In November 2011, Ambrent made the first principal payment of $7.5 million. In November 2012, Ambrent made the second principal payment of $7.5 million. Interest was approximately $460,000 for the three months ended March 31, 2013.

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

Due to changes in LIBOR rates the Company has estimated the fair value of the notes payable and this is shown in the table below.

Notes payable at their carrying amount and fair value consist of the following:

	Fair Value		Carrying Value
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2013	2012	2013	2012
Loan agreement, The Bank of Tokyo-Mitsubishi UFJ, Ltd	$10,600	$11,600	$10,600	$11,600
Loan agreement, Mizuho Bank, Ltd.	10,600	-	10,600	-
Promissory notes, Sellers of SAG	42,072	42,072	41,251	41,251
	$63,272	$53,672	$62,451	$52,851

Notes payable, current			$28,729	19,129
Notes payable, non-current			33,722	33,722
			$62,451	$52,851

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

As of March 31, 2013, the Company has received a total of $37.5 million in up-front and development milestone payments under this agreement, including a $15.0 million development milestone payment, received in December 2012, for the first commercial sale of AMITIZA, as well as $10.0 million and $12.5 million in up-front and development milestone payments, respectively, in 2009. Under the Abbott Agreement, the Company could receive additional milestone payments based on achieving other specified development and commercialization goals although there can be no assurance that the Company will receive any such payments.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreement for the three months ended March 31, 2013:

	Amount Deferred at December 31,	Cash Received for the Three Months Ended March 31,	Revenue Recognized for the Three Months Ended March 31,	Change in Accounts Receivable for the Three Months Ended March 31,	Foreign Currency Effects for the Three Months Ended March 31,	Amount Deferred at March 31,
(In thousands)	2012	2013	2013	2013	2013	2013
Collaboration revenue:
Up-front payment associated with the Company's
obligation to participate in joint committees	$725	$-	$11	$-	$(62)	$652

Product sales revenue:	$-	$1,195	$2,208	$979	$34	$-

Takeda commercialization and license agreement

The Company has received a total of $150.0 million in upfront and development milestone payments through March 31, 2013 under the Takeda Agreement. Subject to future development and commercial milestones, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the three months ended March 31, 2013:

	Amount Deferred at December 31,	Cash Received for the Three Months Ended March 31,	Revenue Recognized for the Three Months Ended March 31,	Change in Accounts Receivable for the Three Months Ended March 31,	Amount Deferred at December 31,
(In thousands)	2012	2013	2013	2013*	2013
Collaboration revenue:
Up-front payment associated with
our obligation to participate
in joint committees	$1,176	$-	$37	$-	$1,139

Research and development revenue:
Up-front payment - remainder	$-	$-	$-	$-	$-
Development milestones	-	-	-	-	-
Reimbursement of research and
development expenses	249	449	2,800	(879)	(2,981)
Total	$249	$449	$2,800	$(879)	$(2,981)

Product royalty revenue	$-	$14,175	$11,677	$(2,498)	$-

Co-promotion revenue	$-	$779	$61	$(718)	$-

* Includes billed and unbilled accounts receivable.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Numab AG

On September 8, 2011, the Company entered into the Numab Agreement with Numab, under which the Company will have access to Numab’s proprietary technology for the discovery of high-affinity antibodies against certain selected targets. The Company will be responsible for clinical development and will have exclusive commercial rights to any biologic products successfully developed and commercialized in the course of the collaboration. The Company has agreed to provide Numab with up to CHF 2.2 million as collateral for a loan to Numab from a third party. The Company may name up to three further targets against which Numab will use their technology to discover high-affinity antibodies and will develop these to an investigational new drug, or IND, -ready stage. Numab is eligible for payments based on an agreed rate for the number of full time employees assigned to the development project and discovery success-dependent fees. The Company has decided to no longer pursue the further development of the targets. Numab and the Company are in discussions in light of this decision. See Note 8 above.

11. Stock Option Plans

The following table summarizes the employee stock option activity for the three months ended March 31, 2013 under the Company’s 2001 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	156,400	$10.00
Options outstanding, March 31, 2013	156,400	10.00	3.09	$-
Options exercisable, March 31, 2013	156,400	10.00	3.09	$-

The following table summarizes the employee stock option activity for the three months ended March 31, 2013 under the Company’s Amended and Restated 2006 Stock Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	3,251,493	$4.83
Options granted	74,250	5.15
Options forfeited	(49,138)	4.74
Options expired	(10,110)	9.60
Options outstanding, March 31, 2013	3,266,495	4.83	7.90	$6,408,665
Options exercisable, March 31, 2013	1,333,186	5.04	7.12	$2,673,250

The weighted average grant date fair value of options awarded during the three months ended March 31, 2013 and the year ended December 31, 2012 was $5.15 and $6.30, respectively. As of March 31, 2013, approximately $2.0 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.49 years.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company granted 510,000 stock options with an exercise price of $5.85 per share to non-employees in August 2005 under the Company’s 2001 Incentive Plan. As of March 31, 2013 and December 31, 2012, 450,000 of these options were outstanding and exercisable. These non-employee stock options vested immediately and have a weighted average exercise price per share of $5.85 and $5.85, respectively, and remaining contractual life of 2.09 and 2.33 years, respectively, as of March 31, 2013 and December 31, 2012.

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, or ESPP, a total of 784 and 938 shares of class A common stock were purchased during the three months ended March 31, 2013 and 2012, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying Condensed Consolidated Statement of Comprehensive Income (Loss). The Company received $4,871 and $6,639 upon purchase of shares under the ESPP for the three months ended March 31, 2013 and 2012, respectively.

12. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded a tax provision of $1.1 million and $2.3 million, respectively. The tax provision for the three months ended March 31, 2013 and 2012 primarily pertained to pre-tax profits generated by the Company’s U.S and Japanese subsidiaries.

The Company has estimated its annual effective tax rate for the full fiscal year 2013 and 2012 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

Uncertain Tax Positions

The Company applies the relevant guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.

The Company had an outstanding non-current income tax liability of approximately $1.0 million, including interest, for uncertain tax positions as of March 31, 2013. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements. As of March 31, 2013, $549,000 and $475,000 is reflected as other current liabilities and other liabilities, respectively in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of March 31, 2013 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the three months ended March 31, 2013, the liability for income taxes has decreased approximately $108,000. This decrease in the liability is primarily related to the filing of voluntary disclosures and tax returns with various state tax authorities during the quarter offset by an increase related to current year activity in the United States.

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of the income tax provision. Other than the expected settlement of state tax liabilities, no additional uncertain tax positions have been identified for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. In addition, future changes in the unrecognized tax benefits would have an effect on the effective rate when recognized.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended March 31, 2013
Research and development revenue	$2,800	$-	$-	$2,800
Product royalty revenue	11,677	-	-	11,677
Product sales revenue	1	8	2,208	2,217
Co-promotion revenue	61	-	-	61
Contract and collaboration revenue	141	12	11	164
Total revenues	14,680	20	2,219	16,919
Cost of goods sold	23	5	1,254	1,282
Gross profit	14,657	15	965	15,637
Research and development expenses	1,282	2,671	1,676	5,629
Depreciation and amortization	122	250	9	381
Other operating expenses	10,317	598	1,320	12,235
Income (loss) from operations	2,936	(3,504)	(2,040)	(2,608)
Interest income	15	4	-	19
Interest expense	-	(460)	(35)	(495)
Other non-operating expense, net	(16)	(192)	1,289	1,081
Income (loss) before income taxes	$2,935	$(4,152)	$(786)	$(2,003)
Capital expenditures	$14	$103	$3	$120

Three Months Ended March 31, 2012
Research and development revenue	$2,479	$3	$103	$2,585
Product royalty revenue	10,928	-	-	10,928
Product sales revenue	-			-
Co-promotion revenue	766	-	-	766
Contract and collaboration revenue	141	13	13	167
Total revenues	14,314	16	116	14,446
Cost of goods sold	-	-	-	-
Gross profit	14,314	16	116	14,446
Research and development expenses	822	1,517	1,013	3,352
Depreciation and amortization	120	220	10	350
Other operating expenses	10,053	716	297	11,066
Income (loss) from operations	3,319	(2,437)	(1,204)	(322)
Interest income	18	2	-	20
Interest expense	-	(550)	(42)	(592)
Other non-operating expense, net	75	190	1,009	1,274
Income (loss) before income taxes	$3,412	$(2,795)	$(237)	$380
Capital expenditures	$40	$-	$-	$40

As of March 31, 2013
Property and equipment, net	$1,167	$132	$203	$1,502
Identifiable assets, net of intercompany loans
and investments	$92,402	$17,342	$23,607	$133,351

As of December 31, 2012
Property and equipment, net	$1,276	$36	$228	$1,540
Identifiable assets, net of intercompany loans
and investments	$87,731	$25,465	$14,600	$127,796
19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. (the “Company,” “we,” “us,” or “our”) and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on March 18, 2013. You should also read the following discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

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

To date, two prostone products have received marketing approval, AMITIZA and RESCULA. A third prostone, cobiprostone, or SPI-8811, is in phase 1 clinical development for the target indication of prevention of oral mucositis, or OM. Two additional prostones, SPI-017 and SPI-3608, have also been developed for human testing for the indication of management of pain caused by spinal stenosis, and SPI-017 is currently in a phase 2A trial that is expected to conclude by the fourth quarter of 2013.

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

Drs. Ryuji Ueno and Sachiko Kuno are our controlling stockholders and are married to each other. Dr. Ueno is our Chief Executive Officer and Chairman of the Board of Directors. Dr. Kuno was a member of our Board of Directors and our executive advisor on international business development through September 30, 2012. Drs. Ueno and Kuno, together, directly or indirectly, own a majority of the stock of R-Tech Ueno, Ltd., or R-Tech, a pharmaceutical research, development and manufacturing company in Japan. R-Tech is responsible for the manufacture and supply of all of our prostone products for commercial use or clinical development.

Our Prostone Products, Approved and in the Clinic

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA in the United States and Canada

In April 2013, we received approval for a supplemental new drug application, or sNDA, for AMITIZA at dosage strength of 24 micrograms twice daily as the first and only oral medication for the treatment of OIC in adult patients with chronic, non-cancer pain. Upon the first commercial sale of AMITIZA for OIC, we will recognize a $10.0 million milestone payment from Takeda, which we expect to receive in the second quarter.

AMITIZA in Japan

In June 2012, we received approval from the Ministry of Health, Labour and Welfare, or MHLW, in Japan, for the use of AMITIZA for chronic constipation, or CC, excluding constipation caused by organic diseases. In November 2012, Abbott began marketing AMITIZA in Japan for CC. AMITIZA is Japan’s only prescription medicine for CC.

AMITIZA in other territories

In the United Kingdom, we are currently working to achieve National Institute for Care Excellence, or NICE endorsement and launch AMITIZA to treat CIC in the United Kingdom in 2013. In Switzerland, we began active marketing of AMITIZA in the first quarter of 2013.

In the first quarter of 2013, we commenced the MRP approval process in other European Union countries for CIC. In the first quarter of 2013, we also filed for an OIC indication in the United Kingdom and Switzerland. If we receive approval in the United Kingdom, we will seek approval in other countries of the European Union following an MRP for OIC.

RESCULA

Under our 2009 and 2011 agreements with R-Tech, we hold the exclusive rights to commercialize and develop RESCULA worldwide except for Japan, Korea, Taiwan and the People’s Republic of China, or R-Tech Territory, for its approved indication and all new ophthalmic indications developed by us. We are also evaluating the opportunities in the European Union and other European countries to commercialize unoprostone isopropyl there. We also seek to develop new formulations using third party proprietary drug delivery technologies. We are exploring research programs with those third parties.

An sNDA for RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension was approved by the FDA in December 2012 and we began commercializing the product in February 2013. In April 2013, we paid a $500,000 milestone payment to R-Tech upon the February 2013 RESCULA re-launch. According to the approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower intraocular pressure. RESCULA is a BK channel activator, acting via an entirely different mechanism of action as compared to any other IOP lowering agent on the market.

In February 2013, we announced that the Japan Science and Technology Agency, or JST, adopted unoprostone isopropyl ophthalmic solution 0.15% in the Adaptable and Seamless Technology Transfer Program. As part of this program, R-Tech, our development partner, has signed an agreement for unoprostone isopropyl with the JST in which the Japanese government shall provide the majority of funding for phase 3 clinical development costs for unoprostone isopropyl for retinitis pigmentosa, or RP. We are co-developing unoprostone isopropyl with R-Tech and may file for FDA and European Medicines Agency approval for the treatment of RP in the future assuming successful clinical studies.

Product Pipeline

The table below summarizes the development status of lubiprostone, unoprostone isopropyl and several other prostone-based product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of AMITIZA in the United States, Canada and Japan, which is covered by our collaboration and license agreements with Takeda and Abbott, and for RESCULA, for which we hold all rights except in the R-Tech Territory. Commercialization may be after successful completion of clinical studies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
AMITIZA ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	_____

		Marketing Authorization Application (MAA) approved for CIC in August 2012 in U.K. Initiated mutual recognition process for approval in other E.U. countries.	Obtain NICE endorsement within the U.K.

	Chronic constipation	Marketed in Japan since Q4 2012	_____

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	sNDA approved in U.S. in Q2 2013. MAA submitted in Switzerland and UK in Q1 2013	M.A.A. approval Switzerland and UK; MRP-wide E.U. approval after U.K. approval

	Pediatric functional constipation	Phase 3 in U.S. and Europe	File sNDA in U.S. and MAA in Europe for label updates

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

RESCULA ® (unoprostone isopropyl)	Primary open angle glaucoma and ocular hypertension	Launch in the U.S. in Q1 2013	_____

	Glaucoma and ocular hypertension	_____	Updated label and reauthorization in the E.U. and Switzerland

Cobiprostone (SPI-8811)	Gastrointestinal
	Oral mucositis	Phase 1: spray formulation	Complete Phase 1a: initiate phase 1b/2a trial

SPI-3608	Spinal stenosis	Phase 1 ongoing	Complete phase 1 trial

SPI-017	Spinal stenosis	Phase 2 ongoing	Complete phase 2a study

Results of Operations

Revenues

The following table summarizes our revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Research and development revenue	$2,800	$2,585
Product royalty revenue	11,677	10,928
Co-promotion revenue	61	766
Contract and collaboration revenue	164	167
Product sales revenue	2,217	-
Total	$16,919	$14,446

Total revenues were $16.9 million for the three months ended March 31, 2013 compared to $14.4 million for the three months ended March 31, 2012, an increase of $2.5 million or 17.1%.

 Research and development revenue

Research and development revenue was $2.8 million for the three months ended March 31, 2013 compared to $2.6 million for the three months ended March 31, 2012, an increase of $215,000 or 8.3%.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $11.7 million for the three months ended March 31, 2013 compared to $10.9 million for the three months ended March 31, 2012, an increase of $749,000 or 6.9%. The increase was primarily due to higher price and volume of AMITIZA sales.

Product sales revenue

Product sales revenue represents product sales earned on net sales of AMITIZA in Japan and RESCULA in the United States. Product sales revenue was $2.2 million for the three months ended March 31, 2013 compared to nil for the three months ended March 31, 2012.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was $61,000 for the three months ended March 31, 2013 compared to $766,000 for the three months March 31, 2012. The decrease in co-promotion revenue was attributable to a shift of our sales force from selling AMITIZA to selling RESCULA during the quarter.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Direct costs:
Lubiprostone	$2,061	$749
Cobiprostone	285	457
SPI-017	733	106
Unoprostone isoproypl	436	784
Other	1,247	815
Total	4,762	2,911

Indirect costs	867	441
Total	$5,629	$3,352

Total research and development expenses for the three months ended March 31, 2013 were $5.6 million compared to $3.4 million for the three months ended March 31, 2012, an increase of $2.3 million or 67.9%. The increase was primarily due to the initiation of our phase 3 clinical trial of lubiprostone for pediatric patients.

General and Administrative Expenses

The following summarizes our general and administrative expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Salaries, benefits and related costs	$2,144	$2,026
Legal, consulting and other professional expenses	2,046	3,118
Stock option expense	250	518
Other expenses	2,787	1,665
Total	$7,227	$7,327

General and administrative expenses were $7.2 million for the three months ended March 31, 2013, compared to $7.3 million for the three months ended March 31, 2012, a decrease of $100,000. The changes in general and administrative expense were primarily due to continued investment in corporate marketing and branding and staff to support business growth, partially offset by lower legal, consulting, and other professional expenses as a result of the conclusion of certain legal matters in 2012.

Selling and Marketing Expenses

The following summarizes our selling and marketing expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Salaries, benefits and related costs	$1,949	$1,884
Consulting and other professional expenses	901	338
Stock option expense	57	113
Other expenses	2,482	1,754
Total	$5,389	$4,089

Selling and marketing expenses represent costs we incur to co-promote AMITIZA, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $5.4 million for the three months ended March 31, 2013, compared to $4.1 million for the three months ended March 31, 2012, an increase of $1.3 million or 31.8%. The increase in selling and marketing expenses relates primarily to commercialization and launch costs for RESCULA.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Interest income	$19	$20
Interest expense	(495)	(592)
Other income (expense), net	1,081	1,274
Total	$605	$702

Interest income was $19,000 for the three months ended March 31, 2013, compared to $20,000 for the three months ended March 31, 2012, a decrease of $1,000, or 5.0%.

Interest expense was $495,000 for the three months ended March 31, 2013, compared to $592,000 for the three months ended March 31, 2012, a decrease of $97,000, or 16.4%.

Other income was $1.1 million for the three months ended March 31, 2013, compared to other income of $1.3 million for the three months ended March 31, 2012, a decrease of $194,000, or 15.2%. The majority of the decrease relates to higher foreign exchange gains in the prior year period that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax provision of $1.1 million and $2.3 million for three months ended March 31, 2013 and 2012, respectively. The tax provision for the three months ended March 31, 2013 primarily related to pre-tax income generated by our United States and Japanese subsidiaries.

Reportable Geographic Segments

We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors, including the progress of research and development activities. The financial results in these three segments based on geographic locations for the three months ended March 31, 2013 are summarized in the table below.

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $2.9 million for the three months ended March 31, 2013 compared to income before taxes of $3.4 million for three months ended March 31, 2012.

Our segment in Europe recorded a loss before taxes of $4.2 million for the three months ended March 31, 2013 compared to loss before taxes of $2.8 million for the three months ended March 31, 2012.

Our segment in Asia recorded a loss before taxes of $786,000 for the three months ended March 31, 2013 compared to a loss before taxes of $237,000 during the three months ended March 31, 2012.

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended March 31, 2013
Total revenues	$14,680	$20	$2,219	$16,919
Income (loss) before taxes	2,935	(4,152)	(786)	(2,003)

Three Months Ended March 31, 2012
Total revenues	$14,314	$16	$116	$14,446
Income (loss) before taxes	3,412	(2,795)	(237)	380

Identifiable assets
As of March 31, 2013	92,402	17,342	23,607	133,351
As of December 31, 2012	87,731	25,465	14,600	127,796

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

Our cash, cash equivalents, restricted cash and investments consist of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(In thousands)	2013	2012
Cash and cash equivalents	$48,643	$52,022
Restricted cash, current	26,113	15,113
Restricted cash, non-current	2,319	3,832
Investments, current	5,142	6,035
Investments, non-current	13,614	14,408
Total	$95,831	$91,410

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with a maturity at time of purchase of 90 days or less.

As of March 31, 2013 and December 31, 2012, our restricted cash consisted primarily of the collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., a loan agreement with Mizuho Bank, Ltd., Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of March 31, 2013, our short-term investments consisted of certificates of deposits, corporate bonds, commercial paper and variable rate demand notes that have short-term maturities of one year or less.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash provided by (used in):
Operating activities	$(5,639)	$4,807
Investing activities	(7,946)	2,278
Financing activities	10,270	51
Effect of exchange rates	(64)	(2,294)
Net increase (decrease) in cash and cash equivalents	$(3,379)	$4,842

Three months ended March 31, 2013

Net cash used in operating activities was $5.6 million for the three months ended March 31, 2013. This reflected a net loss of $3.1 million as well as changes in other operating assets and liabilities.

Net cash used in investing activities was $7.9 million for the three months ended March 31, 2013. This primarily reflected an increase in restricted cash associated with collateral pledged to support loan agreements, partially offset by our proceeds from the sales and maturities of investments.

Net provided by in financing activities of $10.3 million for the three months ended March 31, 2013 primarily reflected proceeds from a loan agreement with Mizuho Bank, Ltd., partially offset by purchases under the stock repurchase program (as discussed below under “Funding Requirements.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for three months ended March 31, 2013 was a decrease of $64,000.

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

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the three months ended March 31, 2012 was a decrease of $2.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. On September 8, 2011, we announced that our Board approved the repurchase of up to an aggregate of $2.0 million of its Class A common stock out of the $10.0 million authorized. On November 2, 2012, our Board authorized the increase of such amount of repurchase to up to an aggregate of $5.0 million. During the first three months of 2013, we repurchased 67,762 shares of our class A common stock under this program at a cost of $0.3 million.

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the on-going development program of AMITIZA in the United States;

•	the launch and development of RESCULA in the United States;

•	development, regulatory and marketing efforts in Europe and Asia for lubiprostone;

•	development and regulatory activities for unoprostone isopropyl in the United States and Canada and other countries except Japan, Korea, Taiwan and The People’s Republic of China;

•	development, marketing and manufacturing activities at SAG;

•	activities to resolve our on-going legal matters;

•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;

•	research and development activities for other prostone compounds, including cobiprostone, SPI-3608 and SPI-017;

•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;

•	the expansion of our commercialization activities including the purchase of inventory;

•	the continuing purchase of shares of our class A common stock up to $5.0 million pursuant to the recently implemented repurchase program, and if we elect to do so, increasing the repurchase program up to $10.0 million previously approved by our Board of Directors; and

•	the satisfaction of the conditions of our loan note obligations.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At March 31, 2013, we have sufficient liquidity for the next 12 months.

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

Effects of Foreign Currency

We currently incur a portion of our operating expenses in Switzerland, Japan and the United Kingdom. The reporting currency for our Condensed Consolidated Financial Statements is United States dollars. As such, the results of our operations could be adversely affected by changes in exchange rates either due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign exchange rate exposure via derivative instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks during the three months ended March 31, 2013 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

Foreign Exchange Rate Risk

We are subject to foreign exchange risk for revenues and expenses denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2013.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of March 31, 2013 and December 31, 2012, approximately 16.4% and 16.7%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2013. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

On January 2, 2013, we received a first Notice Letter and on January 25, 2013, we received a second Notice Letter from Anchen and Par regarding their filing of an Abbreviated New Drug Application with the FDA to market a generic version of AMITIZA oral capsules, 8 mcg and 24 mcg. On February 8 2013, we announced that we, along with R-Tech and Takeda, filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Anchen and Par. The lawsuit claims infringement of six patents that are listed in the FDA’s Orange Book and that are scheduled to expire between 2020 and 2027. The patent infringement lawsuit is beginning the discovery phase.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed by us with the SEC on March 18, 2013. There have not been any material changes from the risk factors as previously disclosed in our Form 10-K filed on March 18, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) During the three months ended March 31, 2013, we repurchased shares of our class A common stock pursuant to the stock repurchase program initially approved by our Board of Directors in December 2008 as follows:

Issuer Purchases of Equity Securities*

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Month #1 (January 1, 2013 through January 31, 2013)	41,618	$4.96	41,618	207,624
Month #2 (March 1, 2013 through March 31, 2013)	26,144	$4.87	26,144	740,144
Total	67,762	$4.92	67,762	740,144

* On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. On September 8, 2011, we announced that our Board of Directors approved the repurchase of up to an aggregate of $2,000,000 of our Class A common stock out of the $10.0 million authorized. On November 2, 2012, our Board of Directors authorized the increase of such amount of repurchase to up to an aggregate of $5.0 million. The stock repurchase program is expected to continue through the third quarter of 2013 unless extended or shortened.

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

Sucampo Pharmaceuticals, Inc.

May 10, 2013	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 10, 2013	By:	/s/ CARY J. CLAIBORNE
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