Form 10-Q
period 2013-06-30
Sucampo Pharmaceuticals, Inc.
filed 2013-08-09
CIK 1365216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33609

SUCAMPO PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01	The NASDAQ Global Market

Delaware	30-0520478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4520 East-West Highway, 3rd Floor	20814
Bethesda, MD	(Zip Code)
(Address of principal executive offices)

(301) 961-3400
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of August 2, 2013, there were 42,470,364 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands of U.S. dollars, except share data)

	June 30, 2013	December 31, 2012
ASSETS:

Current assets:
Cash and cash equivalents	$47,288	$52,022
Investments, current	8,420	6,035
Product royalties receivable	12,001	14,175
Unbilled accounts receivable	-	732
Accounts receivable, net	3,616	1,360
Deferred tax assets, current	1,228	874
Deferred charge, current	673	673
Restricted cash, current	26,130	15,113
Inventory	4,872	-
Prepaid expenses and other current assets	3,879	1,930
Total current assets	108,107	92,914

Investments, non-current	9,309	14,408
Property and equipment, net	1,384	1,540
Intangible assets, net	6,927	7,415
Deferred tax assets, non-current	1,750	1,654
Deferred charge, non-current	4,877	5,213
Restricted cash, non-current	2,330	3,832
Other assets	664	820
Total assets	$135,348	$127,796

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$5,653	$5,496
Accrued expenses	6,429	10,595
Deferred revenue, current	1,271	3,700
Income tax payable	4,941	148
Notes payable, current	27,940	19,129
Other current liabilities	783	1,003
Total current liabilities	47,017	40,071

Notes payable, non-current	29,786	33,722
Deferred revenue, non-current	6,522	7,093
Deferred tax liability, non-current	2,416	2,627
Other liabilities	1,227	1,253
Total liabilities	86,968	84,766

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2013 and December 31,2012; 42,388,264 and 41,964,905 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	423	420
Additional paid-in capital	65,398	62,521
Accumulated other comprehensive income	15,998	16,166
Treasury stock, at cost; 524,792 and 457,030 shares	(2,313)	(1,977)
Accumulated deficit	(31,126)	(34,100)
Total stockholders' equity	48,380	43,030
Total liabilities and stockholders' equity	$135,348	$127,796

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Research and development revenue	$11,461	$3,096	$14,261	$5,681
Product royalty revenue	12,000	11,703	23,677	22,631
Product sales revenue	3,399	-	5,616	-
Co-promotion revenue	-	1,757	61	2,523
Contract and collaboration revenue	163	127	327	294
Total revenues	27,023	16,683	43,942	31,129

Cost of goods sold	1,908	-	3,190	-
Gross profit	25,115	16,683	40,752	31,129

Operating expenses:
Research and development	4,425	5,235	10,054	8,587
General and administrative	5,968	8,015	13,195	15,342
Selling and marketing	4,553	6,107	9,942	10,196
Total operating expenses	14,946	19,357	33,191	34,125

Income (loss) from operations	10,169	(2,674)	7,561	(2,996)
Non-operating income (expense):
Interest income	23	30	42	50
Interest expense	(493)	(592)	(988)	(1,184)
Other income (expense), net	744	(555)	1,825	719
Total non-operating income (expense), net	274	(1,117)	879	(415)

Income (loss) before income taxes	10,443	(3,791)	8,440	(3,411)
Income tax benefit (provision)	(4,324)	2,972	(5,466)	664
Net income (loss)	$6,119	$(819)	$2,974	$(2,747)

Net income (loss) per share:
Basic net income (loss) per share	$0.15	$(0.02)	$0.07	$(0.07)
Diluted net income (loss) per share	$0.14	$(0.02)	$0.07	$(0.07)
Weighted average common shares outstanding - basic	41,604	41,710	41,533	41,706
Weighted average common shares outstanding - diluted	42,868	41,710	42,597	41,706

Comprehensive loss:
Net income (loss)	$6,119	$(819)	$2,974	$(2,747)
Other comprehensive income (loss):
Unrealized loss on investments, net of tax effect	(19)	(2)	(34)	(5)
Foreign currency translation	(186)	-	(134)	(1,592)
Comprehensive income (loss)	$5,914	$(821)	$2,806	$(4,344)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands of U.S. dollars, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2012	41,964,905	420	62,521	16,166	457,030	(1,977)	(34,100)	43,030
Stock issued upon exercise of stock options	421,595	3	1,536	-	-	-	-	1,539
Employee stock option expense	-	-	1,012	-	-	-	-	1,012
Stock issued under employee stock purchase plan	1,764	-	11	-	-	-	-	11
Foreign currency translation	-	-	-	(134)	-	-	-	(134)
Unrealized loss on investments, net of tax effect	-	-	-	(34)	-	-	-	(34)
Windfall tax benefit from stock-based compensation	-	-	318	-	-	-	-	318
Treasury stock, at cost	-	-	-	-	67,762	(336)	-	(336)
Net income	-	-	-	-	-	-	2,974	2,974
Balance at June 30, 2013	42,388,264	$423	$65,398	$15,998	524,792	$(2,313)	$(31,126)	$48,380

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,974	$(2,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	753	731
Deferred tax provision	(988)	(22,888)
Deferred charge	336	23,586
Stock-based compensation	1,012	1,301
Amortization of premiums on investments	53	49
Notes payable paid-in-kind interest	-	1,101
Unrealized currency translations gains	(2,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,256)	4,010
Unbilled accounts receivable	732	1,285
Product royalties receivable	2,175	(907)
Inventory	(4,832)	87
Prepaid and income taxes receivable and payable, net	4,797	(443)
Accounts payable	294	(1,619)
Accrued expenses	(3,993)	(1,413)
Deferred revenue	(2,777)	(396)
Accrued interest payable	(22)	-
Other assets and liabilities, net	(2,160)	(969)
Net cash provided by (used in) operating activities	(5,902)	768
Cash flows from investing activities:
Purchases of investments	(2,399)	(2,430)
Proceeds from the sales of investments	-	750
Maturities of investments	5,060	17,390
Purchases of property and equipment	(140)	(265)
Purchases of intangible assets	-	(3,000)
Purchase of other investing activities	-	(432)
Restricted cash	(10,027)	-
Net cash provided by (used in) investing activities	(7,506)	12,013
Cash flows from financing activities:
Proceeds from notes payable	10,600	-
Repayment of notes payable	(3,725)	-
Proceeds from exercise of stock options	1,539	67
Purchase of treasury stock	(336)	-
Proceeds from employee stock purchase plan	11	11
Windfall tax benefit from stock-based compensation	318	-
Net cash provided by financing activities	8,407	78
Effect of exchange rates on cash and cash equivalents	267	(1,830)
Net increase (decrease) in cash and cash equivalents	(4,734)	11,029
Cash and cash equivalents at beginning of period	52,022	50,662
Cash and cash equivalents at end of period	$47,288	$61,691
Supplemental disclosure of non-cash investing and financing activities:
Purchase of other investing activities included in accounts payable	$-	$2

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

Prostones act locally to restore normal function in cells and tissues. They are quickly metabolized to an inactive form, and therefore, their pharmacologic activity can be targeted to specific organs and tissues. Prostones possess a unique mechanism of action as highly potent and selective ion channel activators. Ion channels are integral parts of cell membranes that regulate the flow of specific ions into and out of cells. This regulation is key to the functioning of cells, such as metabolic processes and cell survival. As such, prostones are physiological mediators of the restoration of cellular homeostasis and tissue regeneration. There is also evidence that prostones have anti-inflammatory properties and can prevent cell death.

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

To date, two prostone products, AMITIZA and RESCULA, have received marketing approvals. A third prostone, cobiprostone, or SPI-8811, completed phase 1a clinical development for the target indication of prevention and/or treatment of oral mucositis, or OM, in the second quarter of 2013, and we expect to initiate the next phase of clinical development in the fourth quarter of 2013. Two additional prostones, SPI-017 and SPI-3608, have been developed for human testing for the indication of management of pain caused by spinal stenosis. SPI-017 is currently in a phase 2a trial that is expected to conclude by the fourth quarter of 2013. In June 2013, SPI-3608 completed phase 1 clinical development and is expected to begin the next phase of clinical development in the first quarter of 2014.

AMITIZA is currently being marketed in the United States for three gastrointestinal indications under the October 2004 collaboration and license agreement, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited. These indications are chronic idiopathic constipation, or CIC, in adults; irritable bowel syndrome with constipation, or IBS-C, in adult women; and opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain, which received approval from the U.S. Food and Drug Administration, or FDA, in April 2013. AMITIZA at dosage strength of 24 micrograms twice daily is the first and only oral medication for the treatment of OIC in adult patients with chronic, non-cancer pain. Takeda also holds marketing rights to AMITIZA in Canada, but has yet to commercialize in that market. The Company is primarily responsible for development activities under the Takeda Agreement, while Takeda is responsible for the commercialization of AMITIZA in the United States and Canada.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In the United Kingdom, AMITIZA was approved for CIC July 2012. The Company is currently working to achieve National Institute for Health and Care Excellence endorsement. In Switzerland, the Company is actively marketing AMITIZA, following an agreement on a reimbursement price with the Swiss Bundesamt für Gesundheit (BAG) in December 2012.

In the first quarter of 2013, the Company commenced the approval process in other European Union countries for AMITIZA via the Mutual Recognition Procedure, or MRP, and filed for the OIC indication in the United Kingdom and Switzerland. Upon the OIC approval in the United Kingdom, the Company will seek approval in other European Union countries following the MRP for OIC.

The Company holds license agreements for RESCULA in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company has begun commercializing RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension. According to the approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower intraocular pressure. RESCULA is a BK channel activator and has a different mechanism of action than other IOP lowering agents on the market.

In February 2013, the Company announced that the Japan Science and Technology Agency, or JST, adopted unoprostone isopropyl ophthalmic solution 0.15% in the Adaptable and Seamless Technology Transfer Program. As part of this program, R-Tech Ueno, Ltd., or R-Tech, a pharmaceutical research, development and manufacturing company in Japan, the Company’s development partner, has signed an agreement for unoprostone isopropyl with the JST under which the Japanese government shall provide the majority of the funding for phase 3 clinical development costs for unoprostone isopropyl for retinitis pigmentosa, or RP. The Company is co-developing unoprostone isopropyl with R-Tech, and the Company may move forward with filings in Europe and the U.S. assuming successful trials in Japan. In May 2013, the Company received orphan drug designation in the European Union for unoprostone isopropyl for the treatment of RP. Unoprostone isopropyl has also previously achieved orphan drug status for RP in the U.S.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 18, 2013. The financial information as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is unaudited. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Restricted Cash

Restricted cash consists of approximately $28.5 million and $18.9 million at June 30, 2013 and December 31, 2012, respectively. Restricted cash represents cash required to be deposited with certain financial institutions in connection with a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., or the Tokyo-Mitsubishi Bank, a loan agreement with Mizuho Bank, Ltd., or the Mizuho Bank, a loan agreement with Numab AG, or Numab, with Zurcher Kantonalbank and the operating leases.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses, approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 below and, is considered a Level 2 security.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable represent mainly amounts due under the Takeda Agreement and the Abbott Agreement. Unbilled accounts receivable represent the research and development expenses that are reimbursable by Takeda but have not been billed to Takeda as of the balance sheet date. The Company recorded an allowance for doubtful accounts at June 30, 2013 and December 31, 2012 of approximately $390,000 and $280,000, respectively, related to certain disputed Takeda invoices.

Product Royalties Receivable

Product royalties receivable represent amounts due from Takeda for the Company’s royalties on net sales of AMITIZA, which are based on reports obtained directly from Takeda.

Inventory

Inventory is stated at cost or market, whichever is lower. Cost is determined on a first-in, first-out basis. Inventory is reviewed periodically for potential excess, dated or obsolete status. Management evaluates the carrying value of inventory on a regular basis, taking into account such factors as historical and anticipated future sales compared to quantities on hand, the prices the Company expects to obtain for products in their respective markets compared to historical costs and the remaining shelf life of goods on hand.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Product Royalty Revenue

Royalty revenues are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met.

Product Sales Revenue

AMITIZA product sales consist of AMITIZA sales to Abbott in Japan. Revenue from AMITIZA product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, and collection from the customer is reasonably assured. The Company did not record sales deductions and returns for sales of AMITIZA to Abbott due to the absence of discounts and rebates and the lack of right of return under the Abbott Agreement.

RESCULA product sales consist of RESCULA sales in the United States. The Company recognizes revenue from RESCULA product sales less deductions for estimated sales discounts and sales returns. Revenue from product sales of RESCULA is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, the Company estimates an accrual for product returns, which is recorded as a reduction of product sales. Given the Company’s limited history of selling RESCULA and the return period, the Company cannot reasonably estimate product returns from the wholesale distribution channel. Therefore, the Company is deferring the recognition of revenue until there is confirmation of pull through sales to pharmacies or other end user customers. The Company will continue to defer recognition until the point at which the Company has obtained sufficient sales history to reasonably estimate returns from the wholesalers. The Company’s three largest wholesale customers accounted for 96.6% and 92.7% of its RESCULA product sales for the three and six months ended June 30, 2013, respectively.

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

The Company has determined that it is acting as a principal under both the Takeda Agreement and the Abbott Agreement and, as such, records revenue on a gross basis in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Cost of Goods Sold

Cost of goods sold relates to sales and distribution of the Company’s products sold by the Company.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of June 30, 2013 and December 31, 2012, approximately $12.9 million, or 13.8%, and $15.6 million, or 16.7%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the federal government or government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

The Company’s products, AMITIZA and RESCULA, compete in a rapidly changing, highly competitive market, which is characterized by advances in scientific discovery, changes in customer requirements, evolving regulatory requirements, downward pressure on reimbursement pricing, and developing industry standards. Any failure by the Company to anticipate or to respond adequately or timely to these market conditions, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s business, operating results and future cash flows.

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

Revenues from one unrelated party, Takeda, accounted for 87.3% and 97.2%, of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively, and 87.1% and 97.7% for the six months ended June 30, 2013 and 2012, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 95.5% and 98.0% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at June 30, 2013 and December 31, 2012, respectively. Revenues from another unrelated party, Abbott, accounted for 12.1% and 2.2% of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively, and 12.5% and 1.6% for the six months ended June 30, 2013 and 2012, respectively. The Company’s revenues depend significantly upon the collaborations with Takeda and Abbott and these revenues may be adversely impacted if these relationships are disrupted.

The Company has an exclusive supply arrangement with R-Tech to provide it with commercial and clinical supplies of its product and product candidates. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (see Note 8 below).

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

The computation of net income (loss) per share for the three and six months ended June 30, 2013 and 2012 is shown below:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Basic net income (loss) per share:
Net income (loss)	$6,119	$(819)	$2,974	$(2,747)

Weighted average class A and B common shares outstanding	41,604	41,710	41,533	41,706

Basic net income (loss) per share	$0.15	$(0.02)	$0.07	$(0.07)

Diluted net income (loss) per share:
Net income (loss)	$6,119	$(819)	$2,974	$(2,747)

Weighted average class A and B common shares outstanding for diluted net income per share	41,604	41,710	41,533	41,706

Assumed exercise of stock options under the treasury stock method	1,264	-	1,064	-
	42,868	41,710	42,597	41,706

Diluted net income (loss) per share	$0.14	$(0.02)	$0.07	$(0.07)

The values as of June 30, 2013 and 2012 of the potentially dilutive securities that were used in the calculations of diluted net income per share for the periods listed above are shown below:

	June 30,
(In thousands)	2013	2012
Employee stock options	2,424	-
Non-employee stock options	410	-

The values as of June 30, 2013 and 2012 of the securities that were excluded from the computation of diluted net loss per share (as their effect would be anti-dilutive) for the periods listed above are shown below:

	June 30,
(In thousands)	2013	2012
Employee stock options	602	3,873
Non-employee stock options	-	450

4.      Current and Non-Current Investments

At June 30, 2013 and December 31, 2012, current and non-current available-for-sale investments consisted of the following securities:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	June 30, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. commercial paper	$500	$-	$-	$500
U.S. government securities	3,029	-	-	3,029
Certificates of deposits	1,250	-	-	1,250
Corporate bonds	1,268	-	(2)	1,266
Variable rate demand notes	2,375	-	-	2,375
Total	$8,422	$-	$(2)	$8,420

Non-current:
U.S. government securities	$7,060	$1	$(2)	$7,059
Certificates of deposits	2,250	-	-	2,250
Total	$9,310	$1	$(2)	$9,309

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. commercial paper	$2,499	$-	$-	$2,499
Municipal securities	251	-	-	251
Certificates of deposits	500	-	-	500
Variable rate demand notes	2,785	-	-	2,785
Total	$6,035	$-	$-	$6,035

Non-current:
U.S. government securities	$10,131	$2	$(3)	$10,130
Certificates of deposits	3,000	-	-	3,000
Corporate bonds	1,281	-	(3)	1,278
Total	$14,412	$2	$(6)	$14,408

The Company performs fair value measurements in accordance with the Financial Accounting Standards Board’s guidance for fair value measurements and disclosures, which defines fair value as the exchange price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company classifies its investments into the following categories based on the three levels of inputs used to measure fair value:

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

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, at June 30, 2013 and December 31, 2012 are as follows:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Fair Value Measurements at Reporting Date Using
June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$10,087	$-	$10,087
U.S. commercial paper	-	10,373	-	10,373
Certificates of deposits	-	3,500	-	3,500
Corporate bonds	-	2,518	-	2,518
Money market funds	14,008	-	-	14,008
Variable rate demand notes	-	2,375	-	2,375
Total assets measured at fair value	$14,008	$28,853	$-	$42,861

	Fair Value Measurements at Reporting Date Using
December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$10,130	$-	$10,130
U.S. commercial paper	-	5,998	-	5,998
Municipal securities	-	1,253	-	1,253
Certificates of deposits	-	3,500	-	3,500
Corporate bonds	-	6,286	-	6,286
Money market funds	16,274	-	-	16,274
Variable rate demand notes	-	2,785	-	2,785
Total assets measured at fair value	$16,274	$29,952	$-	$46,226

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

Under the terms of the 2009 R-Tech Agreement, the Company made an upfront and development payments of $3.5 million and may be required to pay up to $5.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of June 30, 2013 which is reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets. Upon the February 2013 RESCULA re-launch, a $500,000 milestone payment was paid to R-Tech in May 2013. The cost is amortized over the 10-year life of the 2009 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $85,000 for the three months ended June 30, 2013 and June 30, 2012, respectively and approximately $171,000 for the six months ended June 30, 2013 and 2012, respectively. The annual amortization expense will be approximately $341,000 through April 2019.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Pursuant to the 2011 R-Tech Agreement, the Company has made payments to R-Tech of $6.0 million, which is reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets, and may be required to pay up to $100.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The Company will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $153,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $307,000 for the six months ended June 30, 2013 and 2012, respectively. The annual amortization expense will be approximately $613,000 through March 2021.

6.      Accrued Expenses

Accrued expenses consist of the following as of June 30, 2013 and December 31, 2012:

(In thousands)	June 30, 2013	December 31, 2012
Research and development costs	$2,900	$6,662
Employee compensation	1,941	1,219
Selling and marketing costs	768	487
Legal service fees	353	830
RESCULA milestones	-	500
Other accrued expenses	467	897
Total	$6,429	$10,595

7.      Commitments

Operating Leases

The Company leases office space in the United States, Switzerland, Japan and the United Kingdom, under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, are as follows as of June 30, 2013:

(In thousands of U.S. dollars)	June 30, 2013
2013	$719
2014	1,283
2015	1,095
2016	1,084
2017	139
Total minimum lease payments	$4,320

Rent expense for all operating leases was approximately $343,000 and $378,000 for the three months ended June 30, 2013 and 2012, respectively, and $693,000 and $779,000 for the six months ended June 30, 2013 and 2012, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organizations to oversee clinical research and development studies provided on an outsourced basis to and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs through 2015 under these agreements as of June 30, 2013 were approximately $16.0 million.

The maximum contingent liability under the Numab Agreement (as defined below) in the event that Numab defaults under its loan with Zurcher Kantonalbank is $2.3 million. As of June 30, 2013, the potential amount of payments in the event of Numab’s default was $2.3 million.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

As of June 30, 2013, we had an outstanding purchase order commitment of approximately $817,000 with R-Tech for AMITIZA (see Note 8 below).

8.      Related Party Transactions

R-Tech Ueno, Ltd.

In addition to the 2009 R-Tech Agreement and the 2011 R-Tech Agreement described in Note 5 above, the Company is a party to other development and exclusive supply agreements with R-Tech covering various compounds and territories. The Company’s founders, Drs. Ryuji Ueno and Sachiko Kuno, directly or indirectly, own a majority of the stock of R-Tech.

The Company recorded the following expenses under the 2009 R-Tech Agreement and the 2011 R-Tech Agreement for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Clinical supplies	$26	$1,271	$220	$1,287
Other research and development services	64	1	106	304
Commercial supplies	2,896	11	4,733	145
	$2,986	$1,283	$5,059	$1,736

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of June 30, 2013 and December 31, 2012:

(In thousands)	June 30, 2013	December 31, 2012
Deferred revenue, current	$267	$479
Deferred revenue, non-current	5,241	5,386
	$5,508	$5,865

The Company recognized approximately $104,000 and $105,000 of revenue relating to the 2009 R-Tech Agreement and the 2011 R-Tech Agreement for the three months ended June 30, 2013 and 2012, respectively, and approximately $268,000 and $210,000 for the six months ended June 30, 2013 and 2012, respectively. Such revenue was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Beginning October 2012, R-Tech is relocating its manufacturing facility for unoprostone isopropyl and will not be able to manufacture and supply unoprostone isopropyl for up to 18 months. R-Tech has designated another facility in Japan but such facility will need to be inspected and approved by the FDA in 2013 before it can manufacture unoprostone isopropyl. In order to mitigate this risk, the Company placed an order of $5.3 million of unoprostone isopropyl to cover this supply period based on the Company’s forecasts for the launch of RESCULA in the United States. R-Tech delivered $4.5 million of that order to the Company in the first quarter of 2013.

In addition, R-Tech has a 30-year lease with Ueno Fine Chemicals Industry, LTD., or Ueno Fine Chemical, for land upon which R-Tech’s manufacturing facility that produces lubiprostone is located. There are approximately 20 years remaining on the lease and R-Tech’s manufacturing facility is on the campus of Ueno Fine Chemical. Those parties presently have a dispute over the terms of the lease but based on information from R-Tech, the Company does not believe that the dispute will adversely affect the supply of lubiprostone.

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or the Numab Agreement, with Numab. Numab is considered a related party as a result of an ownership interest by one of our executive officers. Under the terms of the Numab Agreement, the Company will provide Numab with up to CHF 5.0 million as collateral and will serve as guarantor for a loan to Numab from a third party, Zurcher Kantonalbank. Following the payment of the first success fee during the quarter this amount was reduced to CHF 2.2 million, approximately $2.3 million as of the closing date.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

As of June 30, 2013, the collateral of CHF 2.2 million has been deposited by the Company and Numab has utilized CHF 2.0 million of its loan facility. During 2012, the Company considered it probable that the success criteria for the first target would be met and made full provision for the success fee. This fee was paid during the first quarter of 2013. In the first quarter of 2013, the Company has decided to no longer pursue the further development of the target. Numab and the Company have reached a tentative termination arrangement which will result in continued development by Numab and after successful development and an agreement with a third party investor, Numab and the Company will enter into a license agreement on commercially reasonable terms. In reviewing the amount outstanding of the loan, the Company has recorded an additional liability of $136,000 during the second quarter of 2013 in collateral callable to meet a potential loan default by Numab. As of June 30, 2013 the Company has a recorded liability of $359,000 in collateral callable to meet a potential loan default by Numab.

9.      Notes Payable

In November 2010, the Company’s Japanese subsidiary, Sucampo Pharma Ltd., or SPL, entered into a ¥1,000,000,000 secured term loan agreement with the Tokyo-Mitsubishi Bank. The loan agreement provides for the extension of credit for the period of one year, which can be renewed annually upon the agreement of the Company, SPL and the Tokyo-Mitsubishi Bank. The loan was renewed in November 2012. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, or TIBOR, plus 1% and is reset quarterly. The interest rate at June 30, 2013 was 1.2%. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $10.1 million and $11.6 million as of June 30, 2013 and December 31, 2012, respectively. In connection with the loan agreement, the Company and the Tokyo-Mitsubishi Bank executed a guarantee agreement which provides full guarantee by the Company on behalf of SPL’s obligation to the Tokyo-Mitsubishi Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Tokyo-Mitsubishi Bank and the deposit bears annual interest of 0.25%, which is recorded as restricted cash, current in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012. Following the loan renewal in November 2012, and due to the short-term maturity of the facility, the Company estimated that the carrying value approximated the fair value at June 30, 2013.

In March 2013, SPL entered into a ¥1,000,000,000 secured term loan agreement with the Mizuho Bank. The loan agreement provides for the extension of credit for the period of one year, which can be renewed annually upon the agreement of the Company, SPL and the Mizuho Bank. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month TIBOR plus 0.25% and is reset quarterly. The interest rate at June 30, 2013 was 0.5%. The outstanding loan balance included in the accompanying Condensed Consolidated Balance Sheets was $10.1 million as of June 30, 2013. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, SPL agreed to maintain an amount of collateral that would not fall below 100.0% of the initial balance throughout the term of the loan. SPL deposited $11.0 million with the Mizuho Bank and the deposit bears annual interest of 0.30%, which is recorded as restricted cash, current in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013.

Subordinated Unsecured Promissory Notes

In connection with the December 2010 acquisition of Sucampo AG, or SAG, and its wholly owned subsidiary SAG-J, Ambrent Investments S.à r.l., or Ambrent, issued a subordinated unsecured promissory note, or the notes, to each of the Ueno Trust and Kuno Trust, each a related party. Each of the notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the notes is equal to the per annum rate of interest determined on the basis of the sum of London Interbank Offered Rate, or LIBOR, plus 4.0%, and is reset every six months on December 1st and June 1st of each year. The interest rate beginning June 1, 2013 is 4.4%.

The notes provide for a semi-annual repayment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that until December 1, 2012, all accrued and unpaid interest was not paid in cash and was instead added to the principal balance of the notes and that Ambrent made only two scheduled principal payments on December 1, 2011 and December 1, 2012. Ambrent made the first and second principal payments of $7.5 million each in November 2011 and November 2012, respectively. In May 2013, Ambrent made a principal and interest payment of $4.7 million. Interest expense was approximately $448,000 and $908,000 for the three and six months ended June 30, 2013, respectively.

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

Due to changes in LIBOR rates, the Company has estimated the fair value of the notes payable.

Notes payable at fair value and carrying value consist of the following at June 30, 2013 and December 31, 2012:

	Fair Value		Carrying Value
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2013	2012	2013	2012
Loan agreement, The Bank of Tokyo-Mitsubishi UFJ, Ltd	$10,100	$11,600	$10,100	$11,600
Loan agreement, Mizuho Bank, Ltd.	10,100	-	10,100	-
Promissory notes, Sellers of SAG	38,347	42,072	37,526	41,251
	$58,547	$53,672	$57,726	$52,851

Notes payable, current			$27,940	$19,129
Notes payable, non-current			29,786	33,722
			$57,726	$52,851

10.   Collaboration and License Agreements

Abbott Agreement

In February 2009, the Company entered into the Abbott Agreement to develop and commercialize lubiprostone for the treatment of CIC in Japan. Additionally, the Abbott Agreement grants Abbott the right of exclusive negotiation to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Under the terms of the Abbott Agreement, payments to the Company include a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.

As of June 30, 2013, the Company has received a total of $37.5 million in up-front and development milestone payments under the Abbott Agreement, consisting of a $15.0 million development milestone payment received in December 2012 for the first commercial sale of AMITIZA, as well as $10.0 million and $12.5 million in up-front and development milestone payments, respectively, received in 2009. Under the Abbott Agreement, the Company could receive additional milestone payments based on achieving other specified development and commercialization goals although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreement for the six months ended June 30, 2013:

(In thousands)	Amount Deferred at December 31, 2012	Cash Received for the Six Months Ended June 30, 2013	Revenue Recognized for the Six Months Ended June 30, 2013	Change in Accounts Receivable for the Six Months Ended June 30, 2013	Foreign Currency Effects for the Six Months Ended June 30, 2013	Amount Deferred at June 30, 2013
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$725	$-	$23	$-	$(92)	$610

Product sales revenue:	$-	$4,309	$5,489	$1,100	$80	$-

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Takeda commercialization and license agreement

The Company has received a total of $160.0 million in upfront and development milestone payments through June 30, 2013 under the Takeda Agreement, including a $10.0 million development milestone received in the second quarter of 2013 for the first commercial sale of AMITIZA for OIC. Subject to future development and commercial milestones, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the six months ended June 30, 2013:

(In thousands)	Amount Deferred at December 31, 2012	Cash Received for the Six Months Ended June 30, 2013	Revenue Recognized for the Six Months Ended June 30, 2013	Change in Accounts Receivable for the Six Months Ended June 30, 2013*	Foreign Currency Effects for the Six Months Ended June 30, 2013	Amount Deferred at June 30, 2013
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$1,176	$-	$73	$-	$-	$1,103

Research and development revenue:
Up-front payment - remainder	$-	$-	$-	$-	$-	$-
Development milestones	-	10,000	10,000	-	-	-
Reimbursement of research and development expenses	249	4,429	4,261	(208)	-	209
Total	$249	$14,429	$14,261	$(208)	$-	$209

Product royalty revenue	$-	$25,852	$23,677	$(2,175)	$-	-

Co-promotion revenue	$-	$779	$61	$(718)	$-	-

*      Includes billed and unbilled accounts receivable.

Numab AG

On September 8, 2011, the Company entered into the Numab Agreement with Numab, under which the Company will have access to Numab’s proprietary technology for the discovery of high-affinity antibodies against certain selected targets. The Company will be responsible for clinical development and will have exclusive commercial rights to any biologic products successfully developed and commercialized in the course of the collaboration. The Company has agreed to provide Numab with up to CHF 2.2 million as collateral for a loan to Numab from a third party, Zurcher Kantonalbank. The Company may name up to three further targets against which Numab will use their technology to discover high-affinity antibodies and will develop these to an investigational new drug-ready stage. Numab is eligible for payments based on an agreed rate for the number of full time employees assigned to the development project and discovery success-dependent fees. In the first quarter of 2013, the Company has decided to no longer pursue the further development of the targets. Numab and the Company have reached a tentative termination arrangement which will result in continued development by Numab and after successful development and an agreement with a third party investor, Numab and the Company will enter into a license agreement upon commercially reasonable terms (see Note 8 above).

11.   Stock Option Plans

The following table summarizes the employee stock option activity for the six months ended June 30, 2013 under the Company’s 2001 Incentive Plan:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	156,400	$10.00
Options outstanding, June 30, 2013	156,400	10.00	2.66	$-
Options exercisable, June 30, 2013	156,400	10.00	2.66	$-

The following table summarizes the employee stock option activity for the six months ended June 30, 2013 under the Company’s Amended and Restated 2006 Stock Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	3,251,493	$4.83
Options granted	204,250	7.36
Options exercised	(381,595)	4.37
Options forfeited	(187,743)	5.38
Options expired	(16,826)	7.38
Options outstanding, June 30, 2013	2,869,579	5.02	7.85	$5,442,401
Options exercisable, June 30, 2013	1,208,806	5.24	7.26	$2,306,737

The weighted average grant date fair value of options awarded during the six months ended June 30, 2013 and the year ended December 31, 2012 was $7.36 and $6.30, respectively. As of June 30, 2013, approximately $2.0 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.01 years.

The following table summarized the non-employee stock option activity for the six months ended June 30, 2013 under the Company’s 2001 Stock Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	450,000	$5.85
Options exercised	(40,000)	5.85
Options outstanding, June 30, 2013	410,000	5.85	1.82	$299,300
Options exercisable, June 30, 2013	410,000	5.85	1.82	$299,300

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, or ESPP, a total of 980 and 685 shares of class A common stock were purchased during the three months ended June 30, 2013 and 2012, respectively, and a total of 1,764 and 1,623 shares of class A common stock were purchased during the six months ended June 30, 2013 and 2012, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying Condensed Consolidated Statement of Comprehensive Income (Loss). The Company received $6,126 and $4,575 upon the purchase of shares under the ESPP for the three months ended June 30, 2013 and 2012, respectively, and $10,997 and $11,213 upon the purchase of shares under the ESPP for the three months ended June 30, 2013 and 2012, respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

12.   Income Taxes

For the three months ended June 30, 2013 and 2012, the Company recorded a tax provision of $4.3 million and a tax benefit of $3.0 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded a tax provision of $5.5 million and a tax benefit of $664,000, respectively. The tax provision for the three months ended June 30, 2013 primarily pertained to pre-tax profits generated by the Company’s U.S and Japanese subsidiaries.

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

The Company had an outstanding non-current income tax liability of approximately $785,000, including interest, for uncertain tax positions as of June 30, 2013. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements. As of June 30, 2013, $250,000 and $535,000 are reflected as other current liabilities and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of June 30, 2013 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the three months ended June 30, 2013, the liability for income taxes has decreased approximately $239,000. This decrease in the liability is primarily related to the filing of voluntary disclosures and tax returns with various state tax authorities during the quarter offset by an increase related to current year activity in the United States.

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

13.   Segment Reporting

The Company has determined that it has three reportable segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. The Company evaluates the performance of these segments based on income (loss) from operations, as well as other factors, that depend on the development status of these geographies. Such measures include the progress of its research and development activities, collaboration and licensing efforts, commercialization activities, product sales and other factors. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services. The following tables summarize the financial information by reportable geographic segment for the three and six months ended June 30, 2013 and 2012:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended June 30, 2013
Research and development revenue	$11,461	$-	$-	$11,461
Product royalty revenue	12,000	-	-	12,000
Product sales revenue	106	12	3,281	3,399
Co-promotion revenue	-	-	-	-
Contract and collaboration revenue	142	10	11	163
Total revenues	23,709	22	3,292	27,023
Cost of goods sold	53	3	1,852	1,908
Gross profit	23,656	19	1,440	25,115
Research and development expenses	1,304	1,941	1,180	4,425
Depreciation and amortization	112	251	9	372
Other operating expenses	8,159	1,130	860	10,149
Income (loss) from operations	14,081	(3,303)	(609)	10,169
Interest income	20	2	1	23
Interest expense	-	(449)	(44)	(493)
Other non-operating expense, net	1	(72)	815	744
Income (loss) before income taxes	$14,102	$(3,822)	$163	$10,443
Capital expenditures	$17	$3	$-	$20

Three Months Ended June 30, 2012
Research and development revenue	$2,734	$(1)	$363	$3,096
Product royalty revenue	11,703	-	-	11,703
Product sales revenue	-	-	-	-
Co-promotion revenue	1,757	-	-	1,757
Contract and collaboration revenue	142	(28)	13	127
Total revenues	16,336	(29)	376	16,683
Cost of goods sold	-	-	-	-
Gross profit	16,336	(29)	376	16,683
Research and development expenses	3,189	1,345	701	5,235
Depreciation and amortization	124	247	10	381
Other operating expenses	12,745	699	297	13,741
Income (loss) from operations	278	(2,320)	(632)	(2,674)
Interest income	22	7	1	30
Interest expense	-	(550)	(42)	(592)
Other non-operating expense, net	(42)	(273)	(240)	(555)
Income (loss) before income taxes	$258	$(3,136)	$(913)	$(3,791)
Capital expenditures	$212	$11	$-	$223

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Six Months Ended June 30, 2013
Research and development revenue	$14,261	$-	$-	$14,261
Product royalty revenue	23,677	-	-	23,677
Product sales revenue	107	20	5,489	5,616
Co-promotion revenue	61	-	-	61
Contract and collaboration revenue	283	22	22	327
Total revenues	38,389	42	5,511	43,942
Cost of goods sold	76	8	3,106	3,190
Gross profit	38,313	34	2,405	40,752
Research and development expenses	2,586	4,612	2,856	10,054
Depreciation and amortization	234	501	18	753
Other operating expenses	18,476	1,728	2,180	22,384
Income (loss) from operations	17,017	(6,807)	(2,649)	7,561
Interest income	35	6	1	42
Interest expense	-	(909)	(79)	(988)
Other non-operating expense, net	(15)	(264)	2,104	1,825
Income (loss) before income taxes	$17,037	$(7,974)	$(623)	$8,440
Capital expenditures	$31	$106	$3	$140

Six Months Ended June 30, 2012
Research and development revenue	$5,213	$2	$466	$5,681
Product royalty revenue	22,631	-	-	22,631
Product sales revenue	-	-	-	-
Co-promotion revenue	2,523	-	-	2,523
Contract and collaboration revenue	283	(15)	26	294
Total revenues	30,650	(13)	492	31,129
Cost of goods sold	-	-	-	-
Gross profit	30,650	(13)	492	31,129
Research and development expenses	4,011	2,862	1,714	8,587
Depreciation and amortization	244	467	20	731
Other operating expenses	22,798	1,415	594	24,807
Income (loss) from operations	3,597	(4,757)	(1,836)	(2,996)
Interest income	40	9	1	50
Interest expense	-	(1,100)	(84)	(1,184)
Other non-operating expense, net	33	(83)	769	719
Income (loss) before income taxes	$3,670	$(5,931)	$(1,150)	$(3,411)
Capital expenditures	$252	$3,445	$-	$3,697

As of June 30, 2013
Property and equipment, net	$1,073	$127	$184	$1,384
Identifiable assets, net of intercompany loans and investments	$99,023	$15,987	$20,338	$135,348

As of December 31, 2012
Property and equipment, net	$1,276	$36	$228	$1,540
Identifiable assets, net of intercompany loans and investments	$87,731	$25,465	$14,600	$127,796

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc., or the Company, we, us, or our, and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other Securities Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on March 18, 2013. You should also read the following discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Overview

We are a global biopharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs based on prostones and other novel drug technologies. The therapeutic potential of prostones was first discovered by our cofounder, Dr. Ryuji Ueno, and under his leadership we have pioneered the field of prostones. Prostones are naturally occurring fatty acid metabolites. Originally thought to be biologically inert, prostones have emerged as a promising compound class with unique physiological activities which can be targeted for the treatment of unmet or underserved medical needs.

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

To date, two prostone products, AMITIZA and RESCULA, have received marketing approvals. A third prostone, cobiprostone, or SPI-8811, completed phase 1a clinical development for the target indication of prevention and/or treatment of oral mucositis, or OM, in the second quarter of 2013, and is expected to initiate the next phase of clinical development in the fourth quarter of 2013. Two additional prostones, SPI-017 and SPI-3608, have also been developed for human testing for the indication of management of pain caused by spinal stenosis. SPI-017 is currently in a phase 2a trial that is expected to conclude by the fourth quarter of 2013. In June 2013, SPI-3608 completed phase 1 clinical development and is expected to begin the next phase of clinical development in the first quarter of 2014.

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

Our Prostone Products, Approved and in Clinical Development

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA in the United States and Canada

In April 2013, we received approval for a supplemental new drug application, or sNDA, for AMITIZA at dosage strength of 24 micrograms twice daily as the first and only oral medication for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain. Upon the first commercial sale of AMITIZA for OIC, we recognized a $10.0 million milestone payment from Takeda, which we received in the second quarter of 2013.

AMITIZA in Japan

In June 2012, we received approval from the Ministry of Health, Labour and Welfare in Japan, for the use of AMITIZA for chronic constipation, or CC, excluding constipation caused by organic diseases. In November 2012, Abbott Japan Co. Ltd., or Abbott, began marketing AMITIZA in Japan for CC. AMITIZA is Japan’s only prescription medicine for CC.

AMITIZA in other territories

In the United Kingdom, we are currently working to achieve National Institute for Care Excellence endorsement and launch AMITIZA to treat CIC in the United Kingdom. In Switzerland, we began active marketing of AMITIZA in the first quarter of 2013.

In the first quarter of 2013, we commenced the Mutual Recognition Procedure, or MRP, approval process in other European Union countries for CIC. In the first quarter of 2013, we also filed for the OIC indication in the United Kingdom and Switzerland. If we receive approval in the United Kingdom, we will seek approval in other countries of the European Union following an MRP for OIC.

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

A sNDA for RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension was approved by the U.S. Food and Drug Administration, or FDA, in December 2012 and we began commercializing the product in February 2013. In April 2013, we paid a $500,000 milestone payment to R-Tech upon the February 2013 RESCULA re-launch. According to the approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower IOP. RESCULA is a big potassium channel activator and has a different mechanism of action than other IOP lowering agents on the market.

In February 2013, we announced that the Japan Science and Technology Agency, or JST, adopted unoprostone isopropyl ophthalmic solution 0.15% in the Adaptable and Seamless Technology Transfer Program. As part of this program, R-Tech, our development partner, has signed an agreement for unoprostone isopropyl with the JST under which the Japanese government shall provide the majority of the funding for phase 3 clinical development costs for unoprostone isopropyl for retinitis pigmentosa, or RP. We are co-developing unoprostone isopropyl with R-Tech. In May 2013, we received orphan drug designation in the European Union for unoprostone isopropyl for the treatment of RP. Unoprostone isopropyl has also previously achieved orphan drug status for RP in the U.S.

Product Pipeline

The table below summarizes the development status of lubiprostone, unoprostone isopropyl and several other prostone-based product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of AMITIZA in the United States, Canada and Japan, which is covered by our collaboration and license agreements with Takeda and Abbott, and for RESCULA, for which we hold all rights except in the R-Tech Territory. Commercialization may be implemented after successful completion of clinical studies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
AMITIZA ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	_____

		Marketing Authorization Application (MAA) approved for CIC in August 2012 in U.K. Initiated mutual recognition process (MRP) for approval in other E.U. countries.	Obtain NICE endorsement within the U.K. Following OIC approval in the U.K., will advance MRP process

	Chronic constipation	Marketed in Japan since Q4 2012	_____

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	sNDA approved in U.S. in Q2 2013. MAA submitted in Switzerland and U.K. in Q1 2013	OIC approval in Switzerland and U.K.; MRP-wide E.U. approval after U.K. approval

	Pediatric functional constipation	Phase 3 in U.S. and Europe	Enroll first patient in second half of 2013

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

RESCULA ® (unoprostone isopropyl)	Primary open angle glaucoma and ocular hypertension	Launch in the U.S. in Q1 2013	_____

	Glaucoma and ocular hypertension	_____	Updated label and reauthorization in the E.U. and Switzerland

	Retinitis pigmentosa	In Phase 3 by development partner R-Tech Ueno. Orphan drug status obtained in the U.S. and E.U.	Decide path forward for U.S. and Europe following the interim results of Japanese trial

Cobiprostone (SPI-8811)	Gastrointestinal
	Oral mucositis	Phase 1a completed for spray formulation	Initiate Phase 1b trial

SPI-3608	Spinal stenosis	Phase 1a completed	Initiate Phase 1b trial, pending results of SPI-017 phase 2 results

SPI-017	Spinal stenosis	Phase 2 ongoing	Complete phase 2a study

Results of Operations

Comparison of three months ended June 30, 2013 and June 30, 2012

Revenues

The following table summarizes our revenues for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(In thousands)	2013	2012
Research and development revenue	$11,461	$3,096
Product royalty revenue	12,000	11,703
Product sales revenue	3,399	-
Co-promotion revenue	-	1,757
Contract and collaboration revenue	163	127
Total	$27,023	$16,683

Total revenues were $27.0 million for the three months ended June 30, 2013 compared to $16.7 million for the three months ended June 30, 2012, an increase of $10.3 million, or 62.0%.

Research and development revenue

Research and development revenue was $11.5 million for the three months ended June 30, 2013 compared to $3.1 million for the three months ended June 30, 2012, an increase of $8.4 million. The increase in research and development revenue was primarily due to the receipt of the $10.0 million milestone payment from Takeda upon the first commercial sale of AMITIZA for OIC, partially offset by lower clinical development revenue in 2013.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $12.0 million for the three months ended June 30, 2013 compared to $11.7 million for the three months ended June 30, 2012, an increase of $297,000, or 2.5%. The increase in product royalty revenue was primarily due to the higher price and volume of AMITIZA sales.

Product sales revenue

Product sales revenue represents drug product net sales of AMITIZA in Japan and RESCULA in the United States. Product sales revenue was $3.4 million for the three months ended June 30, 2013 compared to nil for the three months ended June 30, 2012, an increase of $3.4 million Product sales in Japan started in the fourth quarter of 2012.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was nil for the three months ended June 30, 2013 compared to $1.8 million for the three months ended June 30, 2012, a decrease of $1.8 million, or 100.0%. The decrease in co-promotion revenue was attributable to a shift of our sales force from selling AMITIZA, which was partially reimbursed by Takeda, to selling RESCULA.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(In thousands)	2013	2012
Direct costs:
Lubiprostone	$1,710	$3,495
Cobiprostone	10	271
SPI-017	849	45
Unoprostone isoproypl	258	551
Other	396	297
Total	3,223	4,659

Indirect costs	1,202	576
Total	$4,425	$5,235

Total research and development expenses for the three months ended June 30, 2013 were $4.4 million, compared to $5.2 million for the three months ended June 30, 2012, a decrease of $810,000, or 15.5%. The decrease in research and development expenses was primarily due to the higher costs in 2012 associated with our phase 3 trial for lubiprostone for OIC patients, partially offset by higher indirect costs including regulatory fees and the Numab provision.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(In thousands)	2013	2012
Salaries, benefits and related costs	$2,019	$2,100
Legal, consulting and other professional expenses	1,207	3,985
Stock option expense	427	333
Pharmacovigilance costs	702	166
Other expenses	1,613	1,431
Total	$5,968	$8,015

General and administrative expenses were $6.0 million for the three months ended June 30, 2013, compared to $8.0 million for the three months ended June 30, 2012, a decrease of $2.0 million, or 25.5%. The decrease in general and administrative expenses was primarily due to lower legal, consulting and other professional expenses as a result of the conclusion of certain legal matters in 2012, as well as expense reductions from 2013 productivity initiatives. These decreases were partially offset by an increase in pharmacovigilance costs associated with the launch of AMITIZA in Japan.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(In thousands)	2013	2012
Salaries, benefits and related costs	$1,732	$1,813
Consulting and other professional expenses	1,077	1,604
Stock option expense	84	66
Other expenses	1,660	2,624
Total	$4,553	$6,107

Selling and marketing expenses represent costs we incur to promote or co-promote our products, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, as well as costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $4.6 million for the three months ended June 30, 2013, compared to $6.1 million for the three months ended June 30, 2012, a decrease of $1.5 million, or 25.4%. The decrease in selling and marketing expenses relates primarily to non-recurring pre-commercialization planning activities for AMITIZA and RESCULA that occurred in 2012 that did not occur in 2013.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(In thousands)	2013	2012
Interest income	$23	$30
Interest expense	(493)	(592)
Other income (expense), net	744	(555)
Total	$274	$(1,117)

Interest income was $23,000 for the three months ended June 30, 2013, compared to $30,000 for the three months ended June 30, 2012, a decrease of $7,000, or 23.3%.

Interest expense was $493,000 for the three months ended June 30, 2013, compared to $592,000 for the three months ended June 30, 2012, a decrease of $99,000, or 16.7%.

Other income was $744,000 for the three months ended June 30, 2013, compared to other expense of $555,000 for the three months ended June 30, 2012, an increase of $1.3 million. The increase in other income was primarily due to foreign exchange gains in the current period that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax provision of $4.3 million and a tax benefit of $3.0 million for three months ended June 30, 2013 and 2012, respectively. The tax provision for the three months ended June 30, 2013 primarily related to pre-tax income generated by our United States and Japanese subsidiaries.  The consolidated global effective tax rate is higher than the statutory rate in these jurisdictions because of pre-tax losses generated in the European subsidiaries for which no tax benefit is recognized due to the full valuation allowance.

Comparison of six months ended June 30, 2013 and June 30, 2012

Revenues

The following table summarizes our revenues for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Research and development revenue	$14,261	$5,681
Product royalty revenue	23,677	22,631
Product sales revenue	5,616	-
Co-promotion revenue	61	2,523
Contract and collaboration revenue	327	294
Total	$43,942	$31,129

Total revenues were $43.9 million for the six months ended June 30, 2013 compared to $31.1 million for the six months ended June 30, 2012, an increase of $12.8 million, or 41.2%.

Research and development revenue

Research and development revenue was $14.3 million for the six months ended June 30, 2013 compared to $5.7 million for the six months ended June 30, 2012, an increase of $8.6 million. The increase in research and development revenue was primarily due to the receipt of the $10.0 million milestone payment from Takeda upon the first commercial sale of AMITIZA for OIC, partially offset by lower clinical development reimbursement revenue in 2013.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $23.7 million for the six months ended June 30, 2013 compared to $22.6 million for the six months ended June 30, 2012, an increase of $1.1 million, or 4.6%. The increase in product royalty revenue was primarily due to the higher price and volume of AMITIZA sales.

Product sales revenue

Product sales revenue represents drug product net sales of AMITIZA in Japan and RESCULA in the United States. Product sales revenue was $5.6 million for the six months ended June 30, 2013 compared to nil for the six months ended June 30, 2012, an increase of $5.6 million. Product sales in Japan started in the fourth quarter of 2012.

Co-promotion revenue

Co-promotion revenues represent reimbursement by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was $61,000 for the six months ended June 30, 2013 compared to $2.5 million for the six months June 30, 2012, a decrease of $2.5 million, or 97.6%. The decrease in co-promotion revenue was attributable to a shift of our sales force from selling AMITIZA, which was partially reimbursed by Takeda, to selling RESCULA.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(In thousands)	2013	2012
Direct costs:
Lubiprostone	$3,775	$4,244
Cobiprostone	352	728
SPI-017	1,695	151
Unoprostone isoproypl	694	1,335
Other	1,758	1,112
Total	8,274	7,570

Indirect costs	1,780	1,017
Total	$10,054	$8,587

Total research and development expenses for the six months ended June 30, 2013 were $10.1 million compared to $8.6 million for the six months ended June 30, 2012, an increase of $1.5 million, or 17.1%. The increase in research and development expenses was primarily due to the higher costs associated with our clinical development of the AMITIZA pediatric indication, lumbar spinal stenosis program, and higher indirect costs including regulatory fees and the Numab provision, partially offset by higher costs in 2012 associated with our phase 3 trial for lubiprostone for OIC patients.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(In thousands)	2013	2012
Salaries, benefits and related costs	$4,164	$4,177
Legal, consulting and other professional expenses	3,252	7,507
Stock option expense	677	851
Pharmacovigilance costs	1,767	178
Other expenses	3,335	2,629
Total	$13,195	$15,342

General and administrative expenses were $13.2 million for the six months ended June 30, 2013, compared to $15.3 million for the six months ended June 30, 2012, a decrease of $2.1 million, or 14.0%. The decrease in general and administrative expenses was primarily due to lower legal, consulting and other professional expenses as a result of the conclusion of certain legal matters in 2012, as well as expense reductions from 2013 productivity initiatives. These decreases were partially offset by an increase in pharmacovigilance costs associated with the launch of AMITIZA in Japan.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(In thousands)	2013	2012
Salaries, benefits and related costs	$3,681	$3,697
Consulting and other professional expenses	1,978	1,715
Stock option expense	141	178
Other expenses	4,142	4,606
Total	$9,942	$10,196

Selling and marketing expenses represent costs we incur to promote or co-promote our products, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, as well as costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $9.9 million for the six months ended June 30, 2013, compared to $10.2 million for the six months ended June 30, 2012, a decrease of $254,000, or 2.5%. The decrease in selling and marketing expenses relates primarily to non-recurring pre-commercialization planning activities for AMITIZA and RESCULA that occurred in 2012 that did not occur in 2013.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(In thousands)	2013	2012
Interest income	$42	$50
Interest expense	(988)	(1,184)
Other income (expense), net	1,825	719
Total	$879	$(415)

Interest income was $42,000 for the six months ended June 30, 2013, compared to $50,000 for the six months ended June 30, 2012, a decrease of $8,000, or 16.0%.

Interest expense was $988,000 for the six months ended June 30, 2013, compared to $1.2 million for the six months ended June 30, 2012, a decrease of $196,000, or 16.6%.

Other income was $1.8 million for the six months ended June 30, 2013, compared to other income of $719,000 for the six months ended June 30, 2012, an increase of $1.1 million. The increase in other income was primarily due to foreign exchange gains in the current period that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax provision of $5.5 million and tax benefit of $664,000 for six months ended June 30, 2013 and 2012, respectively. The tax provision for the six months ended June 30, 2013 primarily related to pre-tax income generated by our United States and Japanese subsidiaries.  The consolidated global effective tax rate is higher than the statutory rate in these jurisdictions because of pre-tax losses generated in the European subsidiaries for which no tax benefit is recognized due to the full valuation allowance.

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

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $17.0 million for the six months ended June 30, 2013 compared to income before taxes of $3.7 million for the six months ended June 30, 2012. These results are primarily attributable to the receipt of the $10.0 million milestone payment from Takeda upon the first commercial sale of AMITIZA for OIC.

Our segment in Europe recorded a loss before taxes of $8.0 million for the six months ended June 30, 2013 compared to loss before taxes of $5.9 million for the six months ended June 30, 2012.

Our segment in Asia recorded a loss before taxes of $623,000 for the six months ended June 30, 2013 compared to a loss before taxes of $1.2 million during the six months ended June 30, 2012. These results primarily reflect the effect of foreign currency fluctuations.

The following table summarizes the financial results of our Americas, Europe and Asia segments for the three and six months ended June 30, 2013 and 2012 and the amount of identifiable assets for each segment as of June 30, 2013 and December 31, 2012:

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended June 30, 2013
Total revenues	$23,709	$22	$3,292	$27,023
Income (loss) before taxes	14,102	(3,822)	163	10,443

Three Months Ended June 30, 2012
Total revenues	$16,336	$(29)	$376	$16,683
Income (loss) before taxes	258	(3,136)	(913)	(3,791)

Six Months Ended June 30, 2013
Total revenues	$38,389	$42	$5,511	$43,942
Income (loss) before taxes	17,037	(7,974)	(623)	8,440

Six Months Ended June 30, 2012
Total revenues	$30,650	$(13)	$492	$31,129
Income (loss) before taxes	3,670	(5,931)	(1,150)	(3,411)

Identifiable assets
As of June 30, 2013	99,023	15,987	20,338	135,348
As of December 31, 2012	87,731	25,465	14,600	127,796

Financial Condition, Liquidity and Capital Resources

Financial Condition

Sources of Liquidity

We finance our operations principally from cash generated from revenues, cash and cash equivalents on hand and to a lesser extent the sale of securities through the exercise of stock options. Revenues generated from operations principally consist of a combination of upfront payments, milestone and royalty payments, product sales revenue and research and development expense reimbursements received from Takeda, Abbott and other parties.

Our cash, cash equivalents, restricted cash and investments consist of the following as of June 30, 2013 and December 31, 2012:

(In thousands)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$47,288	$52,022
Restricted cash, current	26,130	15,113
Restricted cash, non-current	2,330	3,832
Investments, current	8,420	6,035
Investments, non-current	9,309	14,408
Total	$93,477	$91,410

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with a maturity at time of purchase of 90 days or less.

As of June 30, 2013 and December 31, 2012, our restricted cash consisted primarily of the collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., a loan agreement with Mizuho Bank, Ltd., Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of June 30, 2013, our short-term investments consisted of U.S. government agency securities, certificates of deposits, corporate bonds, commercial paper and variable rate demand notes that have short-term maturities of one year or less.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash provided by (used in):
Operating activities	$(5,902)	$768
Investing activities	(7,506)	12,013
Financing activities	8,407	78
Effect of exchange rates	267	(1,830)
Net increase (decrease) in cash and cash equivalents	$(4,734)	$11,029

Six months ended June 30, 2013

Net cash used in operating activities was $5.9 million for the six months ended June 30, 2013. This reflected a net income of $3.0 million, an increase in accounts receivable of $2.3 million, an increase in inventory of $4.8 million as well as changes in other operating assets and liabilities.

Net cash used in investing activities was $7.5 million for the six months ended June 30, 2013. This primarily reflected an increase in restricted cash associated with collateral pledged to support loan agreements, partially offset by our proceeds from the sales and maturities of investments.

Net cash provided by financing activities was $8.4 million for the six months ended June 30, 2013. This primarily reflected proceeds from a loan agreement with Mizuho Bank, Ltd., partially offset by a payment of $3.7 million on our notes payable and purchases under the stock repurchase program (as discussed below under “Funding Requirements”).

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2013 was a decrease of $267,000.

Six months ended June 30, 2012

Net cash provided by operating activities was $768,000 for the six months ended June 30, 2012. This reflected a net loss of $2.7 million as well as changes in other operating assets and liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

On December 11, 2008, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. On September 8, 2011, we announced that our Board of Directors approved the repurchase of up to an aggregate of $2.0 million of its Class A common stock out of the $10.0 million authorized. On November 2, 2012, our Board of Directors authorized the increase of such amount of repurchase to up to an aggregate of $5.0 million. During the six months ended June 30, 2013, we repurchased 67,762 shares of our class A common stock under this program at a cost of $336,000.  We believe that the repurchases in the first half of this year mitigate any dilutive effects of employee and others’ exercises of stock options during the same period. The repurchase program may be used in the future to continue to address any such dilutive effects.

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
•
the continuing purchase of shares of our class A common stock up to $5.0 million pursuant to the recently implemented repurchase program, which may be increased up to $10.0 million as previously approved by our Board of Directors; and

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At June 30, 2013, we have sufficient liquidity for the next 12 months.

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

Effects of Foreign Currency Exchange Rates

We currently incur a portion of our operating expenses in Switzerland, Japan and the United Kingdom. The reporting currency for our Condensed Consolidated Financial Statements is United States dollars. As such, the results of our operations could be adversely affected by changes in foreign currency exchange rates either due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign currency exchange rate exposure via derivative instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks during the three months ended June 30, 2013 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk for revenues and expenses denominated in foreign currencies. Foreign currency exchange rate risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of June 30, 2013.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest our excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash, cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest our excess cash in highly rated investments. As of June 30, 2013 and December 31, 2012, approximately 13.8% and 16.7%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2013. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in our Annual Report on Form 10-K filed on March 18, 2013, we received a first and second Notice Letter on January 2 and January 25, 2013, respectively, from Anchen and Par regarding their filing of an Abbreviated New Drug Application with the FDA to market a generic version of AMITIZA oral capsules, 8 mcg and 24 mcg. On February 8 2013, we announced that we, along with R-Tech and Takeda, filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Anchen and Par. The lawsuit claims infringement of six patents that are listed in the FDA’s Orange Book and that are scheduled to expire between 2020 and 2027. Subsequently, the plaintiffs amended lawsuit to add allegations in respect to an additional Notice Letter received from Anchen and Par which Notice Letter responded to an additional patent listed on the FDA’s Orange Book. The parties have initiated written discovery.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) During the three months ended June 30, 2013, we did not repurchase any shares of our class A common stock pursuant to the stock repurchase program initially approved by our Board of Directors in December 2008.

Pursuant to the stock repurchase program, we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. On September 8, 2011, we announced that our Board of Directors approved the repurchase of up to an aggregate of $2,000,000 of our Class A common stock out of the $10.0 million authorized. On November 2, 2012, our Board of Directors authorized the increase of such amount of repurchase to up to an aggregate of $5.0 million. The stock repurchase program is expected to continue through the third quarter of 2013 unless extended or shortened.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) The Company and R-Tech negotiated a reduction in the cost of goods for Lubiprostone for territories outside of the U.S., Canada, Japan and certain other Asian countries.

(b) None.

Item 6. Exhibits

(a)    Exhibits

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Consulting Agreement, effective June 1, 2013, between the Company and Gayle R. Dolecek	Exhibit 99.1 to the Company's Current Report on Form 8-K (filed May 31, 2013)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.
Included herewith

32.1
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.
Included herewith

101.[INS]†	XBRL Instance Document	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase	Included herewith

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

Sucampo Pharmaceuticals, Inc.
August 9, 2013	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 9, 2013	By:	/s/ CARY J. CLAIBORNE
Cary J. Claiborne
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Restated Bylaws	Exhibit 3.3 to the Company's Current Report on Form 8-K (filed December 29, 2008)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Consulting Agreement, effective June 1, 2013, between the Company and Gayle R. Dolecek	Exhibit 99.1 to the Company's Current Report on Form 8-K (filed May 31, 2013)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.
Included herewith

32.1
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.
Included herewith

101.[INS]†	XBRL Instance Document	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase	Included herewith

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