Form 10-Q
period 2013-09-30
Sucampo Pharmaceuticals, Inc.
filed 2013-11-08
CIK 1365216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 25, 2013, there were 42,470,364 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands of U.S. dollars, except share data)

	September 30, 2013	December 31, 2012
ASSETS:

Current assets:
Cash and cash equivalents	$39,911	$52,022
Investments, current	15,263	6,035
Product royalties receivable	13,595	14,175
Unbilled accounts receivable	-	732
Accounts receivable, net	2,694	1,360
Deferred tax assets, current	1,273	874
Deferred charge, current	673	673
Income taxes receivable	2,013	-
Restricted cash, current	26,141	15,113
Inventory	261	-
Prepaid expenses and other current assets	3,835	1,930
Total current assets	105,659	92,914

Investments, non-current	7,259	14,408
Property and equipment, net	1,278	1,540
Intangible assets, net	6,686	7,415
Deferred tax assets, non-current	1,162	1,654
Deferred charge, non-current	4,709	5,213
Restricted cash, non-current	2,430	3,832
Other assets	537	820
Total assets	$129,720	$127,796

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$2,934	$5,496
Accrued expenses	6,211	10,595
Deferred revenue, current	1,148	3,700
Income tax payable	-	148
Notes payable, current	28,114	19,129
Other current liabilities	1,286	1,003
Total current liabilities	39,693	40,071

Notes payable, non-current	29,812	33,722
Deferred revenue, non-current	6,490	7,093
Deferred tax liability, non-current	2,632	2,627
Other liabilities	1,296	1,253
Total liabilities	79,923	84,766

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at September 30, 2013 and December 31, 2012; 42,389,346 and 41,964,905 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	423	420
Additional paid-in capital	65,758	62,521
Accumulated other comprehensive income	15,763	16,166
Treasury stock, at cost; 524,792 and 457,030 shares	(2,313)	(1,977)
Accumulated deficit	(29,834)	(34,100)
Total stockholders' equity	49,797	43,030
Total liabilities and stockholders' equity	$129,720	$127,796

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Research and development revenue	$2,027	$737	$16,288	$6,418
Product royalty revenue	13,595	13,890	37,271	36,521
Product sales revenue	5,378	-	10,994	-
Co-promotion revenue	-	730	61	3,253
Contract and collaboration revenue	163	139	490	433
Total revenues	21,163	15,496	65,104	46,625

Cost of goods sold	6,267	-	9,457	-
Gross profit	14,896	15,496	55,647	46,625

Operating expenses:
Research and development	4,474	5,615	14,528	14,202
General and administrative	5,440	7,256	18,635	22,598
Selling and marketing	6,026	4,278	15,967	14,474
Total operating expenses	15,940	17,149	49,130	51,274

Income (loss) from operations	(1,044)	(1,653)	6,517	(4,649)
Non-operating income (expense):
Interest income	20	68	63	118
Interest expense	(461)	(596)	(1,449)	(1,780)
Other income (expense), net	(49)	8	1,776	727
Total non-operating income (expense), net	(490)	(520)	390	(935)

Income (loss) before income taxes	(1,534)	(2,173)	6,907	(5,584)
Income tax benefit (provision)	2,825	(3,776)	(2,641)	(3,112)
Net income (loss)	$1,291	$(5,949)	$4,266	$(8,696)

Net income (loss) per share:
Basic net income (loss) per share	$0.03	$(0.14)	$0.10	$(0.21)
Diluted net income (loss) per share	$0.03	$(0.14)	$0.10	$(0.21)
Weighted average common shares outstanding - basic	41,863	41,678	41,644	41,697
Weighted average common shares outstanding - diluted	42,787	41,678	42,662	41,697

Comprehensive income (loss):
Net income (loss)	$1,291	$(5,949)	$4,266	$(8,696)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax effect	18	28	(16)	23
Foreign currency translation	(253)	(175)	(387)	(1,767)
Comprehensive income (loss)	$1,056	$(6,096)	$3,863	$(10,440)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands of U.S. dollars, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2012	41,964,905	420	62,521	16,166	457,030	(1,977)	(34,100)	43,030
Stock issued upon exercise of stock options	421,595	3	1,540	-	-	-	-	1,543
Employee stock option expense	-	-	1,376	-	-	-	-	1,376
Stock issued under employee stock purchase plan	2,846	-	17	-	-	-	-	17
Foreign currency translation	-	-	-	(387)	-	-	-	(387)
Unrealized loss on investments, net of tax effect	-	-	-	(16)	-	-	-	(16)
Windfall tax benefit from stock-based compensation	-	-	304	-	-	-	-	304
Treasury stock, at cost	-	-	-	-	67,762	(336)	-	(336)
Net income	-	-	-	-	-	-	4,266	4,266
Balance at September 30, 2013	42,389,346	$423	$65,758	$15,763	524,792	$(2,313)	$(29,834)	$49,797

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,266	$(8,696)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,117	1,105
Deferred tax provision	(201)	(19,511)
Deferred charge	504	23,754
Stock-based compensation	1,376	1,683
Amortization of premiums on investments	81	49
Notes payable paid-in-kind interest	-	1,656
Unrealized currency translations gains	(1,800)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,334)	3,381
Unbilled accounts receivable	732	1,464
Product royalties receivable	581	(2,551)
Inventory	(218)	87
Prepaid and income taxes receivable and payable, net	(2,159)	(467)
Accounts payable	(2,428)	(3,513)
Accrued expenses	(4,231)	(1,853)
Deferred revenue	(3,039)	(45)
Accrued interest payable	395	-
Other assets and liabilities, net	(1,820)	(1,711)
Net cash used in operating activities	(8,178)	(5,168)
Cash flows from investing activities:
Purchases of investments	(7,910)	(5,929)
Proceeds from the sales of investments	-	750
Maturities of investments	5,760	24,345
Purchases of property and equipment	(153)	(306)
Purchases of intangible assets	-	(3,000)
Purchase of other investing activities	-	(432)
Restricted cash	(10,031)	(1,364)
Net cash provided by (used in) investing activities	(12,334)	14,064
Cash flows from financing activities:
Proceeds from notes payable	10,600	-
Repayment of notes payable	(3,725)	-
Proceeds from exercise of stock options	1,543	67
Purchase of treasury stock	(336)	(556)
Proceeds from employee stock purchase plan	17	15
Windfall tax benefit from stock-based compensation	304	-
Net cash provided by (used in) financing activities	8,403	(474)
Effect of exchange rates on cash and cash equivalents	(2)	(1,838)
Net increase (decrease) in cash and cash equivalents	(12,111)	6,584
Cash and cash equivalents at beginning of period	52,022	50,662
Cash and cash equivalents at end of period	$39,911	$57,246
Supplemental disclosure of non-cash investing and financing activities:
Purchase of other investing activities included in accounts payable	$-	$2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is a global biopharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs based on ion channel activators known as prostones. The therapeutic potential of prostones was first discovered by the Company’s co-founder, Dr. Ryuji Ueno, and under his leadership the Company has pioneered the field of prostones. Prostones are naturally occurring fatty acid metabolites. Originally thought to be biologically inert, prostones have emerged as a promising compound class with unique physiological activities which can be targeted for the treatment of unmet or underserved medical needs.

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

The Company currently generates revenue mainly from product royalties, development milestone payments, clinical development activities and product sales. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities, seeks regulatory approvals and additional indications for AMITIZA® (lubiprostone), RESCULA® (unoprostone isopropyl) and other compounds, and commercializes the Company’s approved products (as discussed below) on a global basis.

To date, two prostone products, AMITIZA and RESCULA, have received marketing approvals. A third prostone, cobiprostone, completed phase 1a clinical development for the target indication of prevention and/or treatment of oral mucositis, or OM, in the second quarter of 2013, and the Company has initiated the next phase of clinical development in the fourth quarter of 2013. Additionally, two ion channel activators, in both the intravenous, or IV, and oral, or PO, forms, are in clinical development for the treatment of lumbar spinal stenosis, or LSS. The Company has completed the treatment phase 2a, double-blind, placebo-controlled study of the IV version of the Company’s ion channel activator for LSS, and is currently in the data analysis phase. The PO ion channel activator completed phase 1a clinical development in June 2013 and is expected to begin the next phase of clinical development in the first quarter of 2014, pending results of the IV ion channel activator phase 2 results. Additionally, this compound may be investigated for other indications.

In October 2013, the Company announced the initiation of a pivotal trial of a liquid formulation of lubiprostone 24mcg twice daily in adults. The Company continues to prepare for initiation of the pivotal phase 3 program for AMITIZA in pediatric functional constipation. The pediatric functional constipation phase 3 program is the first of a series of global, multicenter phase 3 studies to evaluate the efficacy, safety, and pharmacokinetics of lubiprostone in patients aged ≥ 6 months through 17 years of age with pediatric functional constipation. The program will consist of two randomized, placebo-controlled, double-blinded studies and two long-term safety extension studies. One of the pediatric trials will also use the liquid formulation.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

AMITIZA is currently being marketed in the United States for three gastrointestinal indications under the October 2004 collaboration and license agreement, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda. These indications are chronic idiopathic constipation, or CIC, in adults; irritable bowel syndrome with constipation, or IBS-C, in adult women; and opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain. AMITIZA for OIC received approval from the United States Food and Drug Administration, or FDA, in April 2013. AMITIZA at dosage strength of 24 micrograms twice daily is the first and only oral medication for the treatment of OIC in adult patients with chronic, non-cancer pain. Takeda also holds marketing rights to AMITIZA in Canada. Takeda and the Company are currently exploring the commercialization of AMITIZA in Canada. The Company is primarily responsible for development activities under the Takeda Agreement, while Takeda is responsible for the commercialization of AMITIZA in the United States and Canada. The Company announced in November 2013 that it is exercising its co-promotion option and will begin co-promoting AMITIZA in the first quarter of 2014 for OIC in adults with chronic, non-cancer pain.

In Japan, AMITIZA is currently marketed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott, for the gastrointestinal indication of chronic constipation, or CC, excluding constipation caused by organic diseases. Abbott initiated commercial sales of AMITIZA in Japan for the treatment of CC in November 2012.

In the United Kingdom, AMITIZA was approved for CIC in July 2012. The Company will make AMITIZA available in the United Kingdom in the fourth quarter and is currently working to achieve National Institute for Health and Care Excellence endorsement for CIC and OIC. In Switzerland, the Company is actively marketing AMITIZA.

In the first quarter of 2013, the Company commenced the approval process for CIC in other European Union countries for AMITIZA via the Mutual Recognition Procedure, or MRP, and filed for the OIC indication in the United Kingdom and Switzerland. The Company anticipates a decision in both countries in the first half of 2014. Upon the OIC approval in the United Kingdom, the Company will seek approval for AMITIZA in other European Union countries following the MRP.

The Company holds license agreements for RESCULA in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company is commercializing RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension in the United States. According to the United States approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower intraocular pressure. RESCULA is a BK channel activator and has a different mechanism of action than other IOP lowering agents on the market.

The Company recently announced that its development partner, R-Tech Ueno Ltd., or R-Tech, completed patient enrollment of a phase 3 clinical trial for unoprostone isopropyl for retinitis pigmentosa, or RP, in Japan. A substantial portion of the development costs for the program are being funded by the Japan Science and Technology Agency. The Company has rights to the clinical data for potential filing in Europe and the United States where unoprostone isopropyl has orphan drug designation, and will decide on the Company’s path forward assuming the Japanese trial is successful.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 18, 2013. The financial information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

2.      Summary of Significant Accounting Policies

Cash and Cash Equivalents

For the purpose of the Condensed Consolidated Balance Sheets and Statements of Cash Flows, cash equivalents include all highly liquid investments with a maturity at the time of purchase of 90 days or less.

Restricted Cash

Restricted cash primarily represents collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the Tokyo-Mitsubishi Bank); a loan agreement with the Mizuho Bank, Ltd. (the Mizuho Bank); a loan agreement between Numab AG (Numab) and Zurcher Kantonalbank, which we serve as guarantor; and operating leases with certain financial institutions. Restricted cash totaled approximately $28.5 million and $18.9 million at September 30, 2013 and December 31, 2012, respectively.

Current and Non-current Investments

Current and non-current investments consist primarily of United States government agency securities, certificates of deposit, and variable rate demand notes, and are classified as current or non-current based on their maturity dates. The Company classifies all investments as available for-sale-securities and reports unrealized gains or losses, net of related tax effects, in other comprehensive income.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses. The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 below, and is classified as a Level 2 security.

Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable primarily represent amounts due under the Takeda Agreement and the Abbott Agreement. Unbilled accounts receivable consist of research and development expenses that are reimbursable by Takeda, but as of the balance sheet date have not been billed to Takeda. The Company recorded an allowance for doubtful accounts of approximately $426,000 and $280,000 at September 30, 2013 and December 31, 2012, respectively, related to certain disputed Takeda invoices.

Product Royalties Receivable

Product royalties receivable represent amounts due from Takeda for the Company’s royalties on net sales of AMITIZA, which are based on reports of net sales obtained directly from Takeda.

Inventory

Inventory is stated at cost or market, whichever is lower. Cost is determined on a first-in, first-out basis. Inventory is reviewed periodically for potential excess, dated or obsolete status. The Company’s management evaluates the carrying value of inventory on a regular basis, taking into account such factors as historical and anticipated future sales compared to quantities on hand, the prices the Company expects to obtain for products in their respective markets compared to historical costs, and the remaining shelf life of goods on hand. During the third quarter of 2013, the Company recorded a $4.5 million non-cash write-off of its RESCULA inventory to reflect anticipated excess quantities of dated product consisting of $3.0 million of product for sale and $1.5 million of sample inventory, compared to nil during the third quarter of 2012. The anticipated excess inventory was largely a result of the necessity to pre-order product in advance of FDA approval due to a planned change in manufacturing facility, and lower than anticipated sales within the useful life of the dated product.  In addition to initial sales falling below their forecast, the Company has recently decided to eliminate its in-house sales force and deploy a contract sales force to detail only current RESCULA prescribers at a much reduced level, which will further impact sales of RESCULA going forward.

Revenue Recognition

The Company’s revenues are derived primarily from product royalties, development milestone payments, clinical development activities and product sales.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

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

Product Royalty Revenue

Royalty revenues are based on net sales of licensed products and are recorded on an accrual basis when earned in accordance with contractual terms if third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met.

Product Sales Revenue

AMITIZA product sales consist of AMITIZA sales to Abbott in Japan and by the Company in Switzerland. Revenue from AMITIZA product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, and collection from the customer is reasonably assured. The Company did not record sales deductions and returns for sales of AMITIZA due to the absence of discounts and rebates and the lack of right of return.

RESCULA product sales consist of RESCULA sales in the United States. The Company recognizes revenue from RESCULA product sales less deductions for estimated sales discounts and sales returns. Revenue from product sales of RESCULA is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product within a specified time period prior to and subsequent to the product’s labeled expiration date. As a result, the Company estimates an accrual for product returns, which is recorded as a reduction of product sales. Given the Company’s limited history of selling RESCULA and the return period, the Company cannot reasonably estimate product returns from the wholesale distribution channel. Therefore, the Company is deferring the recognition of revenue until there is confirmation of pull-through sales to pharmacies or other end user customers. The Company will continue to defer recognition until the point at which the Company has obtained sufficient sales history to reasonably estimate returns from the wholesalers. The Company’s three largest wholesale customers accounted for 98.2% and 95.5% of its RESCULA product sales for the three and nine months ended September 30, 2013, respectively.

Co-promotion Revenue

Co-promotion revenue relates to a limited reimbursement of co-promotion costs based on details to healthcare prescribers.

Contract and Collaboration Revenue

Contract revenue relates to development and consulting activities and is accounted for under the time-based model.

The Company considers its participation in joint committees under its collaboration and license agreements as separate deliverables under the contracts and recognizes the fair value of such participation as collaboration revenue over the period of the participation per the terms of the contracts.

The Company has determined that it is acting as a principal under both the Takeda Agreement and the Abbott Agreement and, as such, records revenue on a gross basis in the Condensed Consolidated Statements of Comprehensive Income (Loss).

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Cost of Goods Sold

Cost of goods sold relates to purchase and distribution costs of the products sold by the Company, including inventory write-offs for excess and obsolete inventory and amortization of marketing licenses.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of September 30, 2013 and December 31, 2012, approximately $15.7 million, or 17.3%, and $15.6 million, or 18.4%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the United States government or United States government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

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

The Company’s expected activities may necessitate significant uses of working capital. The Company’s working capital requirements will depend on many factors, including the successful sales of AMITIZA and RESCULA, research and development efforts to develop new products or indications, payments received under contractual agreements with other parties, the status of competitive products and market acceptance of the Company’s products by physicians and patients. The Company plans to continue financing operations with its existing cash and investments as well as with product royalty revenue and cash received from milestones and other revenue related to its joint collaboration, license and supply agreements.

Revenues from Takeda, an unrelated party, accounted for 73.9% and 98.7%, of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively, and 82.9% and 98.0% for the nine months ended September 30, 2013 and 2012, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 90.9% and 98.0% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at September 30, 2013 and December 31, 2012, respectively. Revenues from Abbott, another unrelated party, accounted for 24.5% and 0.1% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively, and 16.4% and 1.1% for the nine months ended September 30, 2013 and 2012, respectively. The Company’s revenues depend significantly upon the collaborations with Takeda and Abbott and these revenues may be adversely impacted if these relationships are disrupted.

The Company has an exclusive supply arrangement with R-Tech to provide the Company with commercial and clinical supplies of its product and product candidates. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (see Note 8 below).

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

The computation of net income (loss) per share for the three and nine months ended September 30, 2013 and 2012 is shown below:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Basic net income (loss) per share:
Net income (loss)	$1,291	$(5,949)	$4,266	$(8,696)

Weighted average class A and B common shares outstanding	41,863	41,678	41,644	41,697

Basic net income (loss) per share	$0.03	$(0.14)	$0.10	$(0.21)

Diluted net income (loss) per share:
Net income (loss)	$1,291	$(5,949)	$4,266	$(8,696)

Weighted average class A and B common shares outstanding for diluted net income per share	41,863	41,678	41,644	41,697

Assumed exercise of stock options under the treasury stock method	924	-	1,018	-
	42,787	41,678	42,662	41,697

Diluted net income (loss) per share	$0.03	$(0.14)	$0.10	$(0.21)

The values as of September 30, 2013 and 2012 of the potentially dilutive securities that were used in the calculations of diluted net income per share for the periods listed above are shown below:

	September 30,
(In thousands)	2013	2012
Employee stock options	2,374	-
Non-employee stock options	410	-

The values as of September 30, 2013 and 2012 of the securities that were excluded from the computation of diluted net loss per share (as their effect would be anti-dilutive) for the periods listed above are shown below:

(In thousands)	2013	2012
Employee stock options	576	3,578
Non-employee stock options	-	450

4.      Current and Non-Current Investments

At September 30, 2013 and December 31, 2012, current and non-current available-for-sale investments consisted of the following securities:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	September 30, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government securities	$999	$1	$-	$1,000
U.S. government agencies	9,069	8		9,077
Certificates of deposits	1,750	-	-	1,750
Corporate bonds	1,262	-	(1)	1,261
Variable rate demand notes	2,175	-	-	2,175
Total	$15,255	$9	$(1)	$15,263

Non-current:
U.S. government agencies	$3,010	$-	$(1)	$3,009
Certificates of deposits	4,250	-	-	4,250
Total	$7,260	$-	$(1)	$7,259

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. commercial paper	$2,499	$-	$-	$2,499
Municipal securities	251	-	-	251
Certificates of deposits	500	-	-	500
Variable rate demand notes	2,785	-	-	2,785
Total	$6,035	$-	$-	$6,035

Non-current:
U.S. government securities	$10,131	$2	$(3)	$10,130
Certificates of deposits	3,000	-	-	3,000
Corporate bonds	1,281	-	(3)	1,278
Total	$14,412	$2	$(6)	$14,408

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

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, at September 30, 2013 and December 31, 2012 are as follows:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Fair Value Measurements at Reporting Date Using
September 30, 2013 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$1,000	$-	$1,000
U.S. government agencies	-	12,084		12,084
U.S. commercial paper	-	6,299	-	6,299
Certificates of deposits	-	6,000	-	6,000
Corporate bonds	-	4,012	-	4,012
Money market funds	6,012	5,115	-	11,127
Variable rate demand notes	-	2,175	-	2,175
Total assets measured at fair value	$6,012	$36,685	$-	$42,697

	Fair Value Measurements at Reporting Date Using
December 31, 2012 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$10,130	$-	$10,130
U.S. commercial paper	-	5,998	-	5,998
Municipal securities	-	1,253	-	1,253
Certificates of deposits	-	3,500	-	3,500
Corporate bonds	-	6,286	-	6,286
Money market funds	16,274	-	-	16,274
Variable rate demand notes	-	2,785	-	2,785
Total assets measured at fair value	$16,274	$29,952	$-	$46,226

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5.      Intangible Assets

In April 2009, the Company entered into a license agreement with R-Tech, or the 2009 R-Tech Agreement, for all patents and other intellectual property rights related to RESCULA for its FDA-approved indication and any new indications for unoprostone isopropyl in the United States and Canada. The Company is commercializing RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% in the United States for the lowering of IOP in patients with open-angle glaucoma or ocular hypertension.

Under the terms of the 2009 R-Tech Agreement, the Company made an upfront and development payments of $3.5 million and may be required to pay up to $5.0 million in additional milestone payments based on the achievement of specified development and commercialization goals. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000 as of September 30, 2013, which has been expensed during the three months ended September 30, 2013 as shown in the accompanying Condensed Consolidated Balance Sheets. Upon the February 2013 RESCULA re-launch, a $500,000 milestone payment was paid to R-Tech in May 2013. The cost is amortized over the 10-year life of the 2009 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $85,000 for each of the three months ended September 30, 2013 and 2012, and approximately $256,000 for each of the nine months ended September 30, 2013 and 2012. The annual amortization expense will be approximately $341,000 through April 2019. The unamortized amount included in intangible assets was $1.9 million and $2.1 million at September 30, 2013 and December 31, 2012, respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

On March 22, 2011, the Company entered into a license agreement with R-Tech for unoprostone isopropyl, or the 2011 R-Tech Agreement, expanding the Company’s development and commercialization rights as well as its territories beyond the previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company is now evaluating opportunities to obtain an appropriate label in the European Union and other European countries, and the timing for seeking reauthorization in those countries to commercialize unoprostone isopropyl.

Pursuant to the 2011 R-Tech Agreement, the Company has made payments to R-Tech of $6.0 million, which is reflected in other non-current assets in the accompanying Condensed Consolidated Balance Sheets, and may be required to pay up to $100.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The Company will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $153,000 for each of the three months ended September 30, 2013 and 2012, and approximately $460,000 for each of the nine months ended September 30, 2013 and 2012. The annual amortization expense will be approximately $613,000 through March 2021. The unamortized amount included in intangible assets was $4.5 million and $4.9 million at September 30, 2013 and December 31, 2012, respectively.

6.      Accrued Expenses

Accrued expenses consist of the following as of September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013	December 31, 2012
Research and development costs	$1,929	$6,662
Employee compensation	2,469	1,219
Selling and marketing costs	965	487
Legal service fees	284	830
RESCULA milestones	-	500
Other accrued expenses	564	897
Total	$6,211	$10,595

7.      Commitments

Operating Leases

The Company leases office space in the United States, Switzerland, Japan and the United Kingdom, under operating leases through 2017. Total future minimum, non-cancelable lease payments under operating leases, are as follows as of September 30, 2013:

(In thousands of U.S. dollars)	September 30, 2013
Remaining 2013	$371
2014	1,287
2015	1,096
2016	1,084
2017	139
Total minimum lease payments	$3,977

Rent expense for all operating leases was approximately $323,000 and $426,000 for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.

  SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organizations to oversee clinical research and development studies provided on an outsourced basis and to assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs through 2015 under these agreements as of September 30, 2013 were approximately $5.9 million.

The maximum contingent liability under the Numab Agreement (as defined below) in the event that Numab defaults under its loan with Zurcher Kantonalbank is $2.4 million. As of September 30, 2013, the potential amount of payments in the event of Numab’s default is $2.2 million.

8.      Related Party Transactions

R-Tech Ueno, Ltd.

In addition to the 2009 R-Tech Agreement and the 2011 R-Tech Agreement described in Note 5 above, the Company is a party to other development and exclusive supply agreements with R-Tech covering various compounds and territories. In the third quarter of 2013, the Company negotiated a reduction in the price of products for Europe, Middle East and Africa. The Company’s founders, Drs. Ryuji Ueno and Sachiko Kuno, directly or indirectly, own a majority of the stock of R-Tech.

The Company recorded the following expenses under the 2009 R-Tech Agreement and the 2011 R-Tech Agreement for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Clinical supplies	$35	$331	$255	$1,618
Other research and development services	75	147	181	451
Commercial supplies	3,173	298	7,906	443
	$3,283	$776	$8,342	$2,512

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013	December 31, 2012
Deferred revenue, current	$373	$479
Deferred revenue, non-current	5,128	5,386
	$5,501	$5,865

The Company recognized approximately $105,000 and $112,000 of revenue relating to the 2009 R-Tech Agreement and the 2011 R-Tech Agreement for the three months ended September 30, 2013 and 2012, respectively, and approximately $373,000 and $321,000 for the nine months ended September 30, 2013 and 2012, respectively. Such revenue was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Beginning October 2012, R-Tech is relocating its manufacturing facility for unoprostone isopropyl and will not be able to manufacture and supply unoprostone isopropyl for up to 18 months. R-Tech has designated another facility in Japan for the production of unoprostone isopropyl. However, FDA approval is required before the facility can manufacture unoprostone isopropyl for the United States market, and such facility has been inspected by the FDA in the fourth quarter of 2013. The Company is awaiting the decision by the FDA. In order to mitigate this risk, the Company placed an order of $5.6 million of unoprostone isopropyl to cover this supply period based on the Company’s forecasts for the launch of RESCULA in the United States. R-Tech delivered $5.6 million of that order to the Company in the first and second quarters of 2013. This inventory was substantially written-off as discussed in Note 2 above.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

In addition, R-Tech has a 30-year lease with Ueno Fine Chemicals Industry, LTD., or Ueno Fine Chemical, for the land upon which R-Tech’s manufacturing facility that produces lubiprostone is located. There are approximately 20 years remaining on the lease and R-Tech’s manufacturing facility is on the campus of Ueno Fine Chemical. R-Tech and Ueno Fine Chemical are in litigation in Japan over the terms of the lease including whether or not the lease should be terminated. However, based on information from R-Tech, the Company does not believe that the dispute will adversely affect the supply of lubiprostone.

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or the Numab Agreement, with Numab. Numab is considered a related party as a result of an ownership interest by one of the Company’s former executive officers. Under the terms of the Numab Agreement, the Company would provide Numab with up to CHF 5.0 million as collateral and would serve as guarantor for a loan to Numab from a third party, Zurcher Kantonalbank. Following the payment of the first success fee for its work on the first nominated target during the first quarter of 2013, this amount was reduced to CHF 2.2 million, or approximately $2.4 million as of September 30, 2013.

As of September 30, 2013, the collateral of CHF 2.2 million has been deposited by the Company and Numab has utilized CHF 2.0 million of its loan facility. During 2012, the Company considered it probable that the success criteria for the first target would be met and made full provision for the success fee. This fee was paid during the first quarter of 2013. In the first quarter of 2013, the Company decided to no longer pursue the further development of the target. In October 2013, Numab and the Company entered into a termination arrangement which will result in continued development by Numab. After successful development by Numab and an agreement with a third party investor, Numab and the Company will enter into a license agreement on commercially reasonable terms. In reviewing the amount outstanding under the loan, and in light of Numab being a start-up company, the Company recorded an additional liability of $153,000 during the third quarter of 2013 in collateral callable to meet a potential loan default by Numab. As of September 30, 2013, the Company has a recorded liability of $512,000 in collateral callable to meet a potential loan default by Numab.

9.      Notes Payable

In November 2010, the Company’s Japanese subsidiary, Sucampo Pharma Ltd., or SPL, entered into a ¥1,000,000,000 secured term loan agreement with the Tokyo-Mitsubishi Bank. The loan agreement provides for the extension of credit for the period of one year, which can be renewed annually upon the agreement of the Company, SPL and the Tokyo-Mitsubishi Bank. The loan was renewed in November 2012. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month Tokyo Interbank Offer Rate, or TIBOR, plus 1% and is reset quarterly. The interest rate at September 30, 2013 was 1.22%. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $10.2 million and $11.6 million as of September 30, 2013 and December 31, 2012, respectively. In connection with the loan agreement, the Company and the Tokyo-Mitsubishi Bank executed a guarantee agreement which provides full guarantee by the Company on behalf of SPL’s obligation to the Tokyo-Mitsubishi Bank. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, the Company agreed to maintain an amount of collateral that would not fall below 90% of the initial balance throughout the term of the loan. The Company deposited $14.9 million with the Tokyo-Mitsubishi Bank and the deposit bears annual interest of 0.25%, which is recorded as restricted cash, current in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012. Following the loan renewal in November 2012, and due to the short-term maturity of the agreement, the Company estimated that the carrying value approximated the fair value at September 30, 2013.

In March 2013, SPL entered into a ¥1,000,000,000 secured term loan agreement with the Mizuho Bank. The loan agreement provides for the extension of credit for the period of one year, which can be renewed annually upon the agreement of the Company, SPL and the Mizuho Bank. Borrowings may be used to finance research and development activities, for working capital needs and for the general corporate purposes of SPL. The loan bears annual interest based on the three-month TIBOR plus 0.25% and is reset quarterly. The interest rate at September 30, 2013 was 0.47%. The outstanding loan balance included in the accompanying Condensed Consolidated Balance Sheets was $10.2 million as of September 30, 2013. The loan agreement includes representations, covenants, and events of default customary for financing transactions of this type. Additionally, SPL agreed to maintain an amount of collateral that would not fall below 100% of the initial balance throughout the term of the loan. SPL deposited $11.0 million with the Mizuho Bank and the deposit bears annual interest of 0.30%, which is recorded as restricted cash, current in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013. Due to the short-term maturity of the agreement, the Company estimated that the carrying value approximated the fair value at September 30, 2013.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Unsecured Promissory Notes

In connection with the December 2010 acquisition of Sucampo AG, or SAG, and its wholly owned subsidiary SAG-J, Ambrent Investments S.à.r.l., or Ambrent, issued a subordinated unsecured promissory note, or the notes, to each of the Ueno Trust and Kuno Trust, each a related party of the Company. Each of the notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the notes is the London Interbank Offered Rate, or LIBOR, plus 4.0%, and is reset every six months on December 1st and June 1st of each year. The interest rate beginning June 1, 2013 is 4.4%.

The notes provide for a semi-annual repayment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that until December 1, 2012, all accrued and unpaid interest was not paid in cash and was instead added to the principal balance of the notes and that Ambrent made only two scheduled principal payments on December 1, 2011 and December 1, 2012. Ambrent made the first and second principal payments of $7.5 million each in November 2011 and November 2012, respectively. In May 2013, Ambrent made a principal and interest payment of $4.7 million. Interest expense was approximately $418,000 and $1.3 million for the three and nine months ended September 30, 2013, respectively.

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

Due to changes in LIBOR rates, the Company has estimated the fair value of the notes payable.

Notes payable at fair value and carrying value consist of the following at September 30, 2013 and December 31, 2012:

(In thousands)	Fair Value September 30, 2013	December 31, 2012	Carrying Value September 30, 2013	December 31, 2012
Loan agreement, Tokyo-Mitsubishi Bank	$10,200	$11,600	$10,200	$11,600
Loan agreement, Mizuho Bank	10,200	-	10,200	-
Promissory notes, Sellers of SAG	38,346	42,072	37,526	41,251
	$58,746	$53,672	$57,926	$52,851

Notes payable, current			$28,114	$19,129
Notes payable, non-current			29,812	33,722
			$57,926	$52,851

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

As of September 30, 2013, the Company has received a total of $37.5 million in up-front and development milestone payments under the Abbott Agreement, consisting of a $15.0 million development milestone payment received in December 2012 for the first commercial sale of AMITIZA, as well as $10.0 million and $12.5 million in up-front and development milestone payments, respectively, received in 2009. Under the Abbott Agreement, the Company could receive additional milestone payments based on achieving other specified development and commercialization goals although there can be no assurance that the Company will receive any such payments.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreement for the nine months ended September 30, 2013:

(In thousands)	Amount Deferred at December 31, 2012	Cash Received for the Nine Months Ended September 30, 2013	Revenue Recognized for the Nine Months Ended September 30, 2013	Change in Accounts Receivable for the Nine Months Ended September 30, 2013	Foreign Currency Effects for the Nine Months Ended September 30, 2013	Amount Deferred at September 30, 2013
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$725	$-	$18	$-	$(101)	$606

Product sales revenue:	$-	$9,437	$10,680	$1,124	$119	$-

Takeda commercialization and license agreement

The Company has received a total of $160.0 million in upfront and development milestone payments through September 30, 2013 under the Takeda Agreement, including a $10.0 million development milestone received in the second quarter of 2013 for the first commercial sale of AMITIZA for OIC. Subject to development and acceptance of future indications, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreement for the nine months ended September 30, 2013:

(In thousands)	Amount Deferred at December 31, 2012	Cash Received for the Nine Months Ended September 30, 2013	Revenue Recognized for the Nine Months Ended September 30, 2013	Change in Accounts Receivable for the Nine Months Ended September 30, 2013*	Amount Deferred at September 30, 2013
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$1,176	$-	$110	$-	$1,066

Research and development revenue:
Up-front payment - remainder	$-	$-	$-	$-	$-
Development milestones	-	10,000	10,000	-	-
Reimbursement of research and development expenses	249	8,010	6,288	(1,657)	314
Total	$249	$18,010	$16,288	$(1,657)	$314

Product royalty revenue	$-	$37,852	$37,271	$(581)	-

Co-promotion revenue	$-	$839	$61	$(778)	-

*      Includes billed and unbilled accounts receivable.

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or the Numab Agreement, with Numab. Numab is considered a related party as a result of an ownership interest by one of the Company’s former executive officers. Under the terms of the Numab Agreement, the Company would provide Numab with up to CHF 5.0 million as collateral and would serve as guarantor for a loan to Numab from a third party, Zurcher Kantonalbank. Following the payment of the first success fee during the first quarter of 2013, this amount was reduced to CHF 2.2 million, or approximately $2.4 million as of September 30, 2013.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2013, the collateral of CHF 2.2 million has been deposited by the Company and Numab has utilized CHF 2.0 million of its loan facility. During 2012, the Company considered it probable that the success criteria for the first target would be met and made full provision for the success fee. This fee was paid during the first quarter of 2013. In the first quarter of 2013, the Company decided to no longer pursue the further development of the target.  In October 2013, Numab and the Company entered into a termination arrangement which will result in continued development by Numab. After successful development by Numab and an agreement with a third party investor, Numab and the Company will enter into a license agreement on commercially reasonable terms. In reviewing the amount outstanding under the loan, and in light of Numab being a start-up company, the Company recorded an additional liability of $153,000 during the third quarter of 2013 in collateral callable to meet a potential loan default by Numab. As of September 30, 2013 the Company has a recorded liability of $512,000 in collateral callable to meet a potential loan default by Numab.

11.      Stock Option Plans

The following table summarizes the employee stock option activity for the nine months ended September 30, 2013 under the Company’s 2001 Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	156,400	$10.00
Options expired	(10,200)	10.00
Options outstanding, September 30, 2013	146,200	10.00	2.59	$-
Options exercisable, September 30, 2013	146,200	10.00	2.59	$-

The following table summarizes the employee stock option activity for the nine months ended September 30, 2013 under the Company’s Amended and Restated 2006 Stock Incentive Plan:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	3,251,493	$4.83
Options granted	204,250	7.36
Options exercised	(381,595)	4.37
Options forfeited	(220,584)	5.24
Options expired	(49,965)	6.61
Options outstanding, September 30, 2013	2,803,599	5.02	7.66	$4,522,637
Options exercisable, September 30, 2013	1,226,384	5.27	7.23	$1,981,877

The weighted average grant date fair value of options awarded during the nine months ended September 30, 2013 and the year ended December 31, 2012 was $7.36 and $6.30, respectively. As of September 30, 2013, approximately $1.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 1.88 years.

The following table summarized the non-employee stock option activity for the nine months ended September 30, 2013 under the Company’s 2001 Stock Incentive Plan:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	450,000	$5.85
Options exercised	(40,000)	5.85
Options outstanding, September 30, 2013	410,000	5.85	1.57	$159,900
Options exercisable, September 30, 2013	410,000	5.85	1.57	$159,900

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, or ESPP, a total of 1,082 and 848 shares of class A common stock were purchased during the three months ended September 30, 2013 and 2012, respectively, and a total of 2,846 and 2,471 shares of class A common stock were purchased during the nine months ended September 30, 2013 and 2012, respectively. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and in accordance with GAAP guidance that requires estimates in the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizing the expense over the required service periods in the accompanying Condensed Consolidated Statement of Comprehensive Income (Loss). The Company received $6,414 and $4,053 upon the purchase of shares under the ESPP for the three months ended September 30, 2013 and 2012, respectively, and $17,411 and $15,266 upon the purchase of shares under the ESPP for the nine months ended September 30, 2013 and 2012, respectively.

12.      Other income (expense), net

Other income (expense), net consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Exchange gains (losses)	$(49)	$3	$1,749	$725
Other, net	-	5	27	2
	$(49)	$8	$1,776	$727

Other income (expense), net was ($49,000) for the three months ended September 30, 2013, compared to $8,000 for the three months ended September 30, 2012, an increase of $57,000 or 712.5%.  Other income (expense), net was $1.8 million for the nine months ended September 30, 2013, compared to $727,000 for the nine months ended September 30, 2012, an increase of $1.0 million or 144.3%. The increase in other income (expense), net was primarily due to foreign exchange gains in the current period that are unrealized and non-cash and that relate to amounts held within subsidiaries.

13.      Income Taxes

For the three months ended September 30, 2013 and 2012, the Company recorded a tax benefit of $2.8 million and a tax provision of $3.8 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded a tax provision of $2.6 million and $3.1 million, respectively. The tax benefit for the three months ended September 30, 2013 primarily pertained to pre-tax losses generated by the Company’s United States subsidiary.

The Company has estimated its annual effective tax rate for the full fiscal year 2013 and 2012 and applied that rate to its income before income taxes in determining its income tax provision for the interim periods. Non-recurring and discrete items that impact tax expense are recorded in the period incurred.

Tax Benefits

As of September 30, 2013, the balance of the Company's additional paid-in capital pool related to tax windfall benefits from the stock option exercises was $285,000.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock based compensation deductions. Since the Company does not have any net operating loss carry-forwards in the United States, the tax benefit reduces income taxes payable in the current year and is therefore recorded to additional paid-in-capital.

Uncertain Tax Positions

The Company applies the relevant guidance for uncertainty in income taxes that requires the application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.

The Company had an outstanding non-current income tax liability of approximately $708,000, including interest, for uncertain tax positions as of September 30, 2013. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements. As of September 30, 2013, $61,000 and $648,000 are reflected as other current liabilities and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of September 30, 2013 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the three months ended September 30, 2013, the liability for income taxes has decreased approximately $77,000. This decrease in the liability is primarily related to the filing of voluntary disclosures and tax returns with various state tax authorities during the quarter offset by an increase related to current year activity in the United States.

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

14.           Segment Reporting

The Company has determined that it has three reportable segments based on the Company’s method of internal reporting, which disaggregates business by geographic location. These segments are the Americas, Europe and Asia. The Company evaluates the performance of these segments based on income (loss) from operations, as well as other factors, that depend on the development status of these geographies. Such measures include the progress of its research and development activities, collaboration and licensing efforts, commercialization activities, product sales and other factors. The reportable segments have historically derived their revenue from joint collaboration and strategic alliance agreements. Transactions between the segments consist primarily of loans and the provision of research and development services. The following tables summarize the financial information by reportable geographic segment for the three and nine months ended September 30, 2013 and 2012:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended September 30, 2013
Research and development revenue	$2,027	$-	$-	$2,027
Product royalty revenue	13,595	-	-	13,595
Product sales revenue	170	17	5,191	5,378
Co-promotion revenue	-	-	-	-
Contract and collaboration revenue	141	12	10	163
Total revenues	15,933	29	5,201	21,163
Cost of goods sold	3,389	4	2,874	6,267
Gross profit	12,544	25	2,327	14,896
Research and development expenses	2,467	1,088	919	4,474
Depreciation and amortization	309	47	8	364
Other operating expenses	8,893	1,646	563	11,102
Income (loss) from operations	875	(2,756)	837	(1,044)
Interest income	18	2	-	20
Interest expense	-	(417)	(44)	(461)
Other non-operating expense, net	6	95	(150)	(49)
Income (loss) before income taxes	$899	$(3,076)	$643	$(1,534)
Capital expenditures	$9	$4	$-	$13

Three Months Ended September 30, 2012
Research and development revenue	$665	$72	$-	$737
Product royalty revenue	13,890	-	-	13,890
Product sales revenue	-	-	-	-
Co-promotion revenue	730	-	-	730
Contract and collaboration revenue	141	(15)	13	139
Total revenues	15,426	57	13	15,496
Cost of goods sold	-	-	-	-
Gross profit	15,426	57	13	15,496
Research and development expenses	2,239	2,543	833	5,615
Depreciation and amortization	122	242	10	374
Other operating expenses	9,677	1,161	322	11,160
Income (loss) from operations	3,388	(3,889)	(1,152)	(1,653)
Interest income	65	3	-	68
Interest expense	-	(556)	(40)	(596)
Other non-operating expense, net	34	165	(191)	8
Income (loss) before income taxes	$3,487	$(4,277)	$(1,383)	$(2,173)
Capital expenditures	$41	$-	$-	$41

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands)	Americas	Europe	Asia	Consolidated
Nine Months Ended September 30, 2013
Research and development revenue	$16,288	$-	$-	$16,288
Product royalty revenue	37,271	-	-	37,271
Product sales revenue	277	37	10,680	10,994
Co-promotion revenue	61	-	-	61
Contract and collaboration revenue	424	34	32	490
Total revenues	54,321	71	10,712	65,104
Cost of goods sold	3,465	12	5,980	9,457
Gross profit	50,856	59	4,732	55,647
Research and development expenses	6,446	4,307	3,775	14,528
Depreciation and amortization	543	548	26	1,117
Other operating expenses	27,368	3,374	2,743	33,485
Income (loss) from operations	16,499	(8,170)	(1,812)	6,517
Interest income	54	8	1	63
Interest expense	-	(1,326)	(123)	(1,449)
Other non-operating expense, net	(9)	(169)	1,954	1,776
Income (loss) before income taxes	$16,544	$(9,657)	$20	$6,907
Capital expenditures	$40	$110	$3	$153

Nine Months Ended September 30, 2012
Research and development revenue	$5,878	$74	$466	$6,418
Product royalty revenue	36,521	-	-	36,521
Product sales revenue	-	-	-	-
Co-promotion revenue	3,253	-	-	3,253
Contract and collaboration revenue	424	(30)	39	433
Total revenues	46,076	44	505	46,625
Cost of goods sold	-	-	-	-
Gross profit	46,076	44	505	46,625
Research and development expenses	6,250	5,405	2,547	14,202
Depreciation and amortization	366	709	30	1,105
Other operating expenses	32,475	2,576	916	35,967
Income (loss) from operations	6,985	(8,646)	(2,988)	(4,649)
Interest income	105	12	1	118
Interest expense	-	(1,656)	(124)	(1,780)
Other non-operating expense, net	67	82	578	727
Income (loss) before income taxes	$7,157	$(10,208)	$(2,533)	$(5,584)
Capital expenditures	$293	$3,445	$-	$3,738

As of September 30, 2013
Property and equipment, net	$975	$121	$182	$1,278
Identifiable assets, net of intercompany loans
and investments	$97,915	$13,420	$18,385	$129,720

As of December 31, 2012
Property and equipment, net	$1,276	$36	$228	$1,540
Identifiable assets, net of intercompany loans
and investments	$87,731	$25,465	$14,600	$127,796

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

Overview

We are a global biopharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs based on ion channel activators known as prostones. The therapeutic potential of prostones was first discovered by our co-founder, Dr. Ryuji Ueno, and under his leadership we have pioneered the field of prostones. Prostones are naturally occurring fatty acid metabolites. Originally thought to be biologically inert, prostones have emerged as a promising compound class with unique physiological activities which can be targeted for the treatment of unmet or underserved medical needs.

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

Drs. Ryuji Ueno and Sachiko Kuno are our controlling stockholders and are married to each other. Dr. Ueno is our Chief Executive Officer, Chairman of our Board of Directors and Chief Scientific Officer. Dr. Kuno was a member of our Board of Directors and our executive advisor on international business development through September 30, 2012. Drs. Ueno and Kuno, together, directly or indirectly, own a majority of the stock of R-Tech Ueno, Ltd., or R-Tech, a pharmaceutical research, development and manufacturing company in Japan. R-Tech is responsible for the manufacture and supply of all of our prostone products for commercial use or clinical development.

Our Prostone Products, Approved and in Clinical Development

We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA (lubiprostone) in the United States and Canada

In April 2013, we received approval for a supplemental new drug application, or sNDA, for AMITIZA at dosage strength of 24 micrograms twice daily as the first and only oral medication for the treatment of opioid-induced constipation, or OIC, in adult patients with chronic, non-cancer pain. Upon the first commercial sale of AMITIZA for OIC, we recognized a $10.0 million milestone payment from Takeda Pharmaceutical Company Limited, or Takeda, as revenue, which we received in the second quarter of 2013.

We and Takeda are currently exploring the commercialization of AMITIZA in Canada and we are planning to meet with Health Canada to discuss the best ways to proceed with AMITIZA registration in this market in the near future.  The Company announced in November, 2013 that it is exercising its co-promotion option and will begin co-promoting AMITIZA for OIC in adults with chronic, non-cancer pain in the first quarter of 2014.

AMITIZA (lubiprostone) in Japan

In Japan, AMITIZA is currently marketed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott, for the gastrointestinal indication of chronic constipation, or CC, excluding constipation caused by organic diseases. Abbott initiated commercial sales of AMITIZA in Japan for the treatment of CC in November 2012. AMITIZA is Japan’s only prescription medicine for CC.  In early December 2013, the two-week limitation on prescriptions, generally applied to all new approvals of products for the first year after approval, will be removed.

AMITIZA (lubiprostone) in Other Territories

In the United Kingdom, AMITIZA was approved for chronic idiopathic constipation, or CIC, in July 2012. The Company will make AMITIZA available in the United Kingdom in the fourth quarter and is currently working to achieve National Institute for Health and Care Excellence endorsement for CIC and OIC. In Switzerland, the Company is actively marketing AMITIZA.

In the first quarter of 2013, the Company commenced the approval process for CIC in other European Union countries for AMITIZA via the Mutual Recognition Procedure, or MRP, and filed for the OIC indication in the United Kingdom and Switzerland. The Company anticipates a decision in both countries in the first half of 2014. Pending the OIC approval in the United Kingdom, the Company will seek approval for AMITIZA in other European Union countries following the MRP.

RESCULA (unoprostone isopropyl)

Under our 2009 and 2011 agreements with R-Tech Ueno, Ltd., or R-Tech, we hold the exclusive rights to commercialize and develop unoprostone isopropyl worldwide except for Japan, Korea, Taiwan and the People’s Republic of China, or R-Tech Territory, for its approved indication and all new ophthalmic indications developed by us. We are also evaluating the opportunities in the European Union and other European countries to commercialize unoprostone isopropyl there. We also seek to develop new formulations and we may consider using third party proprietary drug delivery technologies. We are exploring research programs with those third parties.

We began commercializing RESCULA in February 2013 in the United States. In April 2013, we paid a $500,000 milestone payment to R-Tech upon the February 2013 RESCULA re-launch. According to the United States approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower IOP. RESCULA is a big potassium channel activator and has a different mechanism of action than other IOP lowering agents on the market.

During the third quarter of 2013, we recorded a $4.5 million non-cash write-off of its RESCULA inventory to reflect anticipated excess quantities of dated product consisting of $3.0 million of product for sale and $1.5 million of sample inventory. The anticipated excess inventory was largely a result of the necessity to pre-order product in advance of FDA approval due to a planned change in manufacturing facility and lower than anticipated sales within the useful life of the dated product.  In addition to initial sales falling below their forecast, we recently decided to eliminate our in-house sales force and deploy a contract sales force to detail only current RESCULA prescribers at a much reduced level, which will further impact sales of RESCULA going forward.

Our Clinical Development Programs

Cobiprostone (Oral spray)

Cobiprostone is in development for the target indication of prevention and/or treatment of oral mucositis, or OM. In August 2013, we reported results that indicated cobiprostone to be generally well-tolerated. We expect to initiate phase 1b of clinical development in the fourth quarter of 2013.

Intravenous and Oral Ion Channel Activators

Two ion channel activators, in both the intravenous, or IV, and oral, or PO, forms, are in clinical development for the treatment of lumbar spinal stenosis, or LSS. We have completed the treatment phase of our phase 2a, double-blind, placebo-controlled study of the IV version of our ion channel activator for LSS, and are currently in the data analysis phase. The PO ion channel activator completed phase 1a clinical development in June 2013 and is expected to begin the next phase of clinical development in the fourth quarter of 2014, pending results of the IV ion channel activator phase 2 results. Additionally, this compound may be investigated for other indications.

Lubiprostone

Liquid Formulation: In October 2013, we announced the initiation of a pivotal trial of a liquid formulation of lubiprostone 24mcg twice daily in adults with CIC.

Pediatric Functional Constipation: We continue to prepare for initiation of the pivotal phase 3 program for AMITIZA in pediatric functional constipation. This is the first of a series of global, multicenter phase 3 studies to evaluate the efficacy, safety, and pharmacokinetics of lubiprostone in patients aged ≥ 6 months through 17 years of age with pediatric functional constipation. The program will consist of two randomized, placebo-controlled, double-blinded studies and two long-term safety extension studies. One of the pediatric trials will also use the liquid formulation.

China: We continue to evaluate development of lubiprostone in the People’s Republic of China.

Unoprostone Isopropyl

We recently announced that our development partner, R-Tech, completed patient enrollment of a phase 3 clinical trial for unoprostone isopropyl for retinitis pigmentosa, or RP, in Japan. A substantial portion of the development costs for the program are being funded by the Japan Science and Technology Agency. We have the rights to the clinical data for potential filing in Europe and the United States, where unoprostone isopropyl has orphan drug designation, and will decide on our path forward assuming the Japanese trial is successful.

Product Pipeline

The table below summarizes the development status of lubiprostone, unoprostone isopropyl and several other prostone-based product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of AMITIZA in the United States, Canada and Japan, which is covered by our collaboration and license agreements with Takeda and Abbott, and for RESCULA, for which we hold all rights except in the R-Tech Territory. Commercialization of each product candidate may be implemented after successful completion of clinical studies and approval from appropriate governmental agencies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
AMITIZA ® (lubiprostone)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	_____

		Marketing Authorization Application (MAA) approved for CIC in August 2012 in U.K. Initiated mutual recognition process (MRP) for approval in other E.U. countries.	Obtain NICE endorsement within the U.K. Following OIC approval in the U.K., will advance MRP process for CIC and OIC

	Liquid formulation	Completion of first patient enrollment in phase 3 trial	Analyze results and file sNDA

	Chronic constipation	Marketed in Japan since Q4 2012	_____

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	sNDA approved in U.S. in Q2 2013. MAA submitted in Switzerland and U.K. in Q1 2013	OIC approval in Switzerland and U.K.; MRP-wide E.U. approval after U.K. approval

	Pediatric functional constipation	Initiate pivotal phase 3 development program	Completion of first patient enrollment in phase 3 trial

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

RESCULA ® (unoprostone isopropyl)	Primary open angle glaucoma and ocular hypertension	Launched in the U.S. in Q1 2013	_____

	Glaucoma and ocular hypertension	_____	Updated label and reauthorization in the E.U. and Switzerland

	Retinitis pigmentosa	In phase 3 by development partner R-Tech Ueno. Orphan drug status obtained in the U.S. and E.U.	Decide path forward for U.S. and Europe following the interim results of Japanese trial

Cobiprostone	Oral mucositis	Initiated phase 1b trial	Complete phase 1b study

PO Ion Channel Activator	Spinal stenosis	Phase 1a completed	Initiate phase 1b trial, pending results of the IV ion channel activator phase 2 results

IV Ion Channel Activator	Spinal stenosis	Treatment phase of phase 2a trial completed	Analyze results of phase 2a study

Results of Operations

Comparison of three months ended September 30, 2013 and September 30, 2012

Revenues

The following table summarizes our revenues for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
(In thousands)	2013	2012
Research and development revenue	$2,027	$737
Product royalty revenue	13,595	13,890
Product sales revenue	5,378	-
Co-promotion revenue	-	730
Contract and collaboration revenue	163	139
Total	$21,163	$15,496

Total revenues were $21.2 million for the three months ended September 30, 2013, compared to $15.5 million for the three months ended September 30, 2012, an increase of $5.7 million or 36.6%.

Research and development revenue

Research and development revenue was $2.0 million for the three months ended September 30, 2013, compared to $737,000 for the three months ended September 30, 2012, an increase of $1.3 million or 175.0%. The increase in research and development revenue was primarily due to the commencement of the pediatric study for AMITIZA.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $13.6 million for the three months ended September 30, 2013, compared to $13.9 million for the three months ended September 30, 2012, a decrease of $295,000 or 2.1%. The decrease in product royalty revenue was primarily due to a $544,000 payment of additional royalties received by us as a result of a true-up calculation reflecting contractual limitations on gross-to-net sales deductions for royalty calculation purposes during the three months ended September 30, 2012. Excluding the true-up payment, product royalty revenue actually increased $249,000 or 1.9% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  The increase in product royalty revenue was primarily due to higher price.

Product sales revenue

Product sales revenue represents drug product net sales of AMITIZA in Japan and Switzerland and RESCULA in the United States. Product sales revenue was $5.4 million for the three months ended September 30, 2013, compared to nil for the three months ended September 30, 2012, an increase of $5.4 million. The increase in product sales was due to the commencement of product sales of AMITIZA in Japan in the fourth quarter of 2012 and in Switzerland during the first quarter of 2013, and the commencement of product sales of RESCULA in the United States in the first quarter of 2013.

Co-promotion revenue

Co-promotion revenue represents reimbursements by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was nil for the three months ended September 30, 2013, compared to $730,000 for the three months ended September 30, 2012, a decrease of $730,000 or 100.0%. The decrease in co-promotion revenue was the result of our sales force shifting away from selling AMITIZA, which was partially reimbursed by Takeda, to selling RESCULA.

Cost of goods sold

Cost of goods sold relates to purchase and distribution costs of the Company’s products sold by the Company, including inventory write-offs for excess and obsolete inventory and amortization of marketing licenses. Cost of goods sold was $6.3 million for the three months ended September 30, 2013, compared to nil for the three months ended September 30, 2012, an increase of $6.3 million. The increase in cost of goods sold relates to drug product sales of AMITIZA in Japan and Switzerland and RESCULA in the United States. During the third quarter of 2013, we recorded a $3.0 million non-cash write-off of its RESCULA inventory to reflect anticipated excess quantities of dated product. The anticipated excess inventory was largely a result of the necessity to pre-order product in advance of FDA approval due to a planned manufacturer shutdown and lower than anticipated sales within the useful life of the dated product.  In addition to initial sales falling below their forecast, we recently decided to eliminate our in-house sales force and deploy a contract sales force to detail only current RESCULA prescribers at a much reduced level, which will further impact sales of RESCULA going forward.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
(In thousands)	2013	2012
Direct costs:
Lubiprostone	$2,712	$2,438
Cobiprostone	83	542
SPI-017	795	15
Unoprostone isopropyl	(396)	944
Other	239	1,061
Total	3,433	5,000

Indirect costs	1,041	615
Total	$4,474	$5,615

Total research and development expenses were $4.5 million for the three months ended September 30, 2013, compared to $5.6 million for the three months ended September 30, 2012, a decrease of $1.1 million or 20.3%. The decrease in research and development expenses was primarily due to lower costs associated with our unoprostone isopropyl development program and a lower provision associated with our Numab collaboration, partially offset by higher costs associated with the clinical development of our lumbar spinal stenosis program and higher regulatory fees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
(In thousands)	2013	2012
Salaries, benefits and related costs	$2,032	$2,164
Legal, consulting and other professional expenses	1,527	3,256
Stock option expense	268	174
Pharmacovigilance	337	47
Other expenses	1,276	1,615
Total	$5,440	$7,256

General and administrative expenses were $5.4 million for the three months ended September 30, 2013, compared to $7.3 million for the three months ended September 30, 2012, a decrease of $1.8 million or 25.0%. The decrease in general and administrative expenses was primarily due to lower legal, consulting and other professional expenses as a result of the conclusion of certain legal matters in 2012, as well as expense reductions from 2013 productivity initiatives. These decreases were partially offset by an increase in pharmacovigilance costs associated with the launch of AMITIZA in Japan.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
(In thousands)	2013	2012
Salaries, benefits and related costs	$1,652	$1,704
Consulting and other professional expenses	1,245	1,011
Stock option expense	30	83
Sample expense	1,640	-
Other expenses	1,459	1,480
Total	$6,026	$4,278

Selling and marketing expenses represent costs we incur to promote or co-promote our products, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, as well as costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $6.0 million for the three months ended September 30, 2013, compared to $4.3 million for the three months ended September 30, 2012, an increase of $1.7 million or 40.1%. The increase in selling and marketing expenses relates primarily to launch costs for RESCULA and a $1.5 million non-cash write-off recorded for anticipated excess RESCULA samples.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
(In thousands)	2013	2012
Interest income	$20	$68
Interest expense	(461)	(596)
Other income (expense), net	(49)	8
Total	$(490)	$(520)

Interest income was $20,000 for the three months ended September 30, 2013, compared to $68,000 for the three months ended September 30, 2012, a decrease of $48,000 or 70.5%.

Interest expense was $461,000 for the three months ended September 30, 2013, compared to $596,000 for the three months ended September 30, 2012, a decrease of $135,000 or 22.7%.

Other expense was $49,000 for the three months ended September 30, 2013, compared to other income of $8,000 for the three months ended September 30, 2012, an increase of $57,000.

Income Taxes

We recorded a tax benefit of $2.8 million and a tax provision of $3.8 million for three months ended September 30, 2013 and 2012, respectively. The tax benefit for the three months ended September 30, 2013 primarily related to pre-tax losses generated by our United States subsidiary. The consolidated global effective tax rate is higher than the statutory rate in these jurisdictions because of pre-tax losses generated in the European subsidiaries for which no tax benefit is recognized due to the full valuation allowance.

Comparison of nine months ended September 30, 2013 and September 30, 2012

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Research and development revenue	$16,288	$6,418
Product royalty revenue	37,271	36,521
Product sales revenue	10,994	-
Co-promotion revenue	61	3,253
Contract and collaboration revenue	490	433
Total	$65,104	$46,625

Total revenues were $65.1 million for the nine months ended September 30, 2013, compared to $46.6 million for the nine months ended September 30, 2012, an increase of $18.5 million or 39.6%.

Research and development revenue

Research and development revenue was $16.3million for the nine months ended September 30, 2013, compared to $6.4 million for the nine months ended September 30, 2012, an increase of $9.9 million or 153.8%. The increase in research and development revenue was primarily due to the receipt of the $10.0 million milestone payment from Takeda upon the first commercial sale of AMITIZA for OIC, partially offset by lower clinical development reimbursement revenue in 2013.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States. Product royalty revenue was $37.3 million for the nine months ended September 30, 2013, compared to $36.5 million for the nine months ended September 30, 2012, an increase of $751,000 or 2.1%. The increase in product royalty revenue was primarily due to higher price.

Product sales revenue

Product sales revenue represents drug product net sales of AMITIZA in Japan and Switzerland, and RESCULA in the United States. Product sales revenue was $11.0 million for the nine months ended September 30, 2013, compared to nil for the nine months ended September 30, 2012, an increase of $11.0 million. The increase in product sales was due to the commencement of product sales of AMITIZA in Japan in the fourth quarter of 2012 and in Switzerland during the first quarter of 2013, and the commencement of product sales of RESCULA in the United States in the first quarter of 2013.

Co-promotion revenue

Co-promotion revenue represents reimbursements by Takeda of co-promotion costs for our specialty sales force. Co-promotion revenue was $61,000 for the nine months ended September 30, 2013, compared to $3.3 million for the nine months ended September 30, 2012, a decrease of $3.2 million or 98.1%. The decrease in co-promotion revenue was the result of our sales force shifting away from selling AMITIZA, which was partially reimbursed by Takeda, to selling RESCULA.

Cost of goods sold

Cost of goods sold relates to purchase and distribution costs of the Company’s products sold by the Company, including inventory write-offs for excess and obsolete inventory and amortization of marketing licenses. Cost of goods sold was $9.5 million for the nine months ended September 30, 2013, compared to nil for the nine months ended September 30, 2012, an increase of $9.5 million. The increase in cost of goods sold relates to drug product sales of AMITIZA in Japan and Switzerland and RESCULA in the United States. During the third quarter of 2013, we recorded a $3.0 million non-cash write-off of its RESCULA inventory to reflect anticipated excess quantities of dated product. The anticipated excess inventory was largely a result of the necessity to pre-order product in advance of FDA approval due to a planned manufacturer shutdown and lower than anticipated sales.  In addition to initial sales falling below their forecast, we recently decided to eliminate our in-house sales force and deploy a contract sales force to detail only current RESCULA prescribers at a much reduced level, which will further impact sales of RESCULA going forward.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Direct costs:
Lubiprostone	$6,487	$6,682
Cobiprostone	435	1,270
SPI-017	2,490	166
Unoprostone isopropyl	298	2,279
Other	1,997	2,173
Total	11,707	12,570

Indirect costs	2,821	1,632
Total	$14,528	$14,202

Total research and development expenses were $14.5 million for the nine months ended September 30, 2013, compared to $14.2 million for the nine months ended September 30, 2012, an increase of $326,000 or 2.3%. The increase in research and development expenses was primarily due to the higher costs associated with our clinical development of the lumbar spinal stenosis program, and higher indirect costs including regulatory fees, these increases were partially offset by lower costs associated with our development programs for Cobiprostone and unoprostone isopropyl.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Salaries, benefits and related costs	$6,196	$6,339
Legal, consulting and other professional expenses	4,779	10,763
Stock option expense	945	1,026
Pharmacovigilance	2,103	226
Other expenses	4,612	4,244
Total	$18,635	$22,598

General and administrative expenses were $18.6 million for the nine months ended September 30, 2013, compared to $22.6 million for the nine months ended September 30, 2012, a decrease of $4.0 million or 17.5%. The decrease in general and administrative expenses was primarily due to lower legal, consulting and other professional expenses as a result of the conclusion of certain legal matters in 2012, as well as expense reductions from 2013 productivity initiatives. These decreases were partially offset by an increase in pharmacovigilance associated with the launch of AMITIZA in Japan.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Salaries, benefits and related costs	$5,333	$5,401
Consulting and other professional expenses	3,223	3,235
Stock option expense	171	261
Sample expense	2,587	-
Other expenses	4,653	5,577
Total	$15,967	$14,474

Selling and marketing expenses represent costs we incur to promote or co-promote our products, including salaries, benefits and related costs of our sales force and other sales and marketing personnel, as well as costs of market research and analysis and other selling and marketing expenses. Selling and marketing expenses were $16.0 million for the nine months ended September 30, 2013, compared to $14.5 million for the nine months ended September 30, 2012, an increase of $1.6 million or 10.9%. The increase in selling and marketing expenses is due to $1.1 million for dispensing samples of RESCULA and a further non-cash write-off of anticipated excess samples of $1.5 million, partially offset by non-recurring pre-commercialization planning activities for AMITIZA and RESCULA that occurred in 2012 that did not occur in 2013.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Interest income	$63	$118
Interest expense	(1,449)	(1,780)
Other income	1,776	727
Total	$390	$(935)

Interest income was $63,000 for the nine months ended September 30, 2013, compared to $118,000 for the nine months ended September 30, 2012, a decrease of $55,000 or 46.6%.

Interest expense was $1.4 million for the nine months ended September 30, 2013, compared to $1.8 million for the nine months ended September 30, 2012, a decrease of $331,000 or 18.6%.

Other income was $1.8 million for the nine months ended September 30, 2013, compared to $727,000 for the nine months ended September 30, 2012, an increase of $1.0 million or 144.3%. The increase in other income was primarily due to foreign exchange gains in the current period that are unrealized and non-cash and that relate to amounts held within subsidiaries.

Income Taxes

We recorded a tax provision of $2.6 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively. The tax provision for the nine months ended September 30, 2013 primarily related to pre-tax income generated by our United States and Japanese subsidiaries. The consolidated global effective tax rate is higher than the statutory rate in these jurisdictions because of pre-tax losses generated in the European subsidiaries for which no tax benefit is recognized due to the full valuation allowance.

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

The financial results of our segments reflect their varying stages of development. Our Americas segment recorded income before taxes of $16.5 million for the nine months ended September 30, 2013, compared to $7.2 million for the nine months ended September 30, 2012, an increase of $9.4 million or 131.2%. These results are primarily attributable to the receipt in 2013 of the $10.0 million milestone payment from Takeda upon the first commercial sale of AMITIZA for OIC.

Our segment in Europe recorded a loss before taxes of $9.7 million for the nine months ended September 30, 2013, compared to $10.2 million for the nine months ended September 30, 2012, a decrease of $551,000 or 5.4%.

Our segment in Asia recorded income before taxes of $20,000 for the nine months ended September 30, 2013, compared to a loss before taxes of $2.5 million during the nine months ended September 30, 2012, an increase of $2.6 million or 100.8%. These results primarily reflect the effect of foreign currency fluctuations.

The following table summarizes the financial results of our Americas, Europe and Asia segments for the three and nine months ended September 30, 2013 and 2012 and the amount of identifiable assets for each segment as of September 30, 2013 and December 31, 2012:

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended September 30, 2013
Total revenues	$15,933	$29	$5,201	$21,163
Income (loss) before taxes	899	(3,076)	643	(1,534)

Three Months Ended September 30, 2012
Total revenues	$15,426	$57	$13	$15,496
Income (loss) before taxes	3,487	(4,277)	(1,383)	(2,173)

Nine Months Ended September 30, 2013
Total revenues	$54,321	$71	$10,712	$65,104
Income (loss) before taxes	16,544	(9,657)	20	6,907

Nine Months Ended September 30, 2012
Total revenues	$46,076	$44	$505	$46,625
Income (loss) before taxes	7,157	(10,208)	(2,533)	(5,584)

Identifiable assets
As of September 30, 2013	97,915	13,420	18,385	129,720
As of December 31, 2012	87,731	25,465	14,600	127,796

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

Our cash, cash equivalents, restricted cash and investments consist of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(In thousands)	2013	2012
Cash and cash equivalents	$39,911	$52,022
Restricted cash, current	26,141	15,113
Restricted cash, non-current	2,430	3,832
Investments, current	15,263	6,035
Investments, non-current	7,259	14,408
Total	$91,004	$91,410

Our cash and cash equivalents are deposits in operating accounts, and highly liquid investments with a maturity at time of purchase of 90 days or less.

As of September 30, 2013 and December 31, 2012, our restricted cash consisted primarily of the collateral pledged to support a loan agreement with the Tokyo-Mitsubishi Bank, a loan agreement with the Mizuho Bank, Numab’s loan with Zurcher Kantonalbank, and operating leases with certain financial institutions.

As of September 30, 2013 and December 31, 2012, our current investments consisted of United States government agency securities, certificates of deposit, corporate bonds, commercial paper and variable rate demand notes that mature in one year or less.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash provided by (used in):
Operating activities	$(8,178)	$(5,168)
Investing activities	(12,334)	14,064
Financing activities	8,403	(474)
Effect of exchange rates	(2)	(1,838)
Net increase (decrease) in cash and cash equivalents	$(12,111)	$6,584

Nine months ended September 30, 2013

Net cash used in operating activities was $8.2 million for the nine months ended September 30, 2013. This reflected a net income of $4.3 million, a decrease in accounts payable and accrued expenses of $6.7 million, a decrease in deferred revenue of $3.0 million as well as changes in other operating assets and liabilities.

Net cash used in investing activities was $12.3 million for the nine months ended September 30, 2013. This primarily reflected an increase in restricted cash associated with collateral pledged to support loan agreements and purchase of investments, partially offset by our proceeds from the sales and maturities of investments.

Net cash provided by financing activities was $8.4 million for the nine months ended September 30, 2013. This primarily reflected proceeds from a loan agreement with the Mizuho Bank, Ltd., partially offset by a payment of $3.7 million on our notes payable and purchases under the stock repurchase program (as discussed below under “Funding Requirements”).

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2013 was a decrease of $2,000.

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

Net cash used in financing activities of $474,000 for the nine months ended September 30, 2012 primarily reflected purchases under the stock repurchase program (as discussed below under “Funding Requirements”), offset in part by the proceeds received from the exercise of stock options and proceeds we received under our employee stock purchase plan.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for nine months ended September 30, 2012 was a decrease of $1.8 million.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

On December 11, 2008, we announced a stock repurchase program that authorizes us to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. On September 8, 2011, we announced that our Board of Directors approved the repurchase of up to an aggregate of $2.0 million of our Class A common stock out of the $10.0 million authorized. On November 2, 2012, our Board of Directors authorized the increase of such amount of repurchase to up to an aggregate of $5.0 million. During the nine months ended September 30, 2013, we repurchased 67,762 shares of our class A common stock under this program at a cost of $336,000. We believe the repurchases mitigate any dilutive effects from employees and others exercising stock options during the same period. The repurchase program may be used in the future to continue to address any such dilutive effects.

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:
•	our share of the on-going development program of AMITIZA in the United States;
•	the launch and development of RESCULA in the United States;
•	development, regulatory and marketing efforts in Europe and Asia for lubiprostone;
•	development and regulatory activities for unoprostone isopropyl in the United States and Canada and other countries except Japan, Korea, Taiwan and The People’s Republic of China;
•	development, marketing and manufacturing activities at SAG;
•	activities to resolve our on-going legal matters;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	research and development activities for other prostone compounds, including cobiprostone, and other ion channel openers;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities including the purchase of inventory;
•
the continuing purchase of shares of our class A common stock up to $5.0 million pursuant to the recently implemented repurchase program, which may be increased up to $10.0 million as previously approved by our Board of Directors; and

•	the payment of principal and interest under our loan note obligations.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At September 30, 2013, based upon our current business plan, we believe we have sufficient liquidity for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks during the three months ended September 30, 2013 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk for revenues and expenses denominated in foreign currencies. Foreign currency exchange rate risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of September 30, 2013.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest our excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash, cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest our excess cash in highly rated investments. As of September 30, 2013 and December 31, 2012, approximately 17.3% and 18.4%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2013. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in our Annual Report on Form 10-K filed on March 18, 2013, we received a first and second Notice Letter on January 2 and January 25, 2013, respectively, from Anchen and Par regarding their filing of an Abbreviated New Drug Application with the FDA to market a generic version of AMITIZA oral capsules, 8 mcg and 24 mcg. On February 8 2013, we announced that we, along with R-Tech and Takeda, filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Anchen and Par. The lawsuit claims infringement of six patents that are listed in the FDA’s Orange Book and that are scheduled to expire between 2020 and 2027. Subsequently, the plaintiffs amended lawsuit to add allegations in respect to an additional Notice Letter received from Anchen and Par which Notice Letter responded to an additional patent listed on the FDA’s Orange Book. The parties have initiated written discovery and submitted a scheduling order to the District Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) During the three months ended September 30, 2013, we did not repurchase any shares of our class A common stock pursuant to the stock repurchase program initially approved by our Board of Directors in December 2008.

Pursuant to the stock repurchase program, we are authorized to purchase up to $10.0 million of our class A common stock from time to time in open market transactions. On September 8, 2011, we announced that our Board of Directors approved the repurchase of up to an aggregate of $2.0 million of our Class A common stock out of the $10.0 million authorized. On November 2, 2012, our Board of Directors authorized the increase of such amount of repurchase to up to an aggregate of $5.0 million. The stock repurchase program is expected to continue through the third quarter of 2014 unless extended or shortened.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) The Company and R-Tech negotiated a reduction in the cost of goods for Lubiprostone for Europe, Middle East and Africa.

(b) In October 2013, the Company and Numab entered into a termination agreement of the Numab Agreement.  A description of such agreement is set forth in Note 8 above.

(c)  The Company has decided to eliminate the in-house sales force and deploy a contract sales force to detail both RESCULA and AMITIZA.  The sales force will call only on current prescribers of RESCULA and to a much lesser extent.  In January 2014, we will exercise our co-promote rights under the Takeda Agreement to detail specialists who are high opioid writers.

Item 6. Exhibits

(a)      Exhibits

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Consulting Agreement, effective June 1, 2013, between the Company and Gayle R. Dolecek	Exhibit 99.1 to the Company's Current Report on Form 8-K (filed May 31, 2013)

10.2	Consulting Agreement, effective September 14, 2013, between the Company and Peter Lichtlen	Exhibit 99.1 to the Company's Current Report on Form 8-K (filed September 17, 2013)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

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

Sucampo Pharmaceuticals, Inc.

November 8, 2013	By:	/s/ RYUJI UENO
Ryuji Ueno, M.D., Ph.D., Ph.D.
Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 8, 2013	By:	/s/ CARY J. CLAIBORNE
Cary J. Claiborne
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Consulting Agreement, effective June 1, 2013, between the Company and Gayle R. Dolecek	Exhibit 99.1 to the Company's Current Report on Form 8-K (filed May 31, 2013)

10.2	Consulting Agreement, effective September 14, 2013, between the Company and Peter Lichtlen	Exhibit 99.1 to the Company's Current Report on Form 8-K (filed September 17, 2013)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

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