Form 10-Q
period 2014-03-31
Sucampo Pharmaceuticals, Inc.
filed 2014-05-09
CIK 1365216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(301) 961-3400
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☑ No

As of April 25, 2014, there were 44,258,268 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands of U.S. dollars, except share data)

	March 31, 2014	December 31, 2013
ASSETS:

Current assets:
Cash and cash equivalents	$56,142	$44,102
Investments, current	15,534	16,003
Product royalties receivable	13,501	14,829
Unbilled accounts receivable	2	1
Accounts receivable, net	4,441	5,407
Prepaid and income taxes receivable	-	9
Deferred tax assets, current	2,148	2,028
Deferred charge, current	673	673
Restricted cash, current	26,115	26,115
Inventory	455	209
Prepaid expenses and other current assets	3,618	3,977
Total current assets	122,629	113,353

Investments, non-current	5,716	7,219
Property and equipment, net	1,084	1,156
Intangible assets, net	6,194	6,438
Deferred tax assets, non-current	1,314	1,212
Deferred charge, non-current	4,372	4,540
Restricted cash, non-current	2,481	2,471
Other assets	455	584
Total assets	$144,245	$136,973

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$5,988	$7,614
Accrued expenses	6,004	5,682
Deferred revenue, current	1,617	1,365
Income tax payable	694	701
Notes payable, current	27,348	26,892
Other current liabilities	1,922	358
Total current liabilities	43,573	42,612

Notes payable, non-current	25,819	25,828
Deferred revenue, non-current	5,998	6,169
Deferred tax liability, non-current	1,853	2,066
Other liabilities	1,596	2,150
Total liabilities	78,839	78,825

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at March 31, 2014 and December 31, 2013; 44,085,203 and 43,315,749 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	440	432
Class B common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Additional paid-in capital	78,795	72,109
Accumulated other comprehensive income	15,490	15,601
Treasury stock, at cost; 524,792 and 524,792 shares	(2,313)	(2,313)
Accumulated deficit	(27,006)	(27,681)
Total stockholders' equity	65,406	58,148
Total liabilities and stockholders' equity	$144,245	$136,973

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Research and development revenue	$1,784	$2,800
Product royalty revenue	13,501	11,677
Product sales revenue	6,312	2,217
Co-promotion revenue	362	61
Contract and collaboration revenue	202	164
Total revenues	22,161	16,919

Costs and expenses:
Costs of goods sold	3,517	1,282
Research and development	5,135	5,629
General and administrative	7,257	7,227
Selling and marketing	3,647	5,389
Total costs and expenses	19,556	19,527

Income (loss) from operations	2,605	(2,608)
Non-operating income (expense):
Interest income	57	19
Interest expense	(400)	(495)
Other income (expense), net	(323)	1,081
Total non-operating income (expense), net	(666)	605

Income (loss) before income taxes	1,939	(2,003)
Income tax provision	(1,264)	(1,142)
Net income (loss)	$675	$(3,145)

Net income (loss) per share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)
Weighted average common shares outstanding:
Basic	43,401	41,461
Diluted	44,264	41,461

Comprehensive income (loss):
Net income (loss)	$675	$(3,145)
Other comprehensive income (loss):
Unrealized loss on investments, net of tax effect	7	(14)
Foreign currency translation	(118)	51
Comprehensive income (loss)	$564	$(3,108)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands of U.S. dollars, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2013	43,315,749	$432	$72,109	$15,601	524,792	$(2,313)	$(27,681)	$58,148
Employee stock option expense	-	-	228	-	-	-	-	228
Stock issued under exercise of stock options	230,140	2	1,114	-	-	-	-	1,116
Stock issued under employee stock purchase plan	793	-	5	-	-	-	-	5
Stock issued under "at-the-market" offering	538,521	6	5,321	-	-	-	-	5,327
Foreign currency translation	-	-	-	(118)	-	-	-	(118)
Unrealized loss on investments, net of tax effect	-	-	-	7	-	-	-	7
Windfall tax benefit from stock-based compensation	-	-	18	-	-	-	-	18
Net income	-	-	-	-	-	-	675	675
Balance at March 31, 2014	44,085,203	$440	$78,795	$15,490	524,792	$(2,313)	$(27,006)	$65,406

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$675	$(3,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	361	381
Deferred tax provision	(395)	114
Deferred charge	168	168
Stock-based compensation	228	412
Amortization of premiums on investments	26	27
Unrealized currency translations	210	63
Changes in operating assets and liabilities:
Accounts receivable	965	(481)
Unbilled accounts receivable	(2)	567
Product royalties receivable	1,328	2,498
Inventory	(245)	(3,918)
Prepaid and income taxes receivable and payable, net	(5)	809
Accounts payable	(1,630)	3,856
Accrued expenses	303	(2,629)
Deferred revenue	48	(2,947)
Accrued interest payable	359	460
Other assets and liabilities, net	1,167	(811)
Net cash provided by (used in) operating activities	3,561	(4,576)
Cash flows from investing activities:
Purchases of investments	-	(1,699)
Proceeds from the sales of investments	1,700	-
Maturities of investments	250	3,360
Purchases of property and equipment	(41)	(120)
Changes in restricted cash	-	(9,561)
Net cash provided by (used in) investing activities	1,909	(8,020)
Cash flows from financing activities:
Proceeds from notes payable	-	10,600
Proceeds from exercise of stock options	1,116	-
Proceeds from employee stock purchase plan	5	5
Proceeds from "at-the-market" stock issuance	5,327	-
Purchase of treasury stock	-	(335)
Windfall benefit from stock-based compensation	18	-
Net cash provided by financing activities	6,466	10,270
Effect of exchange rates on cash and cash equivalents	104	(1,053)
Net increase (decrease) in cash and cash equivalents	12,040	(3,379)
Cash and cash equivalents at beginning of period	44,102	52,022
Cash and cash equivalents at end of period	$56,142	$48,643

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is a global biopharmaceutical company focused on innovative research, discovery, development and commercialization of ion channel activators known as prostones. The Company has pioneered the field of prostones. Prostones are naturally occurring fatty acid metabolites which originally thought to be biologically inactive. Prostones have emerged as a promising compound class with physiological activities that can be targeted for the treatment of unmet or underserved medical needs.

We believe that prostones act locally to restore normal function in cells and tissues, and because they are quickly metabolized, their pharmacologic activity can be targeted to specific organs and tissues. Prostones possess a unique mechanism of action as highly potent and selective ion channel activators based on in vitro studies. Ion channels are integral parts of cell membranes that regulate the flow of specific ions into and out of cells. This regulation is key to the functioning of cells, such as metabolic processes and survival. As such, prostones are physiological mediators that may have a role in the restoration of cellular homeostasis and tissue regeneration.

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

To date, two prostone compounds – lubiprostone and unoprostone isopropyl - have received marketing approval under the brand names, AMITIZA and RESCULA, globally.

In the United States, AMITIZA is marketed for three gastrointestinal indications under the October 2004 collaboration and license agreement with Takeda, or the Takeda Agreement. These indications are CIC in adults, irritable bowel syndrome with constipation, or IBS-C, in adult women and opioid-induced constipation, or OIC, in adults. Takeda also holds marketing rights to AMITIZA in Canada and steps are being taken to file for regulatory approval in Canada. The Company is primarily responsible for clinical development activities under the Takeda Agreement, while Takeda is primarily responsible for the commercialization of AMITIZA in the United States and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the United States for the treatment of CIC, in April 2006, for the treatment of IBS-C in May 2008 and for the treat of OIC in May 2013.

In Japan, AMITIZA is marketed under a license, commercialization and supply agreement, or the Abbott Agreement, with Abbott Japan Co. Ltd., or Abbott, for the gastrointestinal indication of chronic constipation, or CC, excluding constipation caused by organic diseases. In early December 2013, the two-week limitation on prescriptions, generally applied to all new approvals of products for the first year after reimbursement price approval by the Japanese government was removed. AMITIZA is Japan’s only prescription medicine for CC.

In Switzerland, the Company is commercializing AMITIZA for CIC. The Company announced in February 2014 that the Bundesamt fur Gesundheit revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Specialitätenliste to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period. The Company filed for the OIC indication in Switzerland and anticipates a decision in the first half of 2014.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In the United Kingdom, the Company is commercializing AMITIZA for CIC. In the first quarter of 2014, the submission for the National Institute for Health and Care Excellence endorsement for CIC was completed. The Company filed for the OIC indication in the United Kingdom and in March 2014, the Company received notification from Medicines and Healthcare Products Regulatory Agency that the application was not approved. The Company is exploring all available options for a path forward. The Company is also considering seeking approval for AMITIZA in other European Union countries for CIC following the Mutual Recognition Procedure. Since February 2012, AMITIZA has also been available through a Named Patient Program throughout the European Union, Iceland and Norway.

The Company holds license agreements for RESCULA in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company is commercializing RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension. According to the U.S. approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower intraocular pressure. RESCULA is a BK channel activator, which is different from other IOP lowering agents.

The Company’s other clinical development programs include the following:

Lubiprostone for a Reformulation and Pediatric Functional Constipation

The new drug application for the liquid formulation of lubiprostone will not be filed in the second half of 2014 as the U.S. Food and Drug Administration will require additional data to characterize pharmacokinetics of the new formulation and a pharmacodynamics, pharmacokinetics, and tolerability study of the reformulation showed directional improvement, but not statistical significance, in spontaneous bowel movement frequency. Based on the findings, Takeda Pharmaceutical Company Limited, or Takeda, has agreed to fund 100% of the costs for the additional reformulation work for lubiprostone. As part of the pediatric development program, in March 2014, the Company’s first patient enrolled into a follow-on, open-label safety extension study of a global phase 3 clinical trial of lubiprostone in patients 6 to 17 years of age for pediatric functional constipation. This is the first of two open-label extension studies. One of the pediatric trials may use a new age appropriate formulation of lubiprostone.

Intravenous and Oral Ion Channel Activators for Lumbar Spinal Stenosis

Two ion channel activators, in both the intravenous, or IV, and oral, or PO, forms, are in clinical development for the treatment of lumbar spinal stenosis, or LSS. The Company initiated a phase 1b study to evaluate the safety and pharmacokinetic of an of the orally administered ion channel activator. This compound is in clinical development for LSS. This trial is expected to conclude in the third quarter of 2014. The Company plans to conduct an additional phase 2a study in the second half of 2014 to evaluate the clinical effectiveness of the intravenous ion channel activator with LSS.

Cobiprostone as an Oral Spray for Oral Mucositis

The Company completed a phase 1b clinical trial for the target indication of prevention and/or treatment of oral mucositis. The results of the phase 1b showed that cobiprostone was well-tolerated and revealed low systemic exposure.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 12, 2014. The financial information as of March 31, 2014 and for the three months ended March 31, 2014 and March 31, 2013 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo AG, or SAG, based in Zug, Switzerland, through which the Company conducts certain of its worldwide and European operations; Sucampo Pharma, Ltd., based in Tokyo and Osaka, Japan, through which the Company conducts its Asian operations; Sucampo Pharma Americas LLC, based in Bethesda, Maryland, through which the Company conducts its North and South America operations; and Sucampo Pharma Europe, Ltd., based in Oxford, United Kingdom. We liquidated Ambrent Investments S.à r.l., based in Luxembourg, at the end of 2013. All significant inter-company balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revisions to Previously Issued Financial Statements

The Company has revised the March 31, 2013 condensed consolidated statements of operations and comprehensive income (loss) to correct an error in the improper presentation of gross profit.  As a result of this revision, gross profit will be removed as a sub-total and cost of goods sold will be disclosed as an operating cost under the heading “Costs and expenses”.  Gross profit was presented on the condensed consolidated statements of operations and comprehensive income (loss) beginning in the period ended December 31, 2012 and for periods ended March 31, June 30 and September 30, 2013.

In addition, the Company has revised the March 31, 2013 condensed consolidated statements of cash flows to correct an error in the classification of foreign exchange gains and losses in net cash used in operating activities, investing activities and the effect of exchange rates on cash and cash equivalents. The error in classification affects the year ended December 31, 2013 and the periods ended September 30, 2013, June 30, 2013 and March 31, 2013.

The revisions had no impact on income from operations or net income and were determined to not be material to any previously issued financial statements. Accordingly, the Company will revise previously reported interim and annual periods in future filings. The following revisions have been made to the previously reported March 31, 2013 balances:

	Presentation as of March 31, 2013
(In thousands)	As Previously Reported	Revision Adjustment	As Revised

Gross profit	$15,637	$(15,637)	$-
Total costs and expenses	(18,245)	(1,282)	(19,527)

Net cash provided by (used in) operating activities	(5,639)	1,063	(4,576)
Net cash provided by (used in) investing activities	(7,946)	(74)	(8,020)
Effect of exchange rates on cash and cash equivalents	(64)	(989)	(1,053)

2.	Summary of Significant Accounting Policies

Restricted Cash

Restricted cash primarily represents collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., or the Tokyo-Mitsubishi Bank; a loan agreement with The Mizuho Bank, Ltd., or the Mizuho Bank; a loan agreement between Numab AG (Numab) and Zurcher Kantonalbank, which the Company serves as guarantor; and operating leases with certain financial institutions. Restricted cash totaled approximately $28.6 million at both March 31, 2014 and December 31, 2013.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of March 31, 2014 and December 31, 2013, approximately $20.7 million, or 19.5%, and $16.4 million, or 17.1%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the United States government or United States government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 71.2% and 86.8% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 85.4% and 88.2% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at March 31, 2014 and December 31, 2013, respectively. Revenues from another unrelated party, Abbott, accounted for 27.5% and 13.1% of the Company’s total revenues for the three months ended March 31, 2014 and 2013. The Company depends significantly upon collaborations with Takeda and Abbott, and its revenues may be impacted if these relationships are disrupted.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses. The carrying amounts of the notes payable at March 31, 2014 and December 31, 2013 were less than the estimated fair values (see Note 9 below). The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 below, and is classified as a Level 2 security.

Accounts Receivable and Unbilled Accounts Receivable

The Company has established an allowance for doubtful accounts of approximately $440,000 at both March 31, 2014 and December 31, 2013, related to certain disputed Takeda invoices.

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

The computation of net income (loss) per share for the three months ended March 31, 2014 and 2013 is shown below:

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Basic net income (loss) per share:
Net income (loss)	$675	$(3,145)

Weighted average class A common shares outstanding	43,401	41,461

Basic net income (loss) per share	$0.02	$(0.08)

Diluted net income (loss) per share:
Net income (loss)	$675	$(3,145)

Weighted average class A common shares outstanding	43,401	41,461
Assumed exercise of stock options under the treasury stock method	863	-
	44,264	41,461

Diluted net income (loss) per share	$0.02	$(0.08)

The potentially dilutive securities used in the calculations of diluted net income per share are as follows:

	March 31,
(In thousands)	2014	2013
Employee stock options	2,663	-
Non-employee stock options	343	-

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following securities were excluded from the computation of diluted net income (loss) per share as their effect would be anti-dilutive:

	March 31,
(In thousands)	2014	2013
Employee stock options	342	3,422
Non-employee stock options	-	450

4.	Current and Non-Current Investments

At March 31, 2014 and December 31, 2013, current and non-current available-for-sale investments consisted of the following securities:

	March 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government securities	$1,000	$-	$-	$1,000
U.S. government agencies	10,279	4	-	10,283
Certificates of deposits	3,750	-	-	3,750
Corporate bonds	501	-	-	501
Total	$15,530	$4	$-	$15,534

Non-current:
U.S. government agencies	$2,958	$1	$(2)	$2,957
Certificates of deposit	2,250	-	-	2,250
Corporate bonds	510	-	(1)	509
Total	$5,718	$1	$(3)	$5,716

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government securities	$1,000	$-	$-	$1,000
U.S. government agencies	9,048	3	-	9,051
Certificates of deposit	3,500	-	-	3,500
Corporate bonds	752	-	-	752
Municipal securities	1,700	-	-	1,700
Total	$16,000	$3	$-	$16,003

Non-current:
U.S. government agencies	$4,212	$-	$(3)	$4,209
Certificates of deposits	2,500	-	-	2,500
Corporate bonds	511	-	(1)	510
Total	$7,223	$-	$(4)	$7,219

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

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$1,000	$-	$1,000
U.S. government agencies	-	13,240	-	13,240
U.S. commercial paper	-	8,824	-	8,824
Certificates of deposit	-	6,000	-	6,000
Corporate bonds	-	2,760	-	2,760
Money market funds	8,098	-	-	8,098
Total assets measured at fair value	$8,098	$31,824	$-	$39,922

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$1,000	$-	$1,000
U.S. government agencies	-	13,260	-	13,260
U.S. commercial paper	-	6,449	-	6,449
Municipal securities	-	1,700	-	1,700
Certificates of deposit	-	6,000	-	6,000
Corporate bonds	-	5,533	-	5,533
Money market funds	5,955	-	-	5,955
Total assets measured at fair value	$5,955	$33,942	$-	$39,897

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5.	Intangible Assets

In April 2009, the Company entered into an agreement with R-Tech Ueno, Ltd, or R-Tech, or the 2009 R-Tech Agreement, to license all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the United States and Canada. A supplemental new drug application for RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of IOP in patients with open-angle glaucoma or ocular hypertension was approved by the FDA in December 2012 and the Company began commercializing the product in February 2013.

Under the terms of the 2009 R-Tech Agreement, the Company has made an upfront and milestone  payments of $3.5 million and may be required to pay up to $5.0 million in additional milestone payments based on the achievement of specified development and commercialization goals. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000. The $3.4 million intangible asset is included in intangible assets, net in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013. The non-current prepaid inventory of $85,000 was written-off during the year ended December 31, 2013. The cost of the intangible asset is being amortized over the 10-year life of the 2009 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $85,000 for each of the three months ended March 31, 2014 and 2013. The annual amortization expense will be approximately $341,000 through April 2019. The unamortized amount included in intangible assets was $1.7 million and $1.8 million at March 31, 2014 and December 31, 2013, respectively

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 22, 2011, the Company entered into a license agreement with R-Tech for unoprostone isopropyl, or the 2011 R-Tech Agreement, expanding the Company’s development and commercialization rights as well as its territories beyond their previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company is now evaluating the opportunities to obtain an appropriate label in the E.U. and other European countries, and the timing of seeking reauthorization in those countries to commercialize unoprostone isopropyl.

Pursuant to the 2011 R-Tech Agreement, the Company has made payments to R-Tech of $6.0 million, which is reflected in intangible assets, net in the accompanying Condensed Consolidated Balance Sheets, and may be required to pay up to $100.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The Company will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the 2011 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $153,000 for each of the three months ended March 31, 2014 and 2013. The annual amortization expense will be approximately $613,000 through March 2021. The unamortized amount included in intangible assets was $4.3 million and $4.4 million at March 31, 2014 and December 31, 2013, respectively.

The Company reviews intangible assets for impairment when events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable. Impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. There have been no impairment charges recorded during the three months ended March 31, 2014 and 2013 since there have been no indicators of impairment during those periods. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur future impairment charges.

6.	Accrued Expenses

Accrued expenses consist of the following:

(In thousands)	March 31, 2014	December 31, 2013
Research and development costs	$2,146	$1,775
Employee compensation	1,380	2,531
Selling and marketing costs	252	584
Legal service fees	347	14
Other accrued expenses	1,879	778
Total	$6,004	$5,682

7.	Commitments

Operating Leases

The Company leases office space in the United States, Switzerland and Japan under operating leases through 2018. Total future minimum, non-cancelable lease payments under operating leases are as follows:

(In thousands of U.S. dollars)	March 31, 2014
2014	$1,077
2015	1,272
2016	1,303
2017	358
2018	217
Total minimum lease payments	$4,227

Rent expense for all operating leases was approximately $454,000 and $351,000 for the three months ended March 31, 2014 and 2013, respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organizations to oversee clinical research and development studies provided on an outsourced basis, and to assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs under these agreements as of March 31, 2014 were approximately $7.4 million.

Numab Commitment

In the event that Numab defaults under its loan with Zurcher Kantonalbank, the Company’s maximum contingent liability under the Numab Agreement (as defined in Note 10) is $2.5 million. As of March 31, 2014, the potential amount of payments in the event of Numab’s default was $2.3 million. At March 31, 2014 the Company had a recorded liability of $810,000 in collateral callable to meet a potential loan default by Numab.

8.	Related Party Transactions

R-Tech Ueno, Ltd.

The Company recorded the following expenses under all of its agreements with R-Tech, including the 2009 R-Tech Agreement, the 2011 R-Tech Agreement and various exclusive supply agreements with R-Tech:

	Three Months Ended March 31,
(In thousands)	2014	2013
Clinical supplies	$101	$194
Other research and development services	10	42
Commercial supplies	3,547	1,837
	$3,658	$2,073

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

(In thousands)	March 31, 2014	December 31, 2013
Deferred revenue, current	$164	$477
Deferred revenue, non-current	5,092	4,925
	$5,256	$5,402

The Company recognized approximately $164,000 and $163,000 of revenue relating to its agreements with R-Tech for the three months ended March 31, 2014 and 2013, respectively, which was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

NittoMedic has received a letter from the FDA dated April 23, 2014 stating that its investigation of the NittoMedic facility has been closed and an establishment inspection report has been issued. Also, FDA has advised us that its review of the sNDA is proceeding on schedule with a decision expected in the 2nd quarter of 2014.

Drs. Ryuji Ueno and Sachiko Kuno are married to each other and, directly or indirectly, own a majority of the stock of R-Tech. Drs. Ueno and Kuno are also controlling stockholders of the Company. Dr. Ueno was the Company’s Chief Executive Officer and Chairman of the Board and member through March 3, 2014, and was our Chief Scientific Officer through March 18, 2014.  On March 18, 2014, Dr. Ueno resigned from the Company and terminated the consulting agreement as previously announced on February 12, 2014.

9.	Notes Payable

In November 2010, the Company entered into a secured term loan agreement with the Tokyo-Mitsubishi Bank for ¥1,000,000,000, approximating $11.6 million as of the closing date. The loan renews every November. The interest rate at March 31, 2014 was 1.22%. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $9.7 million and $9.5 million as of March 31, 2014 and December 31, 2013, respectively. A deposit of $14.9 million with the Tokyo-Mitsubishi Bank collateralizing the loan bears annual interest of 0.25%.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2013, the Company entered into a secured term loan agreement with the Mizuho Bank for ¥1,000,000,000, approximating $10.6 million as of the closing date. The interest rate at March 31, 2014 was 0.46%. The loan renews every March. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $9.7 million and $9.5 million as of March 31, 2014 and December 31, 2013, respectively. A deposit of $11.0 million with the Mizuho Bank collateralizing the loan bears annual interest of 0.30%.

In connection with the SAG acquisition in 2010, the Company issued a subordinated unsecured promissory note to each of the Ueno Trust and Kuno Trust. The interest rate beginning December 1, 2013 is 4.3%.

Due to changes in LIBOR rates, the Company has estimated the fair value of the notes payable as shown in the table below.

Notes payable at their fair value and carrying value consist of the following:

	Fair Value		Carrying Value
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2014	2013	2014	2013
Loan agreements	$19,455	$19,008	$19,455	$19,008
Promissory notes, Sellers of SAG	34,889	34,889	33,712	33,712
	$54,344	$53,897	$53,167	$52,720

Notes payable, current			$27,348	$26,892
Notes payable, non-current			25,819	25,828
			$53,167	$52,720

The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 above, and is classified as a Level 2 security.

10.	Collaboration and License Agreements

Abbott Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreements for the three months ended March 31, 2014:

(In thousands)	Amount Deferred at December 31, 2013	Cash Received for the Three Months Ended March 31, 2014	Revenue Recognized for the Three Months Ended March 31, 2014	Change in Accounts Receivable for the Three Months Ended March 31, 2014	Foreign Currency Effects for the Three Months Ended March 31, 2014	Amount Deferred at March 31, 2014
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$555	$-	$10	$-	$13	$558

Product sales revenue:	$-	$5,933	$6,077	$196	$(52)	$-

Takeda agreements

The Company has received a total of $150.0 million in upfront and development milestone payments through under the Takeda Agreement. Upon achievement of future development and commercialization milestones, the Company is potentially entitled to receive additional development milestone and commercialization milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the three months ended March 31, 2014:

(In thousands)	Amount Deferred at December 31, 2013	Cash Received for the Three Months Ended March 31, 2014	Revenue Recognized for the Three Months Ended March 31, 2014	Change in Accounts Receivable for the Three Months Ended March 31, 2014*	Foreign Currency Effects for the Three Months Ended March 31, 2014	Amount Deferred at March 31, 2014
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$1,029	$-	$37	$-	$-	$992

Research and development revenue:
Up-front payment - remainder	$-	$-	$-	$-	$-	$-
Development milestones	-	-	-	-	-	-
Reimbursement of research and development expenses	419	2,240	1,784	763	-	1,638
Total	$419	$2,240	$1,784	$763	$-	$1,638

Product royalty revenue	$-	$14,829	$13,501	$(1,328)	$-	-

Co-promotion revenue	$-	$-	$362	$362	$-	-

*      Includes billed and unbilled accounts receivable.

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or the Numab Agreement, with Numab. Until September 2013, Numab was considered a related party as a result of an ownership interest in Numab by one of the Company’s former executive officers, who resigned in September 2013. Under the terms of the Numab Agreement, the Company would provide Numab with up to CHF 5.0 million as collateral and would serve as guarantor for a loan to Numab from a third party, Zurcher Kantonalbank. Following the payment of the first success fee during the first quarter of 2013, the collateral amount was reduced to CHF 2.2 million, or approximately $2.5 million as of March 31, 2014.

As of March 31, 2014, the collateral of CHF 2.2 million has been deposited by the Company, and Numab has utilized CHF 2.0 million of its loan facility, or approximately $2.3 million. During 2012, the Company considered it probable that the success criteria for the first target would be met and made full provision for the success fee. This fee was paid during the first quarter of 2013. In the first quarter of 2013, the Company decided to no longer pursue further development of the target. In October 2013, Numab and the Company entered into a termination arrangement which may result in continued development by Numab. After successful development by Numab and an agreement with a third party investor, Numab and the Company will enter into a license agreement on commercially reasonable terms. At March 31, 2014 and December 31, 2013, the Company had a recorded liability of $810,000 and $663,000, respectively, in collateral callable to meet a potential loan default by Numab.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Stock Option Plans

A summary of the employee stock option activity for the three months ended March 31, 2014 under the Company’s Amended and Restated 2001 Stock Incentive Plan, or the 2001 Stock Incentive Plan, is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	146,200	$10.00
Options outstanding, March 31, 2014	146,200	10.00	2.09	$-
Options exercisable, March 31, 2014	146,200	10.00	2.09	$-

A summary of the employee stock option activity for the three months ended March 31, 2014 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	2,513,063	$5.03
Options granted	600,000	8.49
Options exercised	(162,640)	4.43
Options forfeited	(90,000)	4.42
Options expired	(1,716)	4.42
Options outstanding, March 31, 2014	2,858,707	5.81	7.54	$5,395,261
Options exercisable, March 31, 2014	1,045,999	5.63	6.35	$2,283,506

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 and the year ended December 31, 2013 was $8.49 and $7.36, respectively. As of March 31, 2014, approximately $740,000 of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 1.61 years.

A summary of the non-employee stock option activity for the three months ended March 31, 2014 under the Company’s 2001 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	410,000	$5.85
Options exercised	(67,500)	5.85
Options outstanding, March 31, 2014	342,500	5.85	1.08	$445,250
Options exercisable, March 31, 2014	342,500	5.85	1.08	$445,250

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, the Company received $5,386 and $4,871 upon the employees’ purchase of 793 and 784 shares of class A common stock during the three months ended March 31, 2014 and 2013, respectively.

12.	Income Taxes

For the three months ended March 31, 2014 and 2013, the Company recorded tax provisions of $1.3 million and $1.1 million, respectively. The tax provision for the three months ended March 31, 2014 primarily pertained to pre-tax profits generated by the Company’s U.S subsidiary and the Company’s U.S. and Japanese subsidiaries for the three months ended March 31, 2013.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Uncertain Tax Positions

The Company had an outstanding non-current income tax liability of approximately $1.1 million, including interest, for uncertain tax positions as of March 31, 2014. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements. As of March 31, 2014, $1.1 million is reflected as other liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of March 31, 2014 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the three months ended March 31, 2014, the liability for income taxes has increased approximately $373,000. This increase in the liability is primarily related to the filing positions taken in various jurisdictions related to income tax nexus.

13.	Segment Reporting

The following is a summary of financial information of the Company’s reportable geographic segments:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended March 31, 2014
Research and development revenue	$1,784	$-	$-	$1,784
Product royalty revenue	13,501	-	-	13,501
Product sales revenue	158	56	6,098	6,312
Co-promotion revenue	362	-	-	362
Contract and collaboration revenue	142	50	10	202
Total revenues	15,947	106	6,108	22,161
Cost of goods sold	150	25	3,342	3,517
Research and development expenses	2,589	1,412	1,134	5,135
Depreciation and amortization	188	166	7	361
Other operating expenses	7,841	2,234	468	10,543
Income (loss) from operations	5,179	(3,731)	1,157	2,605
Interest income	21	3	33	57
Interest expense	(359)	-	(41)	(400)
Other non-operating expense, net	(3)	48	(368)	(323)
Income (loss) before income taxes	$4,838	$(3,680)	$781	$1,939
Capital expenditures	$41	$-	$-	$41

Three Months Ended March 31, 2013
Research and development revenue	$2,800	$-	$-	$2,800
Product royalty revenue	11,677	-	-	11,677
Product sales revenue	1	8	2,208	2,217
Co-promotion revenue	61	-	-	61
Contract and collaboration revenue	141	12	11	164
Total revenues	14,680	20	2,219	16,919
Cost of goods sold	23	5	1,254	1,282
Research and development expenses	1,282	2,671	1,676	5,629
Depreciation and amortization	122	250	9	381
Other operating expenses	10,317	598	1,320	12,235
Income (loss) from operations	2,936	(3,504)	(2,040)	(2,608)
Interest income	15	4	-	19
Interest expense	-	(460)	(35)	(495)
Other non-operating expense, net	(16)	(192)	1,289	1,081
Income (loss) before income taxes	$2,935	$(4,152)	$(786)	$(2,003)
Capital expenditures	$14	$103	$3	$120

As of March 31, 2014
Property and equipment, net	$805	$105	$174	$1,084
Identifiable assets, net of intercompany loans and investments	$110,787	$17,035	$16,423	$144,245

As of December 31, 2013
Property and equipment, net	$869	$112	$175	$1,156
Identifiable assets, net of intercompany loans and investments	$95,350	$23,843	$17,780	$136,973

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc., or the Company, we, us” or our, and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 12, 2014. You should also read the following discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Overview

We are a global biopharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs based on ion channel activators known as prostones. We have pioneered the field of prostones. Prostones are naturally occurring fatty acid metabolites. Originally thought to be biologically inactive, prostones have emerged as a promising compound class with physiological activities that can be targeted for the treatment of unmet or underserved medical needs.

We are focused on developing and/or commercializing prostone-based drugs to treat gastrointestinal, ophthalmic, neurologic, and oncology-based inflammatory disorders, and we are also considering other potential therapeutic applications of our drug technologies.

We currently generate revenue mainly from product royalties, development milestone payments, clinical development activities and product sales. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals and additional indications for AMITIZA® (lubiprostone), RESCULA® (unoprostone isopropyl) and other prostone compounds, commercialize our approved products (as discussed below) on a global basis and protect our intellectual property.

Our operations are conducted through subsidiaries based in the United States, Japan, Switzerland, the United Kingdom and Luxembourg. Our reportable geographic segments are the Americas, Asia and Europe and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the growth of these subsidiaries. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

Drs. Ryuji Ueno and Sachiko Kuno have direct or indirect interests in our controlling stockholder, S&R Technology Holding, LLC, and are married to each other. Drs. Ueno and Kuno, together, directly or indirectly, own a majority of the stock of R-Tech Ueno, Ltd, or R-Tech, a pharmaceutical research, development and manufacturing company in Japan. R-Tech is responsible for the manufacture and supply of all of our drug products for commercial use and clinical development.

Product Pipeline

The table below summarizes the development status of lubiprostone, unoprostone isopropyl and several other prostone-based product candidates. We currently hold all of the commercialization rights to the prostone compounds in our product pipeline, other than for commercialization of AMITIZA in the United States, Canada and Japan, which is covered by our collaboration and license agreements with Takeda Pharmaceutical Company Limited, or Takeda, and Abbott Japan Co. Ltd., or Abbott, and other than for RESCULA in Japan, Korea, Taiwan and the People’s Republic of China, or the R-Tech Territory. Commercialization of each product candidate may be implemented after successful completion of clinical studies and approval from appropriate governmental agencies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	_____

		Marketed in the U.K. Initiated mutual recognition process (MRP) for approval in other E.U. countries.	Consider seeking approval for AMITIZA in other E.U. countries following the MRP

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed in the U.S. MAA submitted in Switzerland.	Discuss with MHRA regulatory options for obtaining OIC approval in the U.K. Awaiting response from Swissmedic on MAA.

	Chronic constipation	Marketed in Japan	_____

	Reformulation for lubiprostone	Phase 3 trial results available	Undertake additional formulation optimization work

	Pediatric functional constipation	Pivotal phase 3 initiated	Complete phase 3 program and file sNDA

Unoprostone Isopropyl (RESCULA ®)	Primary open angle glaucoma and ocular hypertension	Marketed in the U.S.	_____

	Glaucoma and ocular hypertension	_____	Updated label and reauthorization in the E.U. and Switzerland

	Retinitis pigmentosa	In phase 3 by development partner R-Tech Ueno. Orphan drug status obtained in the U.S. and E.U.	Meet with the U.S. and European regulators prior to the interim results of Japanese trial

IV Ion Channel Activator	Lumbar spinal stenosis	Phase 2a completed	Initiate additional phase 2a trial

PO Ion Channel Activator	Lumbar spinal stenosis	Phase 1a initiated	Complete phase 1b trial

Cobiprostone	Oral mucositis	Phase 1b completed	Initiate phase 2a trial

AMITIZA (lubiprostone)

United States

In the United States, we began co-promoting AMITIZA for opioid-induced constipation, or OIC, in adults with chronic, non-cancer pain in the first quarter of 2014.

Japan

In Japan, the two-week limitation on prescriptions, generally applied to all new approvals of products for the first year after NIH reimbursement price approval, was removed in December 2013. AMITIZA is Japan’s only prescription medicine for chronic constipation.

Europe

In Switzerland, we announced in February 2014 that the Bundesamt fur Gesundheit revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Specialitätenliste to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period. We filed for the OIC indication in Switzerland and anticipate a decision in the first half of 2014.

In the United Kingdom, the submission for the National Institute for Health and Care Excellence endorsement for chronic idiopathic constipation, or CIC, was completed in the first quarter of 2014.We filed for the OIC indication in the United Kingdom and in March 2014, we received notification from Medicines and Healthcare Products Regulatory Agency, or MHRA, that the application was not approved. We are exploring all available options for a path forward for OIC. We are considering seeking approval for AMITIZA for the CIC indication in other European Union countries following the Mutual Recognition Procedure.

Other Global Markets

We and Takeda are currently exploring the commercialization of AMITIZA in Canada and we have met with Health Canada to discuss the best ways to proceed with AMITIZA registration in this market in the near future.

We continue to explore options to develop and commercialize lubiprostone in other geographic regions, including Latin America, Russia, the Middle East, the People’s Republic of China and other Asian countries.

RESCULA (unoprostone isopropyl)

Under our 2009 and 2011 agreements with R-Tech, we hold the exclusive rights to commercialize and develop unoprostone isopropyl worldwide except for the R-Tech Territory for its approved indication and all new ophthalmic indications developed by us. We are also evaluating the opportunities in the European Union and other European countries to commercialize unoprostone isopropyl there. We also seek to develop new formulations and we may consider using third party proprietary drug delivery technologies. We are exploring research programs with those third parties.

In the United States, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower intraocular pressure, or IOP, according to the approved product labeling. RESCULA is a big potassium channel activator and has a different mechanism of action than other IOP lowering agents on the market.

Our Other Clinical Development Programs

Lubiprostone

Liquid Formulation and Reformulation

The new drug application for the liquid formulation of lubiprostone will not be filed in the second half of 2014 as the U.S. Food and Drug Administration will require additional data to characterize pharmacokinetics of the new formulation and a pharmacodynamics, pharmacokinetics, and tolerability study of the reformulation showed directional improvement, but not statistical significance, in spontaneous bowel movement frequency. Based on the findings, Takeda has agreed to fund 100% of the costs for the additional reformulation work for lubiprostone.

Pediatric Functional Constipation

In March 2014, our first patient enrolled into a follow-on, open-label safety extension study of a global phase 3 clinical trial of lubiprostone in patients 6 to 17 years of age for pediatric functional constipation. This is the first of two open-label extension studies. One of the pediatric trials may use the liquid formulation.

Intravenous and Oral Ion Channel Activators

Lumbar Spinal Stenosis

Two ion channel activators, in both the intravenous, or IV, and oral, or PO, forms, are in clinical development for the treatment of lumbar spinal stenosis, or LSS. We initiated a phase 1b study to evaluate the safety and pharmacokinetic of an of the orally administered ion channel activator. This compound is in clinical development for LSS. This trial is expected to conclude in the third quarter of 2014. We plan to conduct an additional phase 2a study in the second half of 2014 to evaluate the clinical effectiveness of the intravenous ion channel activator with LSS.

Cobiprostone

Oral Spray for Oral Mucositis

Cobiprostone is in development for the target indication of prevention and/or treatment of oral mucositis. In the first quarter of 2014, we completed our phase 1b trial that evaluated the safety and pharmacokinetics of an oral spray formulation of cobiprostone. The results of the phase 1b trial showed that cobiprostone was well-tolerated overall and revealed low systematic exposure. The next phase of clinical development, a phase 2a trial, is expected to begin in the second half of 2014.

Results of Operations

Revenues

The following table summarizes our revenues:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Research and development revenue	$1,784	$2,800
Product royalty revenue	13,501	11,677
Product sales revenue	6,312	2,217
Co-promotion revenue	362	61
Contract and collaboration revenue	202	164
Total	$22,161	$16,919

Total revenues were $22.2 million for the three months ended March 31, 2014 compared to $16.9 million for the three months ended March 31, 2013, an increase of $5.2 million or 31.0%.

Research and development revenue

Research and development revenue was $1.8 million for the three months ended March 31, 2014 compared to $2.8 million for the three months ended March 31, 2013, a decrease of $1.0 million or 36.3%. The decrease is attributable to higher liquid formulation, pediatric and OIC supplemental new drug application reimbursements in 2013.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States, as reported to us by our partner, Takeda. Product royalty revenue was $13.5 million for the three months ended March 31, 2014 compared to $11.7 million for the three months ended March 31, 2013, an increase of $1.8 million or 15.6%. The increase was primarily due to higher Takeda reported AMITIZA net sales which were primarily driven by higher prices.

Product sales revenue

Product sales revenue represents drug product net sales of AMITIZA in Japan and Switzerland, and drug product net sales of RESCULA in the United States. Product sales revenue was $6.3 million for the three months ended March 31, 2014 compared to $2.2 million for the three months ended March 31, 2013, an increase of $4.1 million or 184.7%. The increase was primarily due to the growth of product sales of AMITIZA in Japan.

Co-promotion revenue

Co-promotion revenue represents reimbursements by Takeda of a portion of our co-promotion costs for our specialty sales force. Co-promotion revenue was $362,000 for the three months ended March 31, 2014 compared to $61,000 for the three months ended March 31, 2013, an increase of $301,000 or 493.4%. The increase resulted primarily from our specialty sales force shifting back to co-promoting AMITIZA in the first quarter of 2014, after having shifted away from co-promoting AMITIZA in 2013.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Direct costs:
Lubiprostone	$2,434	$2,061
Cobiprostone	577	285
Ion channel activators	123	733
Unoprostone isoproypl	275	436
3608	406	554
Other	469	693
Total	4,284	4,762

Indirect costs	851	867
Total	$5,135	$5,629

Total research and development expenses for the three months ended March 31, 2014 were $5.1 million compared to $5.6 million for the three months ended March 31, 2013, a decrease of $494,000 or 8.8%. The decrease was primarily due to lower costs associated with our Numab collaboration, liquid formulation and LSS.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Salaries, benefits and related costs	$1,892	$2,144
Legal, consulting and other professional expenses	3,392	2,046
Stock option expense	173	250
Pharmacovigilance	321	1,065
Other expenses	1,479	1,722
Total	$7,257	$7,227

General and administrative expenses were $7.3 million for the three months ended March 31, 2014, compared to $7.2 million for the three months ended March 31, 2013, an increase of $30,000, or .4%. While total general and administrative expenses were relatively unchanged, we did incur a significant increase in legal fees prosecuting a patent infringement lawsuit filed by us in February 2013, but this increase was offset by reduced pharmacovigilance and other general and administrative expenses.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Salaries, benefits and related costs	$325	$1,949
Consulting and other professional expenses	1,018	901
Stock option expense	16	57
Samples expense	42	770
Other expenses	2,246	1,712
Total	$3,647	$5,389

Selling and marketing expenses were $3.6 million for the three months ended March 31, 2014, compared to $5.4 million for the three months ended March 31, 2013, a decrease of $1.7 million or 32.3%. The decrease was primarily the result of our decision in the fourth quarter of 2013 to replace our in-house sales force with a lower cost contract sales force that will detail pain specialists for AMITIZA and RESCULA launch costs in first quarter 2013, partially offset by increased commercialization costs in Europe for AMITIZA.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Interest income	$57	$19
Interest expense	(400)	(495)
Other income (expense), net	(323)	1,081
Total	$(666)	$605

Interest income was $57,000 for the three months ended March 31, 2014, compared to $19,000 for the three months ended March 31, 2013, an increase of $38,000, or 200.0%.

Interest expense was $400,000 for the three months ended March 31, 2014, compared to $495,000 for the three months ended March 31, 2013, a decrease of $95,000, or 19.2%.

Other expense was $323,000 for the three months ended March 31, 2014, compared to other income of $1.1 million for the three months ended March 31, 2013, a decrease of $1.4 million, or 129.9%. The majority of the decrease related to the change from unrealized and non-cash foreign exchange gains in the prior year period to unrealized and non-cash foreign exchange losses in the current year period.

Income Taxes

We recorded income tax provisions of $1.3 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. The tax provisions for the three months ended March 31, 2014 and 2013 primarily related to pre-tax income generated by our United States subsidiary.

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

Our Americas segment recorded income before taxes of $4.8 million for the three months ended March 31, 2014 compared to income before taxes of $2.9 million for the three months ended March 31, 2013, an increase of $1.9 million or 64.8%.

Our Europe segment recorded a loss before taxes of $3.7 million for the three months ended March 31, 2014 compared to loss before taxes of $4.2 million for the three months ended March 31, 2013, a decrease of $472,000 or 11.4%.

Our Asia segment recorded income before taxes of $781,000 for the three months ended March 31, 2014 compared to a loss before taxes of $786,000 for the three months ended March 31, 2013, an increase of $1.6 million or 199.4%.

The following table summarizes the financial results and the identifiable assets of our reportable geographic segments:

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended March 31, 2014
Total revenues	$15,947	$106	$6,108	$22,161
Income (loss) before taxes	4,838	(3,680)	781	1,939

Three Months Ended March 31, 2013
Total revenues	$14,680	$20	$2,219	$16,919
Income (loss) before taxes	2,935	(4,152)	(786)	(2,003)

Identifiable assets
As of March 31, 2014	110,787	17,035	16,423	144,245
As of December 31, 2013	95,350	23,843	17,780	136,973

Financial Condition, Liquidity and Capital Resources

Financial Condition

Sources of Liquidity

We finance our operations principally with cash generated from revenues, cash and cash equivalents on hand, and to a lesser extent, cash generated from the issuance and sale of our class A common stock through “at-the-market” equity offerings or through the exercise of employee stock options. Revenues generated from operations principally consist of a combination of upfront payments, milestone and royalty payments, product sales, and research and development expense reimbursements received from Takeda, Abbott and other parties.

Our cash, cash equivalents, restricted cash and investments consist of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(In thousands)	2014	2013
Cash and cash equivalents	$56,142	$44,102
Restricted cash, current	26,115	26,115
Restricted cash, non-current	2,481	2,471
Investments, current	15,534	16,003
Investments, non-current	5,716	7,219
Total	$105,988	$95,910

Our cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of March 31, 2014 and December 31, 2013, our restricted cash consisted primarily of the collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., a loan agreement with The Mizuho Bank, Ltd., or the Mizuho Bank, Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of March 31, 2014, our current investments consisted of U.S. government securities, certificates of deposit, and corporate bonds that mature in one year or less.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash provided by (used in):
Operating activities	$3,561	$(4,576)
Investing activities	1,909	(8,020)
Financing activities	6,466	10,270
Effect of exchange rates	104	(1,053)
Net increase (decrease) in cash and cash equivalents	$12,040	$(3,379)

Three months ended March 31, 2014

Net cash provided by operating activities of $3.6 million for the three months ended March 31, 2014 was primarily driven by decreases in our receivables totaling $2.3 million, net income of $675,000 plus non-cash expenses totaling $598,000, and changes in other assets and liabilities, net of $1.2 million, partially offset by decreases in our payables and accrued expenses totaling $968,000.

Net cash provided by investing activities of $1.9 million for the three months ended March 31, 2014 was primarily the result of the sales and maturities of investments.

Net cash provided by financing activities of $6.5 million for the three months ended March 31, 2014 was realized through the issuance of Class A common stock through the “at-the-market” program and exercised options.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for three months ended March 31, 2014 was an increase of $104,000.

Three Months Ended March 31, 2013

Net cash used in operating activities was $4.6 million for the three months ended March 31, 2013. This reflected a net loss of $3.1 million as well as changes in other operating assets and liabilities.

Net cash used in investing activities was $8.0 million for the three months ended March 31, 2013. This primarily reflected an increase in restricted cash associated with collateral pledged to support loan agreements, partially offset by our proceeds from the sales and maturing of investments.

Net cash provided by financing activities was $10.3 million for the three months ended March 31, 2013. This primarily reflected proceeds from a loan agreement with the Mizuho Bank, partially offset by purchases under our stock repurchase program.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for three months ended March 31, 2013 was a decrease of $1.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

For the three months ended March 31, 2014, we sold 538,521 shares of our class A common stock through at-the-market offerings, and received gross proceeds of approximately $5.5 million before deducting issuance expenses.

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the on-going development program of AMITIZA in the United States;
•	the development of RESCULA in the United States;
•	development, regulatory and marketing efforts in Europe and Asia for lubiprostone;
•	development and regulatory activities for unoprostone isopropyl in the United States and Canada and other countries except Japan, Korea, Taiwan and The People’s Republic of China;
•	development, marketing and manufacturing activities at Sucampo AG;
•	activities to resolve our on-going legal matters;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	research and development activities for other prostone compounds, including cobiprostone, and other ion channel openers;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities including the purchase of inventory;
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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through at-the-market offerings, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At March 31, 2014, based upon our current business plan, we believe we have sufficient liquidity for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended March 31, 2014 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 12, 2014.

Foreign Exchange Rate Risk

We are subject to foreign exchange rate risk for revenues and expenses denominated in foreign currencies. Foreign exchange rate risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2014.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of March 31, 2014 and December 31, 2013, approximately 19.5% and 17.1%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2014. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the  Exchange Act , is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

On January 2, 2013, we received a first Notice Letter and on January 25, 2013, we received a second Notice Letter from Anchen and Par regarding their filing of an Abbreviated New Drug Application with the FDA to market a generic version of AMITIZA oral capsules, 8 mcg and 24 mcg. On February 8 2013, we announced that we, along with R-Tech and Takeda, filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Anchen and Par. The lawsuit claims infringement of seven patents that are listed in the FDA’s Orange Book and that are scheduled to expire between 2020 and 2027. The claim construction hearing or Markman hearing that was held at the end of March resulted in the District Court’s ruling adopting our claim construction of one term in two of the patents-in-suit, and the parties' agreed construction to two additional terms in three other patents-in-suit.  We have also substantially completed the written discovery phase and have begun the oral depositions phase of the litigation.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed by us with the SEC on March 12, 2014. There have not been any material changes from the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.
(b) Not applicable.
(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.
(b) None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) None.
(b) None.

Item 6. Exhibits

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

Sucampo Pharmaceuticals, Inc.

May 9, 2014	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	By:	/s/ CARY J. CLAIBORNE
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