Form 10-Q
period 2014-06-30
Sucampo Pharmaceuticals, Inc.
filed 2014-08-06
CIK 1365216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, there were 44,293,899 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands of U.S. dollars, except share data)

	June 30, 2014	December 31, 2013
ASSETS:

Current assets:
Cash and cash equivalents	$53,532	$44,102
Investments, current	14,017	16,003
Product royalties receivable	13,888	14,829
Unbilled accounts receivable	3	1
Accounts receivable, net	4,755	5,407
Prepaid and income taxes receivable	545	9
Deferred tax assets, current	1,988	2,028
Deferred charge, current	673	673
Restricted cash, current	26,129	26,115
Inventory	423	209
Prepaid expenses and other current assets	3,396	3,977
Total current assets	119,349	113,353

Investments, non-current	7,460	7,219
Property and equipment, net	979	1,156
Intangible assets, net	5,949	6,438
Deferred tax assets, non-current	1,275	1,212
Deferred charge, non-current	4,204	4,540
Restricted cash, non-current	2,471	2,471
Other assets	552	488
Total assets	$142,239	$136,877

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$5,623	$7,614
Accrued expenses	6,264	5,682
Deferred revenue, current	1,794	1,365
Income tax payable	35	701
Notes payable, current	27,790	26,892
Other current liabilities	1,013	358
Total current liabilities	42,519	42,612

Notes payable, non-current	21,741	25,828
Deferred revenue, non-current	5,824	6,169
Deferred tax liability, non-current	1,223	2,066
Other liabilities	1,559	1,233
Total liabilities	72,866	77,908

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2014 and December 31, 2013; 44,293,899 and 43,315,749 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	442	432
Class B common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	80,377	72,109
Accumulated other comprehensive income	15,361	15,601
Treasury stock, at cost; 524,792 and 524,792 shares	(2,313)	(2,313)
Accumulated deficit	(24,494)	(26,860)
Total stockholders' equity	69,373	58,969
Total liabilities and stockholders' equity	$142,239	$136,877

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Research and development revenue	$1,700	$11,461	$3,484	$14,261
Product royalty revenue	13,888	12,000	27,389	23,677
Product sales revenue	7,543	3,399	13,855	5,616
Co-promotion revenue	723	-	1,085	61
Contract and collaboration revenue	215	163	417	327
Total revenues	24,069	27,023	46,230	43,942

Costs and expenses:
Costs of goods sold	3,796	1,908	7,189	3,190
Research and development	4,252	4,425	9,387	10,054
General and administrative	8,197	5,968	15,454	13,195
Selling and marketing	4,013	4,553	7,660	9,942
Total costs and expenses	20,258	16,854	39,690	36,381

Income from operations	3,811	10,169	6,540	7,561
Non-operating income (expense):
Interest income	23	23	80	42
Interest expense	(392)	(493)	(792)	(988)
Other income (expense), net	(53)	870	(376)	2,020
Total non-operating income (expense), net	(422)	400	(1,088)	1,074

Income before income taxes	3,389	10,569	5,452	8,635
Income tax provision	(1,779)	(4,324)	(3,086)	(5,466)
Net income	$1,610	$6,245	$2,366	$3,169

Net income per share:
Basic	$0.04	$0.15	$0.05	$0.08
Diluted	$0.04	$0.15	$0.05	$0.07
Weighted average common shares outstanding:
Basic	43,640	41,604	43,521	41,533
Diluted	43,640	42,868	43,609	42,597

Comprehensive income:
Net income	$1,610	$6,245	$2,366	$3,169
Other comprehensive income (loss):
Unrealized loss on investments, net of tax effect	(3)	(19)	5	(34)
Foreign currency translation	(126)	(186)	(245)	(134)
Comprehensive income	$1,481	$6,040	$2,126	$3,001

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands of U.S. dollars, except share data)

				Accumulated			Retained
	Class A Common Stock		Additional Paid-In	Other Comprehensive	Treasury Stock		Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2013	43,315,749	$432	$72,109	$15,601	524,792	$(2,313)	$(26,860)	$58,969
Employee stock option expense	-	-	832	-	-	-	-	832
Stock issued under exercise of stock options	437,640	4	2,021	-	-	-	-	2,025
Stock issued under employee stock purchase plan	1,989	-	13	-	-	-	-	13
Stock issued under "at-the-market" offering	538,521	6	5,321	-	-	-	-	5,327
Foreign currency translation	-	-	-	(245)	-	-	-	(245)
Unrealized loss on investments, net of tax effect	-	-	-	5	-	-	-	5
Windfall tax benefit from stock-based compensation	-	-	81	-	-	-	-	81
Net income	-	-	-	-	-	-	2,366	2,366
Balance at June 30, 2014	44,293,899	$442	$80,377	$15,361	524,792	$(2,313)	$(24,494)	$69,373

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,366	$3,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	721	753
Deferred tax provision	(792)	(988)
Deferred charge	336	336
Stock-based compensation	832	1,012
Amortization of premiums on investments	50	53
Unrealized currency translations	320	(702)
Changes in operating assets and liabilities:
Accounts receivable	652	(2,256)
Unbilled accounts receivable	(2)	732
Product royalties receivable	941	2,175
Inventory	(211)	(4,832)
Prepaid and income taxes receivable and payable, net	(1,209)	4,797
Accounts payable	(2,006)	294
Accrued expenses	548	(3,993)
Deferred revenue	(1)	(2,777)
Accrued interest payable	(21)	(22)
Other assets and liabilities, net	1,571	(2,355)
Net cash provided by (used in) operating activities	4,095	(4,604)
Cash flows from investing activities:
Purchases of investments	(4,515)	(2,399)
Proceeds from the sales of investments	1,700	-
Maturities of investments	4,500	5,060
Purchases of property and equipment	(49)	(140)
Changes in restricted cash	-	(9,561)
Net cash provided by (used in) investing activities	1,636	(7,040)
Cash flows from financing activities:
Proceeds from notes payable	-	10,600
Repayment of notes payable	(3,906)	(3,725)
Proceeds from exercise of stock options	2,025	1,539
Proceeds from employee stock purchase plan	13	11
Proceeds from "at-the-market" stock issuance	5,327	-
Purchase of treasury stock	-	(336)
Windfall benefit from stock-based compensation	81	318
Net cash provided by financing activities	3,540	8,407
Effect of exchange rates on cash and cash equivalents	159	(1,497)
Net increase (decrease) in cash and cash equivalents	9,430	(4,734)
Cash and cash equivalents at beginning of period	44,102	52,022
Cash and cash equivalents at end of period	$53,532	$47,288

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., or the Company, is a global biopharmaceutical company focused on innovative research; discovery, development and commercialization of proprietary drugs to treat gastrointestinal, ophthalmic, neurologic, and oncology-based inflammatory disorders; and is also considering other potential therapeutic applications of the Company’s drug technologies.

The Company currently generates revenue mainly from product royalties, development milestone payments, product sales and clinical development activities. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities, seeks regulatory approvals and additional indications for approved products and other compounds, and seeks partnering opportunities for the approved products and compounds on a global basis.

In the United States, AMITIZA® (lubiprostone) is marketed for three gastrointestinal indications under the October 2004 collaboration and license agreement, or the Takeda Agreement, with Takeda Pharmaceutical Company Limited, or Takeda. These indications are chronic idiopathic constipation, or CIC, in adults, irritable bowel syndrome with constipation, or IBS-C, in adult women, and opioid-induced constipation, or OIC, in adults. Takeda also holds marketing rights to AMITIZA in Canada and has taken steps to file for regulatory approval in Canada. The Company is primarily responsible for clinical development activities under the Takeda Agreement, while Takeda is primarily responsible for the commercialization of AMITIZA in the United States and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the United States for the treatment of CIC, IBS-C, and OIC in April 2006, May 2008 and May 2013, respectively.

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

In Switzerland, the Company is commercializing AMITIZA for CIC. The Company announced in February 2014 that the Bundesamt fur Gesundheit revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Specialitätenliste to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period. In July 2014, the Company announced that Swissmedic, the Swiss Agency for Therapeutic Products, approved AMIITZA for the treatment of OIC in chronic, non-cancer adult patients.

In the United Kingdom, the Company is commercializing AMITIZA for CIC. In July 2014, the Company announced that the National Institute for Health and Care Excellence had published the technology appraisal guidance recommending of the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed previous treatments with laxatives. The Company filed for the OIC indication in the United Kingdom and in March 2014, the Company received notification from Medicines and Healthcare Products Regulatory Agency, or MHRA, that the application was not approved. The Company is in continued discussion with MHRA exploring all available options. The Company will be seeking approval for AMITIZA for the CIC indication in other European Union countries following the Mutual Recognition Procedure.

The Company holds license agreements for RESCULA® (unoprostone isopropyl ophthalmic solution) 0.15% in the United States and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company is commercializing RESCULA for the lowering of intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension. According to the U.S. approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower intraocular pressure. RESCULA is a BK channel activator, which is different from other available IOP lowering agents.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company’s other clinical development programs include the following:

Lubiprostone Reformulation for Pediatric Functional Constipation

As announced previously, Takeda has agreed to fund 100% of the costs for additional reformulation work for lubiprostone. Feasibility testing for this work is ongoing and is expected to be completed in the fourth quarter of 2014.  If successful, the reformulation will enable future studies of lubiprostone in adults and younger children who may not be able to swallow the current soft gelatin capsule formulation. Currently, two of the four planned phase 3 studies for the pediatric functional constipation development program are ongoing, both of which are testing the current soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age: a 12-week, randomized, placebo-controlled trial that initiated in December 2013 and a follow-on, long-term safety extension study that initiated in March 2014.

Intravenous and Oral Ion Channel Activators for Lumbar Spinal Stenosis

Two ion channel activators, in both the intravenous, or IV, and oral forms, are in clinical development for the treatment of lumbar spinal stenosis, or LSS. Positive top-line results from a phase 1b trial evaluating the safety and pharmacokinetics of the orally administered ion channel activator demonstrated the compound to be generally well-tolerated. This trial is expected to conclude in the third quarter of 2014. The Company plans to conduct an additional phase 2a trial in the second half of 2014 to evaluate the clinical effectiveness of the IV ion channel activator with LSS.

Cobiprostone as an Oral Spray for Oral Mucositis

The Company completed a phase 1b clinical trial for the target indication of prevention and/or treatment of oral mucositis. The results of the phase 1b trial showed that cobiprostone was well-tolerated and revealed low systemic exposure. The next phase of clinical development, a phase 2a trial, is expected to begin in the second half of 2014.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 12, 2014. The financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and June 30, 2013 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo AG, or SAG, based in Zug, Switzerland, through which the Company conducts certain of its worldwide and European operations; Sucampo Pharma, Ltd., based in Tokyo and Osaka, Japan, through which the Company conducts its Asian operations; Sucampo Pharma Americas LLC, based in Bethesda, Maryland, through which the Company conducts its North and South American operations; and Sucampo Pharma Europe, Ltd., based in Oxford, United Kingdom. The Company liquidated Ambrent Investments S.à r.l., based in Luxembourg, at the end of 2013. All significant inter-company balances and transactions have been eliminated.

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

Revisions to Previously Issued Financial Statements

The Company has revised the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 to correct errors in the presentation of gross profit, other income and income taxes.  As a result of this revision, gross profit will be removed as a sub-total and costs of goods sold will be disclosed as an operating cost under the heading “Costs and expenses”.  Gross profit was presented on the Condensed Consolidated Statements of Operations and Comprehensive Income beginning in the period ended December 31, 2012 and for periods ended March 31, June 30 and September 30, 2013.

In addition, the Company has revised the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and the Condensed Consolidated Balance Sheet as of December 31, 2013 to correct errors in the recognition of indirect taxes at its Swiss subsidiary. The errors affect the years ended December 31, 2012 and 2013 and the periods ended March 31, 2013, June 30, 2013, September 30, 2013 and March 31, 2014. During those periods, the Company overstated its indirect tax liability and understated net income.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company has also revised the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 to correct errors in the classification of foreign exchange gains and losses in net cash used in operating activities, investing activities and the effect of exchange rates on cash and cash equivalents and the change in net income. The errors in classification affect the year ended December 31, 2013 and the periods ended September 30, 2013, June 30, 2013 and March 31, 2013. These errors have no effect on the balances of cash and cash equivalents.

The revisions were determined to not be material, individually or in the aggregate, to any previously issued financial statements. Accordingly, the Company will revise previously reported interim and annual periods in future filings. The following revisions have been made to the previously reported June 30, 2013 balances:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Presentation as of three months ended June 30, 2013
(In thousands, except per share data)	As Previously Reported	Revision Adjustment	As Revised
Gross profit	$25,115	$(25,115)	$-
Total costs and expenses	(14,946)	(1,908)	(16,854)
Other income (expense), net	744	126	870
Total non-operating income (expense), net	274	126	400
Income (loss) before income taxes	10,443	126	10,569
Net income	6,119	126	6,245
Net income per share: Diluted	0.14	0.01	0.15
Comprehensive income	5,914	126	6,040

	Presentation as of six months ended June 30, 2013
(In thousands, except per share data)	As Previously Reported	Revision Adjustment	As Revised
Gross profit	$40,752	$(40,752)	$-
Total costs and expenses	(33,191)	(3,190)	(36,381)
Other income (expense), net	1,825	195	2,020
Total non-operating income (expense), net	879	195	1,074
Income (loss) before income taxes	8,440	195	8,635
Net income	2,974	195	3,169
Net income per share: Basic	0.07	0.01	0.08
Comprehensive income	2,806	195	3,001

Net cash provided by (used in) operating activities	(5,902)	1,298	(4,604)
Net cash provided by (used in) investing activities	(7,506)	466	(7,040)
Effect of exchange rates on cash and cash equivalents	267	(1,764)	(1,497)

	Presentation as of December 31, 2013
(In thousands)	As Previously Reported	Revision Adjustment	As Revised
Other assets	$584	$(96)	$488
Total assets	136,973	(96)	136,877
Other liabilities	2,150	(917)	1,233
Total liabilities	78,825	(917)	77,908
Accumulated deficit	(27,681)	821	(26,860)
Total stockholders' equity	58,148	821	58,969

2.      Summary of Significant Accounting Policies

Restricted Cash

Restricted cash primarily represents collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., or the Tokyo-Mitsubishi Bank; a loan agreement with The Mizuho Bank, Ltd., or the Mizuho Bank; a loan agreement between Numab AG, or Numab, and Zurcher Kantonalbank, under which the Company serves as guarantor; and operating leases with certain financial institutions. Restricted cash totaled approximately $28.6 million at both June 30, 2014 and December 31, 2013.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of June 30, 2014 and December 31, 2013, approximately $21.7 million, or 20.9%, and $16.4 million, or 17.1%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the United States government or United States government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 68.1% and 87.3% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively, and 69.6% and 87.1% for the six months ended June 30, 2014 and 2013, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 80.8% and 88.2% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at June 30, 2014 and December 31, 2013, respectively.

Revenues from another unrelated party, Abbott, accounted for 30.0% and 12.1% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively, and 28.8% and 12.5% for the six months ended June 30, 2014 and 2013, respectively.

The Company depends significantly upon its collaborations with Takeda and Abbott, and its revenues may be adversely impacted if these relationships are disrupted.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses. The carrying amounts of the notes payable at June 30, 2014 and December 31, 2013 were less than the estimated fair values (see Note 9 below).

Accounts Receivable and Unbilled Accounts Receivable

The Company’s allowance for doubtful accounts related to certain disputed Takeda invoices totaled approximately $653,000 and $440,000 as of June 30, 2014 and December 31, 2013, respectively.

3.      Net Income per Share

Basic net income per share is computed by dividing net income by the sum of the weighted average class A common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding. Diluted net loss per share, when applicable, is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The computation of net income per share for the three and six months ended June 30, 2014 and 2013 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Basic net income per share:
Net income	$1,610	$6,245	$2,366	$3,169

Weighted average class A common shares outstanding	43,640	41,604	43,521	41,533

Basic net income per share	$0.04	$0.15	$0.05	$0.08

Diluted net income per share:
Net income	$1,610	$6,245	$2,366	$3,169

Weighted average class A common shares outstanding	43,640	41,604	43,521	41,533
Assumed exercise of stock options under the treasury stock method	-	1,264	88	1,064
	43,640	42,868	43,609	42,597

Diluted net income per share	$0.04	$0.15	$0.05	$0.07

The following securities were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2014 and 2013 as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Employee stock options	1,169	602	933	602

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

4.      Current and Non-Current Investments

At June 30, 2014 and December 31, 2013, current and non-current available-for-sale investments consisted of the following securities:

	June 30, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government securities	$1,000	$-	$-	$1,000
U.S. government agencies	9,515	2	-	9,517
Certificates of deposits	3,500	-	-	3,500
Corporate bonds	-	-	-	-
Total	$14,015	$2	$-	$14,017

Non-current:
U.S. government agencies	$3,702	$-	$(10)	$3,692
Certificates of deposit	2,750	-	-	2,750
Corporate bonds	1,022	-	(4)	1,018
Total	$7,474	$-	$(14)	$7,460

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government securities	$1,000	$-	$-	$1,000
U.S. government agencies	9,048	3	-	9,051
Certificates of deposit	3,500	-	-	3,500
Corporate bonds	752	-	-	752
Municipal securities	1,700	-	-	1,700
Total	$16,000	$3	$-	$16,003

Non-current:
U.S. government agencies	$4,212	$-	$(3)	$4,209
Certificates of deposits	2,500	-	-	2,500
Corporate bonds	511	-	(1)	510
Total	$7,223	$-	$(4)	$7,219

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

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, at June 30, 2014 and December 31, 2013, were as follows:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Fair Value Measurements at Reporting Date Using

June 30, 2014 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$1,000	$-	$1,000
U.S. government agencies	-	13,208	-	13,208
U.S. commercial paper	-	7,949	-	7,949
Certificates of deposit	-	6,250	-	6,250
Corporate bonds	-	3,995	-	3,995
Money market funds	7,514	-	-	7,514
Total assets measured at fair value	$7,514	$32,402	$-	$39,916

	Fair Value Measurements at Reporting Date Using
December 31, 2013 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$1,000	$-	$1,000
U.S. government agencies	-	13,260	-	13,260
U.S. commercial paper	-	6,449	-	6,449
Municipal securities	-	1,700	-	1,700
Certificates of deposit	-	6,000	-	6,000
Corporate bonds	-	5,533	-	5,533
Money market funds	5,955	-	-	5,955
Total assets measured at fair value	$5,955	$33,942	$-	$39,897

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5.      Intangible Assets

In April 2009, the Company entered into an agreement with R-Tech Ueno, Ltd, or R-Tech, or the 2009 R-Tech Agreement, to license all patents and other intellectual property rights related to RESCULA for its U.S. Food and Drug Administration, or FDA, approved indication and any new indications for unoprostone isopropyl in the United States and Canada. A supplemental new drug application for RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of IOP in patients with open-angle glaucoma or ocular hypertension was approved by the FDA in December 2012 and the Company began commercializing the product in February 2013.

Under the terms of the 2009 R-Tech Agreement, the Company has made upfront and milestone payments totaling $3.5 million and may be required to pay up to $5.0 million in additional milestone payments based on the achievement of specified development and commercialization goals. The Company allocated the acquisition cost between an intangible asset of $3.4 million and a non-current prepaid inventory of $85,000. The $3.4 million intangible asset is included in intangible assets, net in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013. The non-current prepaid inventory of $85,000 was written-off during the quarter ended September 30, 2013. The cost of the intangible asset is being amortized over the 10-year life of the 2009 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $85,000 for each of the three months ended June 30, 2014 and 2013, and approximately $171,000 for each of the six months ended June 30, 2014 and 2013. The annual amortization expense will be approximately $341,000 through April 2019. The unamortized amount included in intangible assets was $1.6 million and $1.8 million at June 30, 2014 and December 31, 2013, respectively.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

In March 2011, the Company entered into a license agreement with R-Tech for unoprostone isopropyl, or the 2011 R-Tech Agreement, expanding the Company’s development and commercialization rights as well as its territories beyond their previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. The Company is currently evaluating the opportunities to obtain an appropriate label in the European Union and other European countries, and the timing of seeking reauthorization in those countries to commercialize unoprostone isopropyl.

Pursuant to the 2011 R-Tech Agreement, the Company has made payments to R-Tech of $6.0 million, which is reflected in intangible assets, net in the accompanying Condensed Consolidated Balance Sheets, and may be required to pay up to $100.0 million in additional milestone payments to R-Tech based on the achievement of specified development and commercialization goals. The Company will be responsible for all development, regulatory, and commercialization activities. The Company is amortizing the $6.0 million over the 10-year life of the 2011 R-Tech Agreement, which the Company believes approximates the useful life of the underlying rights and data. Amortization expense was approximately $153,000 for each of the three months ended June 30, 2014 and 2013, and approximately $307,000 for each of the six months ended June 30, 2014 and 2013. The annual amortization expense will be approximately $613,000 through March 2021. The unamortized amount included in intangible assets was $4.1 million and $4.4 million at June 30, 2014 and December 31, 2013, respectively.

The Company reviews intangible assets for impairment when events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable. Impairment in the carrying value of an intangible asset is recognized whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. There have been no impairment charges recorded during the three months ended June 30, 2014 and 2013 since there have been no indicators of impairment during those periods. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur future impairment charges.

6.      Accrued Expenses

Accrued expenses consist of the following as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014	December 31, 2013
Research and development costs	$2,621	$1,775
Employee compensation	1,778	2,531
Selling and marketing costs	310	584
Legal service fees	611	14
Other accrued expenses	944	778
Total	$6,264	$5,682

7.     Commitments

Operating Leases

The Company leases office space in the United States, Switzerland and Japan under operating leases through 2018. Total future minimum, non-cancelable lease payments under operating leases are as follows as of June 30, 2014:

(In thousands of U.S. dollars)	June 30, 2014
2014	$713
2015	1,275
2016	1,306
2017	361
2018	220
Total minimum lease payments	$3,875

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Rent expense for all operating leases was approximately $345,000 and $343,000 for the three months ended June 30, 2014 and 2013, respectively, and $696,000 and $693,000 for the six months ended June 30, 2014 and 2013, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organizations to oversee clinical research and development studies provided on an outsourced basis, and to assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs under these agreements as of June 30, 2014 were approximately $6.5 million.

Numab Commitment

In the event that Numab defaults under its loan with Zurcher Kantonalbank, the Company’s maximum contingent liability under the Numab Agreement (see Note 8) is $2.5 million. As of June 30, 2014, the potential amount of payments in the event of Numab’s default was $2.2 million.  At June 30, 2014 and December 31, 2013, the Company had a recorded liability of $949,000 and $663,000, respectively, to meet a potential loan default by Numab.

8.      Related Party Transactions

R-Tech Ueno, Ltd.

The Company recorded the following expenses for the three and six months ended June 30, 2014 and 2013 under all of its agreements with R-Tech, including the 2009 R-Tech Agreement, the 2011 R-Tech Agreement and various exclusive supply agreements with R-Tech:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Clinical supplies	$65	$26	$166	$220
Other research and development services	21	64	31	106
Commercial supplies	4,080	2,896	7,626	4,733
	$4,166	$2,986	$7,823	$5,059

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014	December 31, 2013
Deferred revenue, current	$268	$477
Deferred revenue, non-current	4,856	4,925
	$5,124	$5,402

The Company recognized approximately $104,000 of revenue relating to its agreements with R-Tech for each of the three months ended June 30, 2014 and 2013, and $268,000 for each of the six months ended June 30, 2014 and 2013.  Such revenue was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

On July 15, 2014, the Company received an approval letter from the FDA to its prior approval supplement, or PAS, in response to FDA’s review of the revised Drug Master File of R-Tech.  The approval letter provides for the addition of Nitto Medic in Japan as a new production site for RESCULA. The Company has adequate supply of RESCULA to be able to supply the U.S. market into the first quarter of 2015.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or the Numab Agreement, with Numab. On July 1, 2014, Numab became a related party of the Company as a result of the Company hiring as an executive officer an individual who holds an ownership interest in Numab. Under the terms of the Numab Agreement, the Company provided Numab with CHF 5.0 million as collateral and serves as guarantor for Numab on a loan from a third party, Zurcher Kantonalbank. During the first quarter of 2013, the collateral amount was reduced to CHF 2.2 million, or approximately $2.5 million as of June 30, 2014. As of June 30, 2014, Numab has utilized CHF 2.0 million of its loan facility, or approximately $2.2 million.

9.      Notes Payable

In November 2010, the Company entered into a secured term loan agreement with the Tokyo-Mitsubishi Bank for ¥1,000,000,000, approximating $11.6 million as of the closing date. The loan renews every November. The interest rate at June 30, 2014 was 1.21%. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $9.9 million and $9.5 million as of June 30, 2014 and December 31, 2013, respectively. A deposit of $14.9 million with the Tokyo-Mitsubishi Bank collateralizing the loan bears annual interest of 0.25%.

In March 2013, the Company entered into a secured term loan agreement with the Mizuho Bank for ¥1,000,000,000, approximating $10.6 million as of the closing date. The interest rate at June 30, 2014 was 0.46%. The loan renews every March. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $9.9 million and $9.5 million as of June 30, 2014 and December 31, 2013, respectively. A deposit of $11.0 million with the Mizuho Bank collateralizing the loan bears annual interest of 0.30%.

In connection with the Company’s acquisition of SAG in 2010, the Company issued a subordinated unsecured promissory note to each of the Ueno and Kuno Trusts. The interest rate beginning June 1, 2014 is 4.32%.

Due to changes in LIBOR rates, the Company has estimated the fair value of the notes payable as shown in the table below.

Notes payable at their fair value and carrying value consist of the following as of June 30, 2014 and December 31, 2013:

	Fair Value		Carrying Value
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2014	2013	2014	2013
Loan agreements	$19,724	$19,008	$19,724	$19,008
Promissory notes, Sellers of SAG	30,984	34,889	29,807	33,712
	$50,708	$53,897	$49,531	$52,720

Notes payable, current			$27,790	$26,892
Notes payable, non-current			21,741	25,828
			$49,531	$52,720

The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 above, and is classified as a Level 2 security.

10.      Collaboration and License Agreements

Abbott Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreements for the six months ended June 30, 2014:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Amount Deferred at December 31, 2013	Cash Received for the Six Months Ended June 30, 2014	Revenue Recognized for the Six Months Ended June 30, 2014	Change in Accounts Receivable for the Six Months Ended June 30, 2014	Foreign Currency Effects for the Six Months Ended June 30, 2014	Amount Deferred at June 30, 2014
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$555	$-	$20	$-	$21	$556

Product sales revenue:	$-	$12,219	$13,300	$1,213	$(132)	$-

Takeda Agreements

The Company has received a total of $150.0 million in upfront and development milestone payments through June 30, 2014 under the Takeda Agreement. The Company is potentially entitled to receive additional development milestone and commercialization milestone payments under the Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the six months ended June 30, 2014:

(In thousands)	Amount Deferred at December 31, 2013	Cash Received for the Six Months Ended June 30, 2014	Revenue Recognized for the Six Months Ended June 30, 2014	Change in Accounts Receivable for the Six Months Ended June 30, 2014*	Amount Deferred at June 30, 2014
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$1,029	$-	$74	$-	$955

Research and development revenue:
Reimbursement of research and development expenses	$419	$5,765	$3,484	$(355)	$2,345

Product royalty revenue	$-	$28,330	$27,389	$(941)	-

Co-promotion revenue	$-	$371	$1,085	$714	-

*      Includes billed and unbilled accounts receivable.

11.      Stock Option Plans

A summary of the employee stock option activity for the six months ended June 30, 2014 under the Company’s Amended and Restated 2001 Stock Incentive Plan, or the 2001 Stock Incentive Plan, is presented below:

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	146,200	$10.00
Options outstanding, June 30, 2014	146,200	10.00	1.53	$-
Options exercisable, June 30, 2014	146,200	10.00	1.53	$-

A summary of the employee stock option activity for the six months ended June 30, 2014 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	2,513,063	$5.03
Options granted	870,000	8.07
Options exercised	(370,140)	4.41
Options forfeited	(90,984)	4.42
Options expired	(183,028)	4.41
Options outstanding, June 30, 2014	2,738,911	6.14	7.81	$3,940,531
Options exercisable, June 30, 2014	982,451	5.86	6.72	$1,805,357

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 and the year ended December 31, 2013 was $8.07 and $7.36, respectively. As of June 30, 2014, approximately $3.8 million of total unrecognized compensation costs, net of estimated forfeitures related to non-vested awards, are expected to be recognized over a weighted average period of 3.11 years.

A summary of the non-employee stock option activity for the six months ended June 30, 2014 under the Company’s 2001 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	410,000	$5.85
Options exercised	(67,500)	5.85
Options outstanding, June 30, 2014	342,500	5.85	0.83	$359,625
Options exercisable, June 30, 2014	342,500	5.85	0.83	$359,625

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, the Company received $7,839 and $6,126 upon the employees’ purchase of 1,196 and 980 shares of class A common stock during the three months ended June 30, 2014 and 2013, respectively, and $13,226 and $10,997 upon the employees’ purchase of 1,989 and 1,764 shares of class A common stock during the six months ended June 30, 2014 and 2013, respectively.

12.      Income Taxes

For the three months ended June 30, 2014 and 2013, the Company recorded tax provisions of $1.8 million and $4.3 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded tax provisions of $3.1 million and $5.5 million, respectively.  The tax provision for the three and six months ended June 30, 2014 primarily pertained to the pre-tax income and losses generated by the Company’s U.S., Japanese and Swiss subsidiaries.  The tax provision for the three and six months ended June 30, 2013 primarily pertained to the pre-tax income generated by the Company’s U.S. and Japanese subsidiaries.

The Company will continue to evaluate the need for a valuation allowance in foreign jurisdictions and may partially remove the valuation allowance of its foreign subsidiaries in 2014; any such release would have a positive impact on the results of operations.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Uncertain Tax Positions

The Company had an outstanding non-current income tax liability of approximately $971,000, including interest, for uncertain tax positions as of June 30, 2014. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements. As of June 30, 2014, $971,000 is reflected as other liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of June 30, 2014 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the three and six months ended June 30, 2014, the liability for income taxes has decreased approximately $81,000 and increased approximately $292,000, respectively. These changes in the liability are primarily related to the filing positions taken in various jurisdictions related to income tax nexus.

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

13.           Segment Reporting

The following is a summary of financial information for the Company’s reportable geographic segments:

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended June 30, 2014
Research and development revenue	$1,700	$-	$-	$1,700
Product royalty revenue	13,888	-	-	13,888
Product sales revenue	223	99	7,221	7,543
Co-promotion revenue	723	-	-	723
Contract and collaboration revenue	141	64	10	215
Total revenues	16,675	163	7,231	24,069
Costs of goods sold	146	14	3,636	3,796
Research and development expenses	2,243	1,223	786	4,252
Depreciation and amortization	186	166	8	360
Other operating expenses	8,839	2,500	511	11,850
Income (loss) from operations	5,261	(3,740)	2,290	3,811
Interest income	22	1	-	23
Interest expense	(352)	-	(40)	(392)
Other non-operating expense, net	5	942	(1,000)	(53)
Income (loss) before income taxes	$4,936	$(2,797)	$1,250	$3,389
Capital expenditures	$4	$2	$2	$8

Three Months Ended June 30, 2013
Research and development revenue	$11,461	$-	$-	$11,461
Product royalty revenue	12,000	-	-	12,000
Product sales revenue	106	12	3,281	3,399
Co-promotion revenue	-	-	-	-
Contract and collaboration revenue	142	10	11	163
Total revenues	23,709	22	3,292	27,023
Costs of goods sold	53	3	1,852	1,908
Research and development expenses	1,304	1,941	1,180	4,425
Depreciation and amortization	112	251	9	372
Other operating expenses	8,159	1,130	860	10,149
Income (loss) from operations	14,081	(3,303)	(609)	10,169
Interest income	20	2	1	23
Interest expense	-	(449)	(44)	(493)
Other non-operating expense, net	1	(72)	941	870
Income (loss) before income taxes	$14,102	$(3,822)	$289	$10,569
Capital expenditures	$17	$3	$-	$20

SUCAMPO PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(In thousands)	Americas	Europe	Asia	Consolidated
Six Months Ended June 30, 2014
Research and development revenue	$3,484	$-	$-	$3,484
Product royalty revenue	27,389	-	-	27,389
Product sales revenue	381	155	13,319	13,855
Co-promotion revenue	1,085	-	-	1,085
Contract and collaboration revenue	283	114	20	417
Total revenues	32,622	269	13,339	46,230
Cost of goods sold	296	39	6,854	7,189
Research and development expenses	4,832	2,635	1,920	9,387
Depreciation and amortization	374	332	15	721
Other operating expenses	16,680	4,734	979	22,393
Income (loss) from operations	10,440	(7,471)	3,571	6,540
Interest income	43	4	33	80
Interest expense	(711)	-	(81)	(792)
Other non-operating expense, net	2	990	(1,368)	(376)
Income (loss) before income taxes	$9,774	$(6,477)	$2,155	$5,452
Capital expenditures	$45	$2	$2	$49

Six Months Ended June 30, 2013
Research and development revenue	$14,261	$-	$-	$14,261
Product royalty revenue	23,677	-	-	23,677
Product sales revenue	107	20	5,489	5,616
Co-promotion revenue	61	-	-	61
Contract and collaboration revenue	283	22	22	327
Total revenues	38,389	42	5,511	43,942
Cost of goods sold	76	8	3,106	3,190
Research and development expenses	2,586	4,612	2,856	10,054
Depreciation and amortization	234	501	18	753
Other operating expenses	18,476	1,728	2,180	22,384
Income (loss) from operations	17,017	(6,807)	(2,649)	7,561
Interest income	35	6	1	42
Interest expense	-	(909)	(79)	(988)
Other non-operating expense, net	(15)	(264)	2,299	2,020
Income (loss) before income taxes	$17,037	$(7,974)	$(428)	$8,635
Capital expenditures	$31	$106	$3	$140

As of June 30, 2014
Property and equipment, net	$711	$99	$169	$979
Identifiable assets, net of intercompany loans and investments	$106,622	$17,855	$17,762	$142,239

As of December 31, 2013
Property and equipment, net	$869	$112	$175	$1,156
Identifiable assets, net of intercompany loans and investments	$95,350	$23,843	$17,684	$136,877

14.      Subsequent Events

On July 14, 2014, Abbott announced that it had entered into a definitive agreement with Mylan Inc., or Mylan, whereby Mylan will acquire Abbott's non-U.S. developed markets specialty and branded generics business in an all-stock transaction, which includes a portfolio of more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas (cardio/metabolic, gastrointestinal, anti-infective/respiratory, CNS/pain and women's and men's health) and several patent-protected, novel and/or hard-to-manufacture products. The Company believes that the Abbott Agreement is one of the assets that Abbott is selling as part of this transaction. The Company expects to have discussions with Mylan about its performance of the Abbott Agreement and does not anticipate any adverse impact to sales of AMITIZA in Japan.

On July 15, 2014, the Company received an approval letter to its PAS in response to FDA’s review of the revised Drug Master File of R-Tech.  The approval letter provides for the addition of Nitto Medic in Japan as a new production site for RESCULA. The Company has adequate supply of RESCULA to be able to supply the U.S. market into the first quarter of 2015.

Scottish Medicines Consortium, or SMC, has advised us that in their final guidance that will be issued on August 11, 2014, that AMITIZA is not recommended for use with NHS Scotland.  We intend to explore available options to address this guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc., or the Company, we, us or our, and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 12, 2014. You should also read the following discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Overview

We are a global biopharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs to treat gastrointestinal, ophthalmic, neurologic, and oncology-based inflammatory disorders, and we are also considering other potential therapeutic applications of our drug technologies.

We currently generate revenue mainly from product royalties, development milestone payments, product sales and clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals and additional indications for approved products and other compounds, and seek partnering opportunities for the approved products and compounds on a global basis.

Our operations are conducted through subsidiaries based in the United States, Japan, Switzerland and the United Kingdom. Our reportable geographic segments are the Americas, Asia and Europe and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the growth of these subsidiaries. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

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

Product Pipeline

The table below summarizes the development status of lubiprostone, unoprostone isopropyl and several other product candidates. We currently hold all of the commercialization rights to the compounds in our product pipeline, other than for commercialization of AMITIZA in the United States, Canada and Japan, which is covered by our collaboration and license agreements with Takeda Pharmaceutical Company Limited, or Takeda, and Abbott Japan Co. Ltd., or Abbott, and other than for RESCULA in Japan, Korea, Taiwan and the People’s Republic of China, or the R-Tech Territory. Commercialization of each product candidate may be implemented after successful completion of clinical studies and approval from appropriate governmental agencies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	_____

		Marketed in the U.K. Initiated mutual recognition process (MRP) for approval in other E.U. countries.	Consider seeking approval for AMITIZA in other E.U. countries following the MRP

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed in the U.S. and Switzerland	Discuss with MHRA regulatory options for obtaining OIC approval in the U.K.

	Chronic constipation	Marketed in Japan	_____

	Reformulation for lubiprostone	Phase 3 trial results available	Undertake additional formulation optimization work

	Pediatric functional constipation	Pivotal phase 3 initiated	Complete phase 3 program and file sNDA

Unoprostone Isopropyl (RESCULA ®)	Primary open angle glaucoma and ocular hypertension	Marketed in the U.S.	_____

	Glaucoma and ocular hypertension	_____	Updated label and reauthorization in the E.U. and Switzerland

	Retinitis pigmentosa	In phase 3 by development partner R-Tech Ueno. Orphan drug status obtained in the U.S. and E.U.	Meet with the U.S. and European regulators prior to the interim results of Japanese trial

IV Ion Channel Activator	Lumbar spinal stenosis	Phase 2a completed	Initiate additional phase 2a trial

PO Ion Channel Activator	Lumbar spinal stenosis	Phase 1b initiated	Complete phase 1b trial

Cobiprostone	Oral mucositis	Phase 1b completed	Initiate phase 2a trial

AMITIZA (lubiprostone)

United States

In the United States, we began co-promoting AMITIZA for OIC in adults with chronic, non-cancer pain in the first quarter of 2014 with a contract sales force of approximately 40 sales representatives.

Japan

In Japan, the two-week limitation on prescriptions, generally applied to all new approvals of products for the first year after NHI reimbursement price approval, was removed in December 2013. AMITIZA is Japan’s only prescription medicine for chronic constipation.  On July 14, 2014, Abbott announced that it had entered into a definitive agreement with Mylan Inc. or Mylan whereby Mylan will acquire Abbott's non-U.S. developed markets specialty and branded generics business in an all-stock transaction, which includes a portfolio of more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas (cardio/metabolic, gastrointestinal, anti-infective/respiratory, CNS/pain and women's and men's health) and several patent-protected, novel and/or hard-to-manufacture products. We believe that under the license, commercialization and supply agreement, or the Abbott Agreement, which AMITIZA is marketed, is one of the assets Abbott has agreed to sell to Mylan as part of this transaction. We expect to have discussions with Mylan about its performance of the Abbott Agreement and do not anticipate any adverse impact to sales of AMITIZA in Japan in 2014.

Europe

In Switzerland, we announced in February 2014 that the Bundesamt fur Gesundheit revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Specialitätenliste to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period. In July 2014, we announced that Swissmedic, the Swiss Agency for Therapeutic Products, approved AMIITZA for the treatment of OIC in chronic, non-cancer adult patients.

In the United Kingdom, we announced in July 2014 that the National Institute for Health and Care Excellence published the technology appraisal guidance recommending the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed laxatives. We filed for the OIC indication in the United Kingdom and in March 2014, we received notification from Medicines and Healthcare Products Regulatory Agency, or MHRA, that the application was not approved. We are in continued discussion with MHRA exploring all available options. We will be seeking approval for AMITIZA for the CIC indication in other European Union countries following the Mutual Recognition Procedure.

Other Global Markets

We and Takeda are currently exploring the commercialization of AMITIZA in Canada. We have met with Health Canada to discuss the best ways to proceed with AMITIZA registration in Canada which we intend to file in the second half of 2014.

We continue to explore options to develop and commercialize lubiprostone in other geographic regions, including Latin America, Russia, the Middle East, the People’s Republic of China and other Asian countries.

RESCULA (unoprostone isopropyl)

Under our 2009 and 2011 agreements with R-Tech, we hold the exclusive rights to commercialize and develop unoprostone isopropyl worldwide, excluding the R-Tech Territory, for its approved indication and all new ophthalmic indications developed by us. We are also evaluating the opportunities in the European Union and other European countries to commercialize unoprostone isopropyl there. We also seek to develop new formulations and we may consider using third party proprietary drug delivery technologies. We are exploring research programs with those third parties.

In the United States, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower intraocular pressure, or IOP, according to the approved product labeling. RESCULA is a big potassium channel activator and has a different mechanism of action than other IOP lowering agents on the market. We currently promote RESCULA through a limited contract sales force.

Our Other Clinical Development Programs

Lubiprostone

Liquid Reformulation for Pediatric Functional Constipation

As announced previously, Takeda has agreed to fund 100% of the costs for additional reformulation work for lubiprostone. Feasibility testing for this work is ongoing and is expected to be completed in the fourth quarter of 2014.  If successful, the reformulation will enable future studies of lubiprostone in adults and younger children who may not be able to swallow the current soft gelatin capsule formulation of lubiprostone. Currently, two of the four planned phase 3 studies for this pediatric functional constipation development program are ongoing, both of which are testing the current soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age: a 12-week, randomized, placebo-controlled trial that initiated in December 2013 and a follow-on, long-term safety extension study that initiated in March.

Intravenous and Oral Ion Channel Activators

Lumbar Spinal Stenosis

Two ion channel activators, in both the intravenous, or IV, and oral forms, are in clinical development for the treatment of lumbar spinal stenosis, or LSS. Positive top-line results from a phase 1b trial evaluating the safety and pharmacokinetics, or PK, of the orally administered ion channel activator demonstrated the compound to be generally well-tolerated. This trial is expected to conclude in the third quarter of 2014. We plan to conduct an additional phase 2a study in the second half of 2014 to evaluate the clinical effectiveness of the IV ion channel activator with LSS.

Cobiprostone

Oral Spray for Oral Mucositis

Cobiprostone is in development for the target indication of prevention and/or treatment of oral mucositis. In the first quarter of 2014, we completed our phase 1b trial that evaluated the safety and PK of an oral spray formulation of cobiprostone. The results of the phase 1b trial showed that cobiprostone was well-tolerated overall and revealed low systematic exposure. The next phase of clinical development, a phase 2a trial, is expected to begin in the second half of 2014.

Results of Operations

Comparison of three months ended June 30, 2014 and June 30, 2013

Revenues

The following table summarizes our revenues:

	Three Months Ended June 30,
(In thousands)	2014	2013
Research and development revenue	$1,700	$11,461
Product royalty revenue	13,888	12,000
Product sales revenue	7,543	3,399
Co-promotion revenue	723	-
Contract and collaboration revenue	215	163
Total	$24,069	$27,023

Total revenues were $24.1 million for the three months ended June 30, 2014 compared to $27.0 million for the three months ended June 30, 2013, a decrease of $3.0 million or 10.9%.

Research and development revenue

Research and development revenue was $1.7 million for the three months ended June 30, 2014 compared to $11.4 million for the three months ended June 30, 2013, a decrease of $9.8 million or 85.2%. The decrease was primarily due to the 2013 receipt of the $10.0 million milestone payment from Takeda upon the first commercial sale of AMITIZA for OIC.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States, as reported to us by our partner, Takeda. Product royalty revenue was $13.9 million for the three months ended June 30, 2014 compared to $12.0 million for the three months ended June 30, 2013, an increase of $1.9 million or 15.7%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes.

Product sales revenue

Product sales revenue represents drug product net sales of AMITIZA in Japan and Switzerland, and drug product net sales of RESCULA in the United States. Product sales revenue was $7.5 million for the three months ended June 30, 2014 compared to $3.4 million for the three months ended June 30, 2013, an increase of $4.1 million or 121.9%. The increase was primarily due to the increased volume of AMITIZA sales in Japan.

Co-promotion revenue

Co-promotion revenue represents reimbursements by Takeda of a portion of our co-promotion costs for our specialty sales force. Co-promotion revenue was $723,000 for the three months ended June 30, 2014 compared to nil for the three months ended June 30, 2013, an increase of $723,000. The increase resulted from our specialty sales force shifting back to co-promoting AMITIZA in 2014 after having shifted away from co-promoting AMITIZA in 2013.

Costs of Goods Sold

The following table summarizes our costs of goods sold expenses:

	Three Months Ended June 30,
(In thousands)	2014	2013
Product purchases	$3,748	$1,862
Distribution	48	46
Total	$3,796	$1,908

Total costs of goods sold for the three months ended June 30, 2014 were $3.8 million compared to $1.9 million for the three months ended June 30, 2013, an increase of $1.9 million or 99.0%.  The increase was primarily due to the increased volume of AMITIZA sales in Japan.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended June 30,
(In thousands)	2014	2013
Direct costs:
Lubiprostone	$2,309	$1,710
Cobiprostone	101	10
Ion channel activators	16	849
Unoprostone isoproypl	160	258
3608	415	202
Other	389	194
Total	3,390	3,223

Indirect costs	862	1,202
Total	$4,252	$4,425

Total research and development expenses for the three months ended June 30, 2014 were $4.3 million compared to $4.4 million for the three months ended June 30, 2013, a decrease of $173,000 or 3.9%. The decrease was primarily due to lower costs associated with our LSS trials, partially offset by increased costs of our lubiprostone pediatric trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended June 30,
(In thousands)	2014	2013
Salaries, benefits and related costs	$2,141	$2,019
Legal, consulting and other professional expenses	3,484	1,207
Stock option expense	524	427
Pharmacovigilance	468	702
Other expenses	1,580	1,613
Total	$8,197	$5,968

General and administrative expenses were $8.2 million for the three months ended June 30, 2014, compared to $6.0 million for the three months ended June 30, 2013, an increase of $2.2 million or 37.3%. The increase was primarily due to a significant increase in legal fees incurred prosecuting a patent infringement lawsuit filed by us in February 2013.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses:

	Three Months Ended June 30,
(In thousands)	2014	2013
Salaries, benefits and related costs	$674	$1,732
Consulting and other professional expenses	1,652	1,077
Stock option expense	20	84
Samples expense	98	74
Data purchases	234	227
Other expenses	1,335	1,359
Total	$4,013	$4,553

Selling and marketing expenses were $4.0 million for the three months ended June 30, 2014, compared to $4.6 million for the three months ended June 30, 2013, a decrease of $540,000 or 11.9%. The decrease was primarily the result of the replacement of our in-house sales force in with a lower-cost contract sales force in 2014, partially offset by increased commercialization costs in Europe for AMITIZA.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense:

	Three Months Ended June 30,
(In thousands)	2014	2013
Interest income	$23	$23
Interest expense	(392)	(493)
Other income (expense), net	(53)	870
Total	$(422)	$400

Interest income was $23,000 for each of the three months ended June 30, 2014 and 2013.

Interest expense was $392,000 for the three months ended June 30, 2014, compared to $493,000 for the three months ended June 30, 2013, a decrease of $101,000, or 20.5%, primarily due to lower principal balances.

Other income (expense), net was ($53,000) for the three months ended June 30, 2014, compared to $870,000 for the three months ended June 30, 2013, a decrease of $923,000, or 106.1%. The majority of the decrease related to the change from unrealized and non-cash foreign exchange gains in the prior year period, to unrealized and non-cash foreign exchange losses in the current year period.

Income Taxes

We recorded income tax provisions of $1.8 million and $4.3 million for the three months ended June 30, 2014 and 2013, respectively. The tax provision for the three months ended June 30, 2014 primarily pertains to the pre-tax income and losses generated by our U.S., Japanese and Swiss subsidiaries. The tax provision for the three months ended June 30, 2013 primarily pertained to the pre-tax income generated by our U.S. and Japanese subsidiaries.

Comparison of six months ended June 30, 2014 and June 30, 2013

Revenues

The following table summarizes our revenues:

	Six Months Ended June 30,
(In thousands)	2014	2013
Research and development revenue	$3,484	$14,261
Product royalty revenue	27,389	23,677
Product sales revenue	13,855	5,616
Co-promotion revenue	1,085	61
Contract and collaboration revenue	417	327
Total	$46,230	$43,942

Total revenues were $46.2 million for the six months ended June 30, 2014 compared to $43.9 million for the six months ended June 30, 2013, an increase of $2.3 million or 5.2%.

Research and development revenue

Research and development revenue was $3.5 million for the six months ended June 30, 2014 compared to $14.3 million for the six months ended June 30, 2013, a decrease of $10.8 million or 75.6%. The decrease was primarily due to the 2013 receipt of the $10.0 million milestone payment from Takeda upon the first commercial sale of AMITIZA for OIC.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States, as reported to us by our partner, Takeda. Product royalty revenue was $27.4 million for the six months ended June 30, 2014 compared to $23.7 million for the six months ended June 30, 2013, an increase of $3.7 million or 15.7%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes.

Product sales revenue

Product sales revenue represents drug product net sales of AMITIZA in Japan and Switzerland, and drug product net sales of RESCULA in the United States. Product sales revenue was $13.9 million for the six months ended June 30, 2014 compared to $5.6 million for the six months ended June 30, 2013, an increase of $8.2 million or 146.7%. The increase was primarily due to the increased volume of AMITIZA sales in Japan.

Co-promotion revenue

Co-promotion revenue represents reimbursements by Takeda of a portion of our co-promotion costs for our specialty sales force. Co-promotion revenue was $1.1 million for the six months ended June 30, 2014 compared to $61,000 for the six months ended June 30, 2013, an increase of $1.0 million. The increase resulted from our specialty sales force shifting back to co-promoting AMITIZA in 2014 after having shifted away from co-promoting AMITIZA in 2013.

Costs of Goods Sold

The following table summarizes our costs of goods sold expenses:

	Six Months Ended June 30,
(In thousands)	2014	2013
Product purchases	$7,077	$3,122
Distribution	112	68
Total	$7,189	$3,190

Total costs of goods sold for the six months ended June 30, 2014 were $7.2 million compared to $3.2 million for the six months ended June 30, 2013, an increase of $4.0 million or 125.4%.  The increase was primarily due to the increased volume of AMITIZA sales in Japan.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Six Months Ended June 30,
(In thousands)	2014	2013
Direct costs:
Lubiprostone	$4,743	$3,775
Cobiprostone	678	352
Ion channel activators	139	1,695
Unoprostone isoproypl	435	694
3608	821	756
Other	858	1,002
Total	7,674	8,274

Indirect costs	1,713	1,780
Total	$9,387	$10,054

Total research and development expenses for the six months ended June 30, 2014 were $9.4 million compared to $10.1 million for the six months ended June 30, 2013, a decrease of $667,000 or 6.6%.  The decrease was primarily due to lower costs associated with our Lumbar Spinal Stenosis trials, partially offset by increased costs of our lubiprostone pediatric trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Six Months Ended June 30,
(In thousands)	2014	2013
Salaries, benefits and related costs	$4,033	$4,164
Legal, consulting and other professional expenses	6,876	3,252
Stock option expense	697	677
Pharmacovigilance	789	1,767
Other expenses	3,059	3,335
Total	$15,454	$13,195

General and administrative expenses were $15.5 million for the six months ended June 30, 2014, compared to $13.2 million for the six months ended June 30, 2013, an increase of $2.3 million or 17.1%. The increase is primarily due to a significant increase in legal fees incurred prosecuting a patent infringement lawsuit filed by us in February 2013.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses:

	Six Months Ended June 30,
(In thousands)	2014	2013
Salaries, benefits and related costs	$1,375	$3,681
Consulting and other professional expenses	3,245	1,978
Stock option expense	43	141
Samples expense	140	844
Data purchases	449	501
Other expenses	2,408	2,797
Total	$7,660	$9,942

Selling and marketing expenses were $7.7 million for the six months ended June 30, 2014, compared to $9.9 million for the six months ended June 30, 2013, a decrease of $2.3 million or 23.0%. The decrease was primarily due to the replacement of our in-house sales force with a lower-cost contract sales force in 2014, partially offset by increased commercialization costs in Europe for AMITIZA.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense:

	Six Months Ended June 30,
(In thousands)	2014	2013
Interest income	$80	$42
Interest expense	(792)	$(988)
Other income (expense), net	(376)	$2,020
Total	$(1,088)	$1,074

Interest income was $80,000 for the six months ended June 30, 2014, compared to $42,000 for the six months ended June 30, 2013, an increase of $38,000, or 90.5%.

Interest expense was $792,000 for the six months ended June 30, 2014, compared to $988,000 for the six months ended June 30, 2013, a decrease of $196,000, or 19.8%, primarily due to lower principal balances.

Other income (expense), net was ($376,000) for the six months ended June 30, 2014, compared to $2.0 million for the six months ended June 30, 2013, a decrease of $2.4 million, or 118.6%. The majority of the decrease related to the change from unrealized and non-cash foreign exchange gains in the prior year period, to unrealized and non-cash foreign exchange losses in the current year period.

Income Taxes

We recorded income tax provisions of $3.1 million and $5.5 million for the six months ended June 30, 2014 and 2013, respectively. The tax provision for the six months ended June 30, 2014 primarily pertains to the pre-tax income and losses generated by our U.S., Japanese and Swiss subsidiaries. The tax provision for the six months ended June 30, 2013 primarily pertained to the pre-tax income generated by our U.S. and Japanese subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Americas
Total revenues	$16,675	$23,709	$32,622	$38,389
Income before income taxes	4,936	14,102	9,774	17,037
Europe
Total revenues	163	22	269	42
Loss before income taxes	(2,797)	(3,822)	(6,477)	(7,974)
Asia
Total revenues	7,231	3,292	13,339	5,511
Income (loss) before income taxes	1,250	289	2,155	(428)
Consolidated
Total revenues	24,069	27,023	46,230	43,942
Income before income taxes	3,389	10,569	5,452	8,635

(in thousands)			June 30, 2014	December 31, 2013
Identifiable assets
Americas			$106,622	$95,350
Europe			17,855	23,843
Asia			17,762	17,684
Consolidated			142,239	136,877

Our Americas segment recorded income before income taxes of $4.9 million and $14.1 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $9.2 million or 65.0%.  For the six months ended June 30, 2014 and 2013, our Americas segment recorded income before income taxes of $9.8 and $17.0 million, respectively, a decrease of $7.3 million or 42.6%.  The decreases in each period were primarily due to a $10.0 million milestone payment received in 2013.

Our Europe segment recorded a loss before income taxes of $2.8 million and $3.8 million for the three months ended June 30, 2014 and 2013, a decrease of $1.0 million or 26.8%.  For the six months ended June 30, 2014 and 2013, our Europe segment recorded a loss before income taxes of $6.5 million and $8.0 million, respectively, a decrease of $1.5 million or 18.8%. The decreases in each period were primarily due to consumption tax revenue and increased commercialization costs for AMITIZA.

Our Asia segment recorded income before income taxes of $1.3 million and $289,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $1.0 million.  For the six months ended June 30, 2014 and 2013, our Asia segment recorded income before income taxes of $2.2 million and loss before income taxes of $428,000, respectively, an increase of $2.6 million. The increases in each period were primarily due to increased product sales of AMITIZA.

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

Our cash, cash equivalents, restricted cash and investments consisted of the following as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$53,532	$44,102
Restricted cash, current	26,129	26,115
Restricted cash, non-current	2,471	2,471
Investments, current	14,017	16,003
Investments, non-current	7,460	7,219
Total	$103,609	$95,910

Our cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of June 30, 2014 and December 31, 2013, our restricted cash consisted primarily of the collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., a loan agreement with The Mizuho Bank, Ltd., or the Mizuho Bank, Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of June 30, 2014, our current investments consisted of U.S. government securities, certificates of deposit, and corporate bonds that mature in one year or less.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash provided by (used in):
Operating activities	$4,095	$(4,604)
Investing activities	1,636	(7,040)
Financing activities	3,540	8,407
Effect of exchange rates	159	(1,497)
Net increase (decrease) in cash and cash equivalents	$9,430	$(4,734)

Six months ended June 30, 2014

Net cash provided by operating activities of $4.1 million for the six months ended June 30, 2014 was primarily due to a net income of $2.4 million plus non-cash expenses totaling $1.5 million, decreases in receivables of $1.6 million, and offsetting increases in payables of $1.5 million.

Net cash provided by investing activities of $1.6 million for the six months ended June 30, 2014 was primarily due to proceeds from the sales of investments.

Net cash provided by financing activities of $3.5 million for the six months ended June 30, 2014 was realized through the issuance of Class A common stock through the “at-the-market” program totaling $5.3 million, exercised options totaling $2.0 million, offset by repayment of notes payable totaling $3.9 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for six months ended June 30, 2014 was an increase of $159,000.

Six Months Ended June 30, 2013

Net cash used in operating activities was $4.6 million for the six months ended June 30, 2013. This reflected a net income of $3.2 million, an increase in accounts receivable of $2.3 million, an increase in inventory of $4.8 million as well as changes in other operating assets.

Net cash used in investing activities was $7.0 million for the six months ended June 30, 2013. This primarily reflected an increase in restricted cash associated with collateral pledged to support loan agreements, partially offset by our proceeds from the sales and maturities of investments.

Net cash provided by financing activities was $8.4 million for the six months ended June 30, 2013. This primarily reflected proceeds from a loan agreement with the Mizuho Bank, partially offset by a payment of $3.7 million on our notes payable and purchases under our stock repurchase program.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for six months ended June 30, 2013 was an increase of $1.5 million.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the on-going development program of AMITIZA in the United States;
•	the development of RESCULA in the United States and Europe;
•	development, regulatory and marketing efforts in Europe and Asia for lubiprostone;
•	development and regulatory activities for unoprostone isopropyl in the United States and Canada and other countries excluding the R-Tech Territory;
•	development, marketing and manufacturing activities at Sucampo AG;
•	activities to resolve our on-going legal matters;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	research and development activities for other prostone compounds, including cobiprostone, and other ion channel openers;
•	other business development activities, including partnerships, alliances and investments in, or acquisitions of, other businesses, products and technologies, and the integration of such acquisitions;
•	the expansion of our commercialization activities including the purchase of inventory;
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

At June 30, 2014, based upon our current business plan, we believe we have sufficient liquidity for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended June 30, 2014 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 12, 2014.

Foreign Currency Exchange Rate Risk

We are subject to foreign exchange rate risk for revenues and expenses denominated in foreign currencies. Foreign exchange rate risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of June 30, 2014.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of June 30, 2014 and December 31, 2013, approximately 20.9% and 17.1%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2014. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the  Exchange Act , is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

On January 2, 2013, we received a first Notice Letter and on January 25, 2013, we received a second Notice Letter from Anchen and Par regarding their filing of an Abbreviated New Drug Application with the FDA to market a generic version of AMITIZA oral capsules, 8 mcg and 24 mcg. On February 8 2013, we announced that we, along with R-Tech and Takeda, had filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Anchen and Par. The lawsuit claims infringement of seven patents that are listed in the FDA’s Orange Book and that are scheduled to expire between 2020 and 2027. Following the claim construction hearing, or Markman hearing, that was held at the end of March, the District Court’s issued a ruling adopting our claim construction of one term in two of the patents-in-suit, and the parties’ agreed construction to two additional terms in three other patents-in-suit.  We have also substantially completed the written discovery phase and have begun the oral depositions phase of the litigation.

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

(a) None.
(b) Not applicable.
(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.
(b) None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) On July 14, 2014, Abbott announced that it had entered into a definitive agreement with Mylan whereby Mylan will acquire Abbott's non-U.S. developed markets specialty and branded generics business in an all-stock transaction, which includes a portfolio of more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas (cardio/metabolic, gastrointestinal, anti-infective/respiratory, CNS/pain and women's and men's health) and several patent-protected, novel and/or hard-to-manufacture products. We believe that the Abbott Agreement is one of the assets that Abbott is selling as part of this transaction. We expect to have discussions with Mylan about its performance of the Abbott Agreement and do not anticipate any adverse impact to sales of AMITIZA in Japan.

On July 15, 2014, we received an approval letter to its PAS in response to FDA’s review of the revised Drug Master File of R-Tech.  The approval letter provides for the addition of Nitto Medic in Japan as a new production site for RESCULA. We have adequate supply of RESCULA to be able to supply the U.S. market into the first quarter of 2015.

Scottish Medicines Consortium, or SMC, has advised us that in their final guidance that will be issued on August 11, 2014, that AMITIZA is not recommended for use with NHS Scotland.  We intend to explore available options to address this guidance.

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

Sucampo Pharmaceuticals, Inc.

August 6, 2014	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

August 6, 2014	By:	/s/ CARY J. CLAIBORNE
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