Form 10-Q
period 2014-09-30
Sucampo Pharmaceuticals, Inc.
filed 2014-11-07
CIK 1365216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 44,349,465 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands of U.S. dollars, except share data)

	September 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$56,087	$44,102
Investments, current	8,857	16,003
Product royalties receivable	16,811	14,829
Unbilled accounts receivable	2	1
Accounts receivable, net	8,453	5,407
Prepaid and income taxes receivable	3,678	9
Deferred tax assets, current	-	2,028
Deferred charge, current	377	673
Restricted cash, current	26,114	26,115
Inventory	133	209
Prepaid expenses and other current assets	3,550	3,977
Total current assets	124,062	113,353

Investments, non-current	13,046	7,219
Property and equipment, net	882	1,156
Intangible assets, net	157	6,438
Deferred tax assets, non-current	1,436	1,212
Deferred charge, non-current	2,261	4,540
Restricted cash, non-current	2,313	2,471
Other assets	461	488
Total assets	$144,618	$136,877

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,924	$7,614
Accrued expenses	7,160	5,682
Deferred revenue, current	2,047	1,365
Income tax payable	-	701
Notes payable, current	26,342	26,892
Other current liabilities	2,436	358
Total current liabilities	43,909	42,612

Notes payable, non-current	21,741	25,828
Deferred revenue, non-current	5,457	6,169
Deferred tax liability, non-current	343	2,066
Other liabilities	1,512	1,233
Total liabilities	72,962	77,908

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at September 30, 2014 and December 31, 2013; 44,330,465 and 43,315,749 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	443	432
Class B common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	80,897	72,109
Accumulated other comprehensive income	15,643	15,601
Treasury stock, at cost; 524,792 and 524,792 shares	(2,313)	(2,313)
Accumulated deficit	(23,014)	(26,860)
Total stockholders' equity	71,656	58,969
Total liabilities and stockholders' equity	$144,618	$136,877

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Research and development revenue	$1,797	$2,027	$5,281	$16,288
Product royalty revenue	16,811	13,595	44,200	37,271
Product sales revenue	11,717	5,378	25,572	10,994
Co-promotion revenue	936	-	2,021	61
Contract and collaboration revenue	202	163	619	490
Total revenues	31,463	21,163	77,693	65,104

Costs and expenses:
Costs of goods sold	4,974	6,267	12,163	9,457
Intangible assets impairment	5,631	-	5,631	-
Research and development	5,297	4,474	14,684	14,528
General and administrative	8,117	5,440	23,571	18,635
Selling and marketing	3,801	6,026	11,461	15,967
Total costs and expenses	27,820	22,207	67,510	58,587

Income (loss) from operations	3,643	(1,044)	10,183	6,517
Non-operating income (expense):
Interest income	26	20	106	63
Interest expense	(384)	(461)	(1,176)	(1,449)
Other income (expense), net	519	183	143	2,203
Total non-operating income (expense), net	161	(258)	(927)	817

Income (loss) before income taxes	3,804	(1,302)	9,256	7,334
Income tax (provision) benefit	(2,324)	2,825	(5,410)	(2,641)
Net income	$1,480	$1,523	$3,846	$4,693

Net income per share:
Basic	$0.03	$0.04	$0.09	$0.11
Diluted	$0.03	$0.04	$0.09	$0.11
Weighted average common shares outstanding:
Basic	43,796	41,863	43,613	41,644
Diluted	43,796	42,787	43,613	42,662

Comprehensive income:
Net income	$1,480	$1,523	3,846	$4,693
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax effect	(5)	18	-	(16)
Foreign currency translation	287	(253)	42	(387)
Comprehensive income	$1,762	$1,288	$3,888	$4,290

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands of U.S. dollars, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2013	43,315,749	$432	$72,109	$15,601	524,792	$(2,313)	$(26,860)	$58,969
Employee stock option expense	-	-	1,379	-	-	-	-	1,379
Stock issued under exercise of stock options	472,640	5	2,162	-	-	-	-	2,167
Stock issued under employee stock purchase plan	3,555	-	23	-	-	-	-	23
Stock issued under "at-the-market" offering	538,521	6	5,321	-	-	-	-	5,327
Foreign currency translation	-	-	-	42	-	-	-	42
Windfall tax benefit from stock-based compensation	-	-	(97)	-	-	-	-	(97)
Net income	-	-	-	-	-	-	3,846	3,846
Balance at September 30, 2014	44,330,465	$443	$80,897	$15,643	524,792	$(2,313)	$(23,014)	$71,656

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,846	$4,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	984	1,117
Intangible assets impairment	5,631	-
Deferred tax provision	48	(201)
Deferred charge	2,576	504
Stock-based compensation	1,379	1,376
Amortization of premiums on investments	69	81
Unrealized currency translations	(301)	(815)
Changes in operating assets and liabilities:
Accounts receivable	(3,047)	(1,334)
Unbilled accounts receivable	(2)	732
Product royalties receivable	(1,982)	581
Inventory	74	(218)
Prepaid and income taxes receivable and payable, net	(4,091)	(2,159)
Accounts payable	(1,682)	(2,428)
Accrued expenses	1,501	(4,231)
Deferred revenue	18	(3,039)
Accrued interest payable	304	395
Other assets and liabilities, net	2,207	(2,247)
Net cash provided by (used in) operating activities	7,532	(7,193)
Cash flows from investing activities:
Purchases of investments	(12,224)	(7,910)
Proceeds from the sales of investments	1,700	-
Maturities of investments	11,750	5,760
Purchases of property and equipment	(62)	(153)
Changes in restricted cash	-	(9,561)
Net cash provided by (used in) investing activities	1,164	(11,864)
Cash flows from financing activities:
Proceeds from notes payable	-	10,600
Repayment of notes payable	(3,905)	(3,725)
Proceeds from exercise of stock options	2,167	1,543
Proceeds from employee stock purchase plan	23	17
Proceeds from "at-the-market" stock issuance	5,327	-
Purchase of treasury stock	-	(336)
Windfall benefit from stock-based compensation	(97)	304
Net cash provided by financing activities	3,515	8,403
Effect of exchange rates on cash and cash equivalents	(226)	(1,457)
Net increase (decrease) in cash and cash equivalents	11,985	(12,111)
Cash and cash equivalents at beginning of period	44,102	52,022
Cash and cash equivalents at end of period	$56,087	$39,911

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1.      Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc. (the Company) is a global biopharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs to treat gastrointestinal, ophthalmic, neurologic, and oncology-based inflammatory disorders. Over the next five years, we intend to expand our management, organizational and operational capabilities, expand our global partnerships, develop our diversified product pipeline, acquire non-prostone clinical candidates, and enhance our capital structure.

The Company currently generates revenue mainly from product royalties, development milestone payments, product sales and clinical development activities. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities, seeks regulatory approvals and additional indications for approved products and other compounds, seeks global partnering opportunities for its approved products and compounds, and seeks strategic opportunities for non-prostone clinical candidates.

In the United States (U.S.) 8 mcg and 24 mcg AMITIZA® (lubiprostone) capsules are marketed for three gastrointestinal indications under the October 2004 collaboration and license agreement (the Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These three indications are: 1.) 24 mcg capsules for the treatment of chronic idiopathic constipation (CIC) in adults, 2.) 8 mcg capsules for the treatment of irritable bowel syndrome with constipation (IBS-C) in adult women, and 3.) 24 mcg capsules for the treatment of opioid-induced constipation (OIC) in adults suffering from chronic non-cancer pain. Under the Takeda Agreement the Company is primarily responsible for clinical development activities, while Takeda is primarily responsible for the commercialization of AMITIZA in the U.S. and Canada. Takeda also holds marketing rights to AMITIZA in Canada and the Company filed for regulatory approval in Canada at the end of October 2014. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC, IBS-C, and OIC in April 2006, May 2008 and May 2013, respectively. In September 2014, the Company and Takeda launched a pilot direct-to-consumer advertising campaign for AMITIZA in select U.S. markets for adults with CIC.

In Japan, 24 mcg AMITIZA capsules are marketed under a license, commercialization and supply agreement (the Abbott Agreement) with Abbott Japan Co. Ltd. (Abbott Japan) for the gastrointestinal indication of chronic constipation (CC), excluding constipation caused by organic diseases. Abbott Japan initiated commercial sales of AMITIZA in Japan for the treatment of CC in November 2012. AMITIZA is Japan’s only prescription medicine for CC. The Company has been informed that Abbott Laboratories, Inc. has entered into an asset purchase agreement with Mylan, Inc. (Mylan), pursuant to which the Abbott Agreement will be sold to Mylan. The Company expects the transfer of the Abbott Agreement to Mylan will be completed in the first half of 2015, and the Company does not expect any significant changes in the commercialization of AMITIZA in Japan as a result of such transfer.

Under the terms of the Abbott Agreement, Abbott Japan agreed to pay the Company a commercial milestone payment of $2.5 million within forty-five (45) days after the end of the month during which the first occurrence of annual net sales of lubiprostone in Japan exceeded ¥5.0 billion. On October 6, 2014, after confirming the October 2014 notification by Abbott Japan that annual net sales had exceeded ¥5.0 billion by the end of September 2014, the Company invoiced Abbott Japan $2.5 million for the commercial milestone payment. This revenue was recorded in the third quarter of 2014.

The Company holds license agreements for RESCULA® (unoprostone isopropyl ophthalmic solution) 0.15% in the U.S. and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. RESCULA is approved in the U.S. for the lowering of intraocular pressure (IOP) in patients with open-angle glaucoma or ocular hypertension. The Company has ceased marketing RESCULA, and in the third quarter of 2014 incurred a $5.6 million intangible assets impairment related to RESCULA (see Note 5.)

The Company’s other clinical development programs include the following:

Pediatric Functional Constipation

As previously disclosed, two of the four planned phase 3 studies for the Company’s pediatric functional constipation development program are ongoing, both of which are testing the 24 mcg soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age: a 12-week, randomized, placebo-controlled trial that initiated in December 2013 and a follow-on, long-term safety extension study that initiated in March 2014.

Alternate Formulation Lubiprostone

As previously disclosed, the Company has been developing a new dosage form of lubiprostone for patients who will not swallow the soft gelatin capsule. Takeda has agreed to fund 100% of the costs for the alternate formulation work for lubiprostone. Feasibility testing for this alternate formulation work is ongoing and is expected to be completed in the first quarter of 2015.  If successful, the alternate formulation will enable future studies of lubiprostone in adults and younger children who will not swallow the current soft gelatin capsule formulation.

Intravenous and Oral Ion Channel Activators for Lumbar Spinal Stenosis

Two ion channel activators, in both the intravenous, or IV, and oral, or PO, forms, are in clinical development for the treatment of lumbar spinal stenosis (LSS). Positive top-line results from a phase 1b trial evaluating the safety and pharmacokinetics of the orally administered ion channel activator demonstrated the compound to be generally well-tolerated. The Company plans to initiate a phase 2a study with the orally administered compound in the second half of 2015 to evaluate the clinical effectiveness of the PO ion channel activator in patients with LSS. The Company has decided not to proceed with the IV version at this time.

Cobiprostone as an Oral Spray for Oral Mucositis

The Company has completed a phase 1b clinical trial for the target indication of prevention and/or treatment of oral mucositis. The results of this phase 1b trial showed that cobiprostone was well-tolerated and revealed low systemic exposure. The next phase of clinical development, a phase 2 trial, is expected to begin in the first half of 2015.

Cobiprostone for Non-Erosive Reflux Disease (NERD)

The Company announced it will begin a development program for cobiprostone to treat non-erosive reflux disease (NERD) for patients who have a non-satisfactory response to proton pump inhibitors.  The Company plans to initiate a phase 2 program in NERD by the end of 2014.

Unoprostone isopropyl for Retinitis Pigmentosa (RP)

The Company has received orphan drug designation for unoprostone isopropyl from the FDA for the treatment of retinitis pigmentosa (RP) and from European Medicines Agency.  In the first quarter of 2015 the Company will obtain interim, one-year data from the two-year Phase 3 study for RP in Japan, which is being funded by the Company's partner R-Tech Ueno.  The Company continues to work with clinical experts and regulators in the U.S. and Europe to determine a go-forward plan for development of RP in these markets.  Taken together, these will provide the Company with the information needed to decide on next steps in RP by mid-2015, with the aim to expand to a global program.  Additionally, the Company is evaluating opportunities in other retinal diseases, such as geographic atrophy, the advanced stage of age-related macular degeneration.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 12, 2014. The financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and September 30, 2013 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo AG (SAG) based in Zug, Switzerland, through which the Company conducts certain of its worldwide and European operations; Sucampo Pharma, Ltd. (SPL) based in Tokyo and Osaka, Japan, through which the Company conducts its Asian operations; Sucampo Pharma Americas LLC, (SPA) based in Bethesda, Maryland, through which the Company conducts its North and South American operations; and Sucampo Pharma Europe, Ltd., (SPE) based in Oxford, United Kingdom. The Company liquidated Ambrent Investments S.à.r.l., based in Luxembourg, at the end of 2013. All significant inter-company balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment”. Under the new standard, only disposals representing a strategic shift in operations that have a major effect on the organization's operations and financial results, or a business activity classified as held for sale, should be presented as discontinued operations. Additionally, it expands the disclosure requirements for discontinued operations to provide more information regarding the assets, liabilities, income and expenses of discontinued operations. This update is effective for interim and annual periods beginning after December 15, 2014, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers." While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements-Going Concern”. The new standard provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard, but does not expect it will have a material impact on the Company’s consolidated financial statements.

Revision to Previously Issued Financial Statements

While preparing historical financial statements for the year ended December 31, 2013 and periods ended March 31, 2014 and June 2014, the Company identified certain immaterial errors in the presentation of certain line items in the previously reported financial statements. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were not material, individually or in aggregate to any previously issued financial statements and, therefore, amendment of previously filed reports with the SEC was not required.

The Company has revised certain comparative periods to correct for these errors; however, certain account balances have not yet been revised. As a result, the Company is including herein the correction of all such immaterial errors that have not been revised in its previous periodic filings. The Company has revised the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 to correct errors in the presentation of gross profit.  As a result of this revision, gross profit was removed as a sub-total and costs of goods sold was disclosed as an operating cost under the heading “Costs and expenses”. Gross profit was presented on the Condensed Consolidated Statements of Operations and Comprehensive Income beginning in the year ended December 31, 2012 and for periods ended March 31, June 30 and September 30, 2013.

In addition, the Company has revised the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013 and 2012, the three months ended March 31, 2013 and March 31, 2014, the three and nine months ended September 30, 2013 and the Consolidated Balance Sheet as of December 31, 2013 and 2012 to correct errors in the recognition of indirect taxes at its Swiss subsidiary. The errors affect the years ended December 31, 2012 and 2013 and the periods ended March 31, 2013, June 30, 2013, September 30, 2013 and March 31, 2014. During those periods, the Company overstated its indirect tax liability and understated net income.

The Company has also revised the Consolidated Statements of Cash Flows for the year ended December 31, 2013 and the nine months ended September 30, 2013 to correct errors in the classification of foreign exchange gains and losses in net cash used in operating activities, investing activities and the effect of exchange rates on cash and cash equivalents and the change in net income. The errors in classification affect the year ended December 31, 2013 and the periods ended September 30, 2013, June 30, 2013 and March 31, 2013. These errors have no effect on the balances of cash and cash equivalents.

Selected Items - Annual	As Previously Reported	Revision Adjustment	As Revised

Consolidated Balance Sheet
(In thousands)	Presentation as of December 31, 2012
Other liabilities	$1,253	$(225)	$1,028
Total liabilities	84,766	(225)	84,541
Accumulated deficit	(34,100)	225	(33,875)
Total stockholders' equity	43,030	225	43,255

Consolidated Statements of Operations and Comprehensive Income
(In thousands)	Presentation as of the year ended December 31, 2012
Other income (expense), net	$1,602	$225	$1,827
Total non-operating income (expense), net	(565)	225	(340)
Income (loss) before income taxes	7,752	225	7,977
Net income	4,836	225	5,061
Comprehensive income	3,148	225	3,373

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)	Presentation as of the year ended December 31, 2013
Other income (expense), net	$2,921	$596	$3,517
Total non-operating income (expense), net	1,151	596	1,747
Income (loss) before income taxes	10,347	596	10,943
Net income	6,419	596	7,015
Net income per share: Basic	0.15	0.02	0.17
Net income per share: Diluted	0.15	0.01	0.16
Comprehensive income	5,854	596	6,450

Consolidated Statements of Cash Flows
(In thousands)	Presentation as of the year ended December 31, 2013
Net cash provided by (used in) operating activities	$(5,418)	$1,209	$(4,209)
Net cash provided by (used in) investing activities	(13,881)	1,265	(12,616)
Effect of exchange rates on cash and cash equivalents	798	(2,474)	(1,676)

Selected Items - Quarterly	As Previously Reported	Revision Adjustment	As Revised

Consolidated Balance Sheet
(In thousands)	Presentation as of March 31, 2014
Other Assets	$455	$28	$483
Other liabilities	1,596	(917)	679
Total liabilities	78,839	(917)	77,922
Accumulated deficit	(27,006)	945	(26,061)
Total stockholders' equity	65,406	945	66,351

Consolidated Statements of Operations and Comprehensive Income
(In thousands)	Presentation as of the three months ended March 31, 2014
Other income (expense), net	$(323)	$124	$(199)
Total non-operating income (expense), net	(666)	124	(542)
Income (loss) before income taxes	1,939	124	2,063
Income tax benefit (provision)	(1,264)	(44)	(1,308)
Net income	675	80	755
Comprehensive income	564	80	644

Consolidated Balance Sheet
(In thousands)	Presentation as of March 31, 2013
Other liabilities	$1,210	$(293)	$917
Total liabilities	93,348	(293)	93,055
Accumulated deficit	(37,245)	293	(36,952)
Total stockholders' equity	40,003	293	40,296

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)	Presentation as of the three months ended March 31, 2013
Other income (expense), net	$1,081	$69	$1,150
Total non-operating income (expense), net	605	69	674
Income (loss) before income taxes	(2,003)	69	(1,934)
Net income	(3,145)	69	(3,076)
Net income per share: Basic	(0.08)	0.01	(0.07)
Net income per share: Diluted	(0.08)	0.01	(0.07)
Comprehensive income	(3,108)	69	(3,039)

Selected Items - Quarterly	As Previously Reported	Revision Adjustment	As Revised

Consolidated Balance Sheet
(In thousands)	Presentation as of September 30, 2013
Other liabilities	$1,296	$(651)	$645
Total liabilities	79,923	(651)	79,272
Accumulated deficit	(29,834)	651	(29,183)
Total stockholders' equity	49,797	651	50,448

	As Previously Reported		Revision Adjustment		As Revised
Condensed Consolidated Statements of Operations and Comprehensive Income	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2013
Gross profit	$14,896	$55,647	$(14,896)	$(55,647)	$0	$0
Total costs and expenses	(15,940)	(49,130)	(6,267)	(9,457)	(22,207)	(58,587)
Other income (expense), net	(49)	1,776	232	427	183	2,203
Total non-operating income (expense), net	(490)	390	232	427	(258)	817
Income (loss) before income taxes	(1,534)	6,907	232	427	(1,302)	7,334
Net income	1,291	4,266	232	427	1,523	4,693
Net income per share: Basic	0.03	0.10	0.01	0.01	0.04	0.11
Net income per share: Diluted	0.03	0.10	0.01	0.01	0.04	0.11
Comprehensive income	1,056	3,863	232	427	1,288	4,290

Condensed Consolidated Statements of Cash Flows
(In thousands)	Presentation as of the nine months ended September 30, 2013
Net cash provided by (used in) operating activities	$(8,178)	$985	$(7,193)
Net cash provided by (used in) investing activities	(12,334)	470	(11,864)
Effect of exchange rates on cash and cash equivalents	(2)	(1,455)	(1,457)

Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)	Presentation as of the three months ended December 31, 2013
Net Income (loss)	$2,153	$170	$2,323
Net income per share: Basic	0.05	0.01	0.06

Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)	Presentation as of the three months ended December 31, 2012
Net Income (loss)	$13,532	$225	$13,757
Net income per share: Diluted	0.32	0.01	0.33

2.      Summary of Significant Accounting Policies

Restricted Cash

Restricted cash primarily represents collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., or the Tokyo-Mitsubishi Bank; a loan agreement with The Mizuho Bank, Ltd., or the Mizuho Bank; a loan agreement between Numab AG, or Numab, and Zurcher Kantonalbank, or the Numab Loan, under which the Company serves as guarantor; and operating leases with certain financial institutions. Restricted cash totaled approximately $28.4 million at September 30, 2014 and $28.6 million at December 31, 2013.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of September 30, 2014 and December 31, 2013, approximately $21.2 million, or 19.9%, and $16.4 million, or 17.1%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the United States government or United States government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 62.4% and 73.9% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively, and 66.7% and 82.9% for the nine months ended September 30, 2014 and 2013, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 72.4% and 88.2% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at September 30, 2014 and December 31, 2013, respectively.

Revenues from another unrelated party, Abbott, accounted for 36.2% and 24.5% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively, and 31.8% and 16.4% for the nine months ended September 30, 2014 and 2013, respectively.

The Company depends significantly upon its collaborations with Takeda and Abbott, and its revenues may be adversely impacted if these relationships are disrupted.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses. The carrying amounts of the notes payable at September 30, 2014 and December 31, 2013 were less than the estimated fair values (see Note 9 below).

Accounts Receivable and Unbilled Accounts Receivable

The Company’s allowance for doubtful accounts related to certain disputed Takeda invoices totaled approximately $796,000 and $440,000 as of September 30, 2014 and December 31, 2013, respectively.

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

The computation of net income per share for the three and nine months ended September 30, 2014 and 2013 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Basic net income per share:
Net income	$1,480	$1,523	$3,846	$4,693

Weighted average class A common shares outstanding	43,796	41,863	43,613	41,644

Basic net income per share	$0.03	$0.04	$0.09	$0.11

Diluted net income per share:
Net income	$1,480	$1,523	$3,846	$4,693

Weighted average class A common shares outstanding	43,796	41,863	43,613	41,644
Assumed exercise of stock options under the treasury stock method	-	924	-	1,018
	43,796	42,787	43,613	42,662

Diluted net income per share	$0.03	$0.04	$0.09	$0.11

The following securities were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2014 and 2013 as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Employee stock options	1,759	576	438	576

4.      Current and Non-Current Investments

At September 30, 2014 and December 31, 2013, current and non-current available-for-sale investments consisted of the following securities:

	September 30, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Commercial paper	$400	$-	$-	$400
U.S. government agencies	4,205	2	-	4,207
Certificates of deposits	4,250	-	-	4,250
Total	$8,855	$2	$-	$8,857

Non-current:
U.S. government agencies	$8,055	$-	$(24)	$8,031
Certificates of deposit	4,000	-	-	4,000
Corporate bonds	1,018	-	(3)	1,015
Total	$13,073	$-	$(27)	$13,046

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government securities	$1,000	$-	$-	$1,000
U.S. government agencies	9,048	3	-	9,051
Certificates of deposit	3,500	-	-	3,500
Corporate bonds	752	-	-	752
Municipal securities	1,700	-	-	1,700
Total	$16,000	$3	$-	$16,003

Non-current:
U.S. government agencies	$4,212	$-	$(3)	$4,209
Certificates of deposits	2,500	-	-	2,500
Corporate bonds	511	-	(1)	510
Total	$7,223	$-	$(4)	$7,219

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

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, at September 30, 2014 and December 31, 2013, were as follows:

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Commercial paper	$-	$8,499	$-	$8,499
U.S. government agencies	-	12,239	-	12,239
Certificates of deposit	-	8,250	-	8,250
Corporate bonds	-	3,622	-	3,622
Money market funds	7,573	-	-	7,573
Total assets measured at fair value	$7,573	$32,610	$-	$40,183

	Fair Value Measurements at Reporting Date Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$1,000	$-	$1,000
U.S. government agencies	-	13,260	-	13,260
U.S. commercial paper	-	6,449	-	6,449
Municipal securities	-	1,700	-	1,700
Certificates of deposit	-	6,000	-	6,000
Corporate bonds	-	5,533	-	5,533
Money market funds	5,955	-	-	5,955
Total assets measured at fair value	$5,955	$33,942	$-	$39,897

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5.      Intangible Assets

The Company reviews definite lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable. The carrying value of an intangible asset is assessed for impairment whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. The amount of impairment loss recognized is the amount the carrying value exceeds its fair value.

During the three months ended September 30, 2014 the Company made the decision to cease RESCULA direct commercialization activities and will no longer market RESCULA for its approved U.S. Food and Drug Administration (FDA) indication. During the three months ended September 30, 2014 the company recorded an impairment charge of $5.6 million which represented the full amount of the remaining balances of the unamortized intangibles related to its two RESCULA license agreements described below. Fair value was determined based on an income approach. Both license agreements were for the development and commercialization of RESCULA for its approved indication and for any new indications for unoprostone isopropyl. Of the total impairment charge, $1.5 million is included in the Company’s Americas segment, and $4.1 million is included in the Company’s Europe segment. There were no impairment charges recorded during the three months ended September 30, 2013.

In April 2009, the Company entered into an agreement with R-Tech (the 2009 R-Tech Agreement) to license all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the United States and Canada. A supplemental new drug application for RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of IOP in patients with open-angle glaucoma or ocular hypertension was approved by the FDA in December 2012 and the Company began commercializing the product in February 2013.

Under the terms of the 2009 R-Tech Agreement, the Company made upfront and milestone payments totaling $3.5 million, of which $3.4 million was allocated to an intangible asset. The $3.4 million is included in intangible assets, net in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2013. During the three months ended September 30, 2014 the Company ceased direct commercialization activities of RESCULA and has fully impaired the unamortized value of this intangible asset resulting in a charge of $1.5 million. The Company had been amortizing the $3.4 million intangible over the 10-year life of the 2009 R-Tech Agreement, which the Company believed approximated the useful life of the underlying rights and data for the approved FDA indication. Amortization expense was approximately $57,000 and $85,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $227,000 and $256,000 for the nine months ended September 30, 2014 and 2013, respectively. The unamortized amount included in intangible assets was nil at September 30, 2014 and $1.8 million at December 31, 2013, respectively.

In March 2011, the Company entered into a license agreement with R-Tech for unoprostone isopropyl, or the 2011 R-Tech Agreement, expanding the Company’s development and commercialization rights as well as its territories beyond their previously agreed territory of the United States and Canada to the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. Pursuant to the 2011 R-Tech Agreement, the Company made payments to R-Tech of $6.0 million, which is reflected in intangible assets, net in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2013. The Company has fully impaired the unamortized value of this intangible asset during the three months ended September 30, 2014 resulting in a charge of $4.1 million. The Company had been amortizing the $6.0 million intangible over the 10-year life of the 2011 R-Tech Agreement which the Company believed approximated the useful life of the underlying rights and data for the indication previously approved in Europe. Amortization expense was approximately $102,000 and $153,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $409,000 and $460,000 for the nine months ended September 30, 2014 and 2013, respectively. The unamortized amount included in intangible assets was nil at September 30, 2014 and $4.4 million at December 31, 2013, respectively.

6.      Accrued Expenses

Accrued expenses consist of the following as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014	December 31, 2013
Research and development costs	$2,826	$1,775
Employee compensation	2,488	2,531
Selling and marketing costs	305	584
Legal service fees	983	14
Other accrued expenses	558	778
Total	$7,160	$5,682

7.       Commitments

Operating Leases

The Company leases office space in the United States, Switzerland and Japan under operating leases through 2018. Total future minimum, non-cancelable lease payments under the Company's operating leases are as follows as of September 30, 2014:

(In thousands of U.S. dollars)	September 30, 2014
2014	$354
2015	1,258
2016	1,290
2017	345
2018	204
Total minimum lease payments	$3,451

Rent expense for all operating leases was approximately $343,000 and $323,000 for the three months ended September 30, 2014 and 2013, respectively, and $1.0 million for both the nine months ended September 30, 2014 and 2013, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organizations to oversee clinical research and development studies provided on an outsourced basis, and to assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs under these agreements as of September 30, 2014 were approximately $6.9 million.

Numab Commitment

In the event that Numab defaults under the Numab Loan, the Company’s maximum contingent liability under the Numab Agreement (see Note 8) is $2.3 million. As of September 30, 2014, the potential amount of payments in the event of Numab’s default under the Numab Loan was $2.1 million.  At September 30, 2014 and December 31, 2013, the Company had a recorded liability of $1.0 million and $663,000, respectively, to meet a potential loan default by Numab.

8.      Related Party Transactions

R-Tech Ueno, Ltd.

The Company recorded the following expenses for the three and nine months ended September 30, 2014 and 2013 under all of its agreements with R-Tech, including the 2009 R-Tech Agreement, the 2011 R-Tech Agreement and various exclusive supply agreements with R-Tech:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Clinical supplies	$88	$35	$254	$255
Other research and development services	139	75	170	181
Commercial supplies	4,507	3,173	12,133	7,906
	$4,734	$3,283	$12,557	$8,342

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014	December 31, 2013
Deferred revenue, current	$369	$477
Deferred revenue, non-current	4,473	4,925
	$4,842	$5,402

The Company recognized approximately $160,000 and $105,000 of revenue relating to its agreements with R-Tech for the three months ended September 30, 2014 and 2013, respectively, and approximately $369,000 and $373,000 for the nine months ended September 30, 2014 and 2013, respectively. Such revenue was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Numab AG

In September 2011, the Company entered into a Loan Guarantee and Development Agreement, or the Numab Agreement, with Numab. Numab is a related party of the Company as a result of the Company hiring as an executive officer an individual who holds an ownership interest in Numab. Under the terms of the Numab Agreement, the Company provided Numab with CHF 5.0 million as collateral and serves as guarantor for Numab on a loan from a third party, Zurcher Kantonalbank. During the first quarter of 2013, the collateral amount was reduced to CHF 2.2 million, or approximately $2.3 million as of September 30, 2014. As of September 30, 2014, Numab has utilized CHF 2.0 million of its loan facility, or approximately $2.1 million.

9.      Notes Payable

In November 2010, the Company entered into a secured term loan agreement with the Tokyo-Mitsubishi Bank for ¥1.0 billion, approximating $11.6 million as of the closing date. The loan renews every November. The interest rate at September 30, 2014 was 1.21%. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $9.1 million and $9.5 million as of September 30, 2014 and December 31, 2013, respectively. A deposit of $14.9 million with the Tokyo-Mitsubishi Bank collateralizing the loan bears annual interest of 0.25%.

In March 2013, the Company entered into a secured term loan agreement with the Mizuho Bank for ¥1.0 billion, approximating $10.6 million as of the closing date. The interest rate at September 30, 2014 was 0.46%. The loan renews every March. The outstanding loan balances included in the accompanying Condensed Consolidated Balance Sheets were $9.1 million and $9.5 million as of September 30, 2014 and December 31, 2013, respectively. A deposit of $11.0 million with the Mizuho Bank collateralizing the loan bears annual interest of 0.30%.

In connection with the Company’s acquisition of SAG in 2010, the Company issued a subordinated unsecured promissory note to each of the Ueno and Kuno Trusts. The interest rate beginning June 1, 2014 is 4.32%.

Due to changes in LIBOR rates, the Company has estimated the fair value of the notes payable as shown in the table below.

Notes payable at their fair value and carrying value consist of the following as of September 30, 2014 and December 31, 2013:

	Fair Value		Carrying Value
(In thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Loan agreements	$18,276	$19,008	$18,276	$19,008
Promissory notes, Sellers of SAG	30,984	34,889	29,807	33,712
	$49,260	$53,897	$48,083	$52,720

Notes payable, current			$26,342	$26,892
Notes payable, non-current			21,741	25,828
			$48,083	$52,720

The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 above, and is classified as a Level 2 security.

10.      Collaboration and License Agreements

Abbott Agreement

Under the Abbott Agreement, the Company has received a total of $37.5 million in upfront, development and commercial milestone payments through September 30, 2014. Additionally, on October 6, 2014, the Company invoiced Abbott $2.5 million pursuant to the Abbott Agreement for a commercial milestone payment as a result of the first occurrence of annual net sales of lubiprostone in Japan exceeding ¥5.0 billion. This milestone payment was recognized in the third quarter of 2014 and is expected to be received in the fourth quarter of 2014.

The following table summarizes the cash streams and related revenue recognized or deferred under the Abbott Agreements for the nine months ended September 30, 2014:

(In thousands)	Amount Deferred at December 31, 2013	Cash Received for the Nine Months Ended September 30, 2014	Revenue Recognized for the Nine Months Ended September 30, 2014	Change in Accounts Receivable for the Nine Months Ended September 30, 2014	Foreign Currency Effects for the Nine Months Ended September 30, 2014	Amount Deferred at September 30, 2014
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$555	$-	$30	$-	$(20)	$505

Product sales revenue	$-	$20,775	$22,206	$1,824	$(393)	$-

Product sales milestone	$-	$-	$2,500	$2,500	$-	$-

Takeda Agreements

Under the Takeda Agreements, the Company has received a total of $160.0 million in upfront, development and commercial milestone payments through September 30, 2014.

The following table summarizes the cash streams and related revenue recognized or deferred under the Takeda Agreements for the nine months ended September 30, 2014:

(In thousands)	Amount Deferred at December 31, 2013	Cash Received for the Nine Months Ended September 30, 2014	Revenue Recognized for the Nine Months Ended September 30, 2014	Change in Accounts Receivable for the Nine Months Ended September 30, 2014*	Amount Deferred at September 30, 2014
Collaboration revenue:
Up-front payment associated with participate in joint committees	$1,029	$-	$73	$-	$956

Research and development revenue:
Reimbursement of research and development expenses	$419	$7,200	$5,281	$112	$2,450

Product royalty revenue	$-	$42,218	$44,200	$1,982	$-

Co-promotion revenue	$-	$1,381	$2,021	$640	$-
*      Includes billed and unbilled accounts receivable.

11.      Stock Option Plans

   A summary of employee stock option activity for the nine months ended September 30, 2014 under the Company’s Amended and Restated 2001 Stock Incentive Plan, or the 2001 Stock Incentive Plan, is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	146,200	$10.00
Options expired	(25,500)	10.00
Options outstanding, September 30, 2014	120,700	10.00	1.59	$-
Options exercisable, September 30, 2014	120,700	10.00	1.59	$-

A summary of employee stock option activity for the nine months ended September 30, 2014 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	2,513,063	$5.03
Options granted	1,861,745	7.29
Options exercised	(405,140)	4.36
Options forfeited	(209,493)	4.59
Options expired	(193,275)	4.81
Options outstanding, September 30, 2014	3,566,900	6.33	8.42	$3,085,216
Options exercisable, September 30, 2014	958,582	5.93	6.35	$1,402,961

Performance-based stock options granted to the CEO totaled 200,000 and vest when the Company’s stock price meets or exceeds $16.00 over a continuous 30 day trading period. These options expire on the four year anniversary of the grant if not vested at that time, and if vested, expire on July 30, 2028. The Company used a Monte Carlo approach and a Geometric Brownian Motion stock-pricing model to estimate the fair value of these options. During the quarter ended September 30, 2014, the Company granted time-based stock options to all eligible employees. For certain eligible employees, the granted stock options had accelerated vesting conditions. Those accelerated-vesting conditions applied to 450,000 stock options and cliff vest after four years, but one third of the total award may vest each time certain pre-determined strategic objectives of the Company have been met. The granted stock options expire ten years from date of grant, and the Company used a Black-Scholes option-pricing model to estimate the fair value of these options. Time-based stock options granted totaled 341,745 and vest in equal annual installments over four years from date of grant and expire ten years from date of grant. The Company used a Black-Scholes option-pricing model to estimate the fair value of these options.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 and the year ended December 31, 2013 was $7.29 and $7.36, respectively. As of September 30, 2014, approximately $5.3 million of total unrecognized compensation costs, net of estimated forfeitures related to non-vested awards, are expected to be recognized over a weighted average period of 3.32 years.

A summary of non-employee stock option activity for the nine months ended September 30, 2014 under the Company’s 2001 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	410,000	$5.85
Options exercised	(67,500)	5.85
Options outstanding, September 30, 2014	342,500	5.85	0.58	$222,625
Options exercisable, September 30, 2014	342,500	5.85	0.58	$222,625

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, the Company received $9,670 and $6,416 upon employees’ purchase of 1,566 and 1,082 shares of class A common stock during the three months ended September 30, 2014 and 2013, respectively, and $22,896 and $17,411 upon employees’ purchase of 3,555 and 2,846 shares of class A common stock during the nine months ended September 30, 2014 and 2013, respectively.

12.      Income Taxes

For the three months ended September 30, 2014 and 2013, the Company recorded a tax provision of $2.3 million and a tax benefit of $2.8 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded tax provisions of $5.4 million and $2.6 million, respectively.  The tax provision for the three and nine months ended September 30, 2014 primarily pertained to the pre-tax income and losses generated by the Company’s U.S., Japanese and Swiss subsidiaries. The tax benefit for the three months ended September 30, 2013 primarily pertained to the pre-tax losses generated by the Company’s U.S. subsidiary. The tax provision for the nine months ended September 30, 2013 primarily pertained to pre-tax income generated by the Company’s U.S. and Japanese subsidiaries.

The Company evaluated the need for a valuation allowance in foreign jurisdictions and concluded based on the most recent forecast of future income that it is more likely than not that it will not realize the benefit of a portion of its deferred tax assets in Japan; therefore, a discrete tax expense of approximately $517,000 was recorded for the three months ended September 30, 2014 to increase the valuation allowance. The Company will continue to evaluate the need for a valuation allowance in all foreign jurisdictions. Any release of valuation allowance would have a positive impact on the effective tax rate for the period.

Uncertain Tax Positions

The Company had an outstanding non-current income tax liability of approximately $969,000, including interest, for uncertain tax positions as of September 30, 2014. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements. As of September 30, 2014, $969,000 is reflected as other liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of September 30, 2014 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the three and nine months ended September 30, 2014, the liability for income taxes has decreased approximately $2,000 and increased approximately $290,000, respectively. These changes in the liability are primarily related to the filing positions taken in various jurisdictions related to income tax nexus.

13.           Segment Reporting

The following is a summary of financial information for the Company’s reportable geographic segments:

(In thousands)	Americas	Europe	Asia	Consolidated
Three Months Ended September 30, 2014
Research and development revenue	$1,797	$-	$-	$1,797
Product royalty revenue	16,811	-	-	16,811
Product sales revenue	170	142	11,405	11,717
Co-promotion revenue	936	-	-	936
Contract and collaboration revenue	141	51	10	202
Total revenues	19,855	193	11,415	31,463
Costs of goods sold	79	318	4,577	4,974
Intangible assets impairment	1,502	4,129	-	5,631
Research and development expenses	2,733	1,893	671	5,297
Depreciation and amortization	140	116	7	263
Other operating expenses	8,626	2,630	399	11,655
Income (loss) from operations	6,775	(8,893)	5,761	3,643
Interest income	24	2	-	26
Interest expense	(343)	-	(41)	(384)
Other non-operating income (expense), net	29	(443)	933	519
Income (loss) before income taxes	$6,485	$(9,334)	$6,653	$3,804
Capital expenditures	$13	$-	$-	$13

Three Months Ended September 30, 2013
Research and development revenue	$2,027	$-	$-	$2,027
Product royalty revenue	13,595	-	-	13,595
Product sales revenue	170	17	5,191	5,378
Co-promotion revenue	-	-	-	-
Contract and collaboration revenue	141	12	10	163
Total revenues	15,933	29	5,201	21,163
Costs of goods sold	3,389	4	2,874	6,267
Research and development expenses	3,860	(305)	919	4,474
Depreciation and amortization	309	47	8	364
Other operating expenses	8,893	1,646	563	11,102
Income (loss) from operations	(518)	(1,363)	837	(1,044)
Interest income	18	2	-	20
Interest expense	-	(417)	(44)	(461)
Other non-operating income, net	6	95	82	183
Income (loss) before income taxes	$(494)	$(1,683)	$875	$(1,302)
Capital expenditures	$9	$4	$-	$13

(In thousands)	Americas	Europe	Asia	Consolidated
Nine Months Ended September 30, 2014
Research and development revenue	$5,281	$-	$-	$5,281
Product royalty revenue	44,200	-	-	44,200
Product sales revenue	551	297	24,724	25,572
Co-promotion revenue	2,021	-	-	2,021
Contract and collaboration revenue	424	165	30	619
Total revenues	52,477	462	24,754	77,693
Cost of goods sold	375	357	11,431	12,163
Intangible assets impairment	1,502	4,129	-	5,631
Research and development expenses	7,565	4,528	2,591	14,684
Depreciation and amortization	514	448	22	984
Other operating expenses	25,306	7,364	1,378	34,048
Income (loss) from operations	17,215	(16,364)	9,332	10,183
Interest income	67	6	33	106
Interest expense	(1,054)	-	(122)	(1,176)
Other non-operating income (expense), net	31	547	(435)	143
Income (loss) before income taxes	$16,259	$(15,811)	$8,808	$9,256
Capital expenditures	$58	$2	$2	$62

Nine Months Ended September 30, 2013
Research and development revenue	$16,288	$-	$-	$16,288
Product royalty revenue	37,271	-	-	37,271
Product sales revenue	277	37	10,680	10,994
Co-promotion revenue	61	-	-	61
Contract and collaboration revenue	424	34	32	490
Total revenues	54,321	71	10,712	65,104
Cost of goods sold	3,465	12	5,980	9,457
Research and development expenses	6,446	4,307	3,775	14,528
Depreciation and amortization	543	548	26	1,117
Other operating expenses	27,368	3,374	2,743	33,485
Income (loss) from operations	16,499	(8,170)	(1,812)	6,517
Interest income	54	8	1	63
Interest expense	-	(1,326)	(123)	(1,449)
Other non-operating income (expense), net	(9)	(169)	2,381	2,203
Income (loss) before income taxes	$16,544	$(9,657)	$447	$7,334
Capital expenditures	$40	$110	$3	$153

14.      Subsequent Events

On October 9, 2014, the Company and Takeda executed amendments to the Takeda Agreement as well as to the ancillary agreements which, in part, extended the term of the Takeda Agreement beyond December 2020. During the extended term, Takeda and the Company will share the profits of the branded AMITIZA products. Also, beginning in April 2015, Takeda will no longer reimburse the Company for the product details performed by the Company’s sales force or for promotional materials used by the sales force. As a result, the Company will not use a sales force to promote AMITIZA after the end of 2014.

Also on October 9, 2014, the Company and its affiliate, Sucampo AG, or SAG, (collectively, the Company), along with R-Tech, Takeda and certain affiliates of Takeda (collectively, Takeda Pharmaceutical) executed a settlement and license agreement, (Settlement and License Agreement) with Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par) that resolves patent litigation in the United States related to the Company’s AMITIZA (lubiprostone) 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule product. Under the terms of the Settlement and License Agreement, the Company and R-Tech will grant Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule (collectively, the licensed products) in the U.S. for the indications approved for AMITZA beginning on January 1, 2021, or earlier under certain circumstances.  Also beginning on January 1, 2021, Par will share with the Company the gross profits of the licensed products sold during the term of the Settlement and License Agreement, which continues until each of the Company’s patents has expired.  In the event Par elects to launch an authorized generic product, the Company will supply Par with the product under the terms of a manufacturing and supply agreement at a negotiated price.  Additionally, the Company, R-Tech, Takeda Pharmaceutical, and Par have agreed to dismiss with prejudice the patent litigation filed against Par in the U.S. District Court for the District of Delaware.

On October 17, 2014, SAG and Takeda’s affiliate, Takeda Pharmaceuticals International GmbH Limited, entered into an exclusive global license agreement (Global License Agreement) to develop and commercialize AMITIZA. The territories excluded from the Global License Agreement are Canada, the United States, Japan and the People’s Republic of China. Canada and the U.S. are covered by the Takeda Agreement, and Japan is covered by the Abbott Agreement. The Global License Agreement is effective until it expires on a country-by-country basis on the fourteenth (14th) anniversary of the date of first commercial sale in that country. Under the terms of the Global License Agreement, SAG will receive a nonrefundable upfront payment of $14 million from Takeda for exclusive rights to develop and commercialize AMITIZA in the global markets covered by the Global License Agreement. In addition, SAG will also be eligible for up to $35 million in additional commercial milestone payments contingent on the achievement of certain net sales revenue targets. Takeda will be responsible for all development activities and costs, with SAG assuming responsibility for the first $6 million in development expenses incurred by Takeda. SAG will supply Takeda with AMITIZA at a negotiated supply price. In addition, Takeda will become the marketing authorization holder and will be responsible for all commercialization and regulatory activities for AMITIZA in the territories covered by the Global License Agreement.

On October 21, 2014, the Compensation Committee of the Board of Directors approved a revision to the employment agreements applicable to certain executive officers.  The revision to the employment agreements changes the amount of the lump sum payment to such executive officers in the event the Company terminates the executive officer's employment by not renewing the employment agreement or without cause from six (6) months to twelve (12) months of then current base salary and in the event that the executive officer is terminated other than for cause or terminates for good reason within twelve (12) months following the occurrence of a change in control of the Company as the result of a change in control from twelve (12) months to eighteen (18) months of then current annual base salary. On November 4, 2014, the Company and Mr. Andrew Smith entered into a revision to the employment agreement of Mr. Andrew Smith, the principal accounting officer, which changed the amount of the lump sum payment to Mr. Smith in the event the Company terminates Mr. Smith's employment by not renewing the employment agreement or without cause from thirty (30) days to six (6) months of then current base salary and in the event that the executive officer is terminated other than for cause or terminates for good reason within twelve (12) months following the occurrence of a change in control of the Company as the result of a change in control to twelve (12) months of then current annual base salary. This revision had been previously approved by the Compensation Committee of the Board of Directors but had not been finalized or executed by the Company and Mr. Smith.

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

Overview

We are a global biopharmaceutical company focused on innovative research, discovery, development and commercialization of proprietary drugs to treat gastrointestinal, ophthalmic, neurologic, and oncology-based inflammatory disorders. Over the next five years, we intend to expand our management, organizational and operational capabilities, expand our global partnerships, develop our diversified product pipeline, acquire non-prostone clinical candidates, and enhance our capital structure.

We currently generate revenue mainly from product royalties, development milestone payments, product sales and clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals and additional indications for approved products and other compounds, and seek partnering opportunities for our approved products and compounds on a global basis.

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

Drs. Ryuji Ueno and Sachiko Kuno have direct or indirect interests in our controlling stockholder, S&R Technology Holding, LLC, and are married to each other. Drs. Ueno and Kuno, together, directly or indirectly, own a majority of the stock of R-Tech Ueno, Ltd (R-Tech), a pharmaceutical research, development and manufacturing company in Japan. R-Tech is responsible for the manufacture and supply of all of our drug products for commercial use and clinical development.

Product Pipeline

The table below summarizes the development status of lubiprostone, unoprostone isopropyl and several other product candidates. We currently hold all of the commercialization rights to the compounds in our product pipeline, other than for commercialization of AMITIZA globally, which is covered by our agreements with Takeda Pharmaceutical Company Limited (Takeda) and Abbott Japan Co. Ltd. (Abbott), and other than for RESCULA in Japan, Korea, Taiwan and the People’s Republic of China, or the R-Tech Territory. Commercialization of each product candidate may be implemented after successful completion of clinical studies and approval from appropriate governmental agencies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	_____

		Marketed in the U.K. Initiated mutual recognition process (MRP) for approval in other E.U. countries.	Consider seeking approval for AMITIZA in other E.U. countries following the MRP

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed in the U.S. and Switzerland	Discuss with MHRA regulatory options for obtaining OIC approval in the U.K.

	Chronic constipation	Marketed in Japan	_____

	Alternate formulation	In non-clinical development	Initiate phase 3 trial

	Pediatric functional constipation (6 years - 17 years)	Pivotal and open label Phase 3 trials ongoing	Complete pivotal and open label phase 3 trials

	Pediatric functional constipation (6 months - 6 years)	Alternate formulation in development	Initiate phase 3 program

Unoprostone Isopropyl (RESCULA ®)	Primary open angle glaucoma and ocular hypertension	Marketed in the U.S.	_____

Unoprostone Isopropyl	Retinitis pigmentosa	In phase 3 by development partner R-Tech Ueno. Orphan drug status obtained in the U.S. and E.U.	Meet with the U.S. and European regulators
PO Ion Channel Activator	Lumbar spinal stenosis	Phase 1b completed	Initiate phase 2 trial

Cobiprostone	Oral mucositis	Phase 1b completed	Initiate phase 2 trial

	Non-erosive reflux disease (NERD)	Phase 1b completed	Initiate phase 2 trial

AMITIZA (lubiprostone)

United States (U.S.)

In the United States, we will cease co-promoting AMITIZA for OIC in adults with chronic, non-cancer pain after the end of 2014. In September 2014, we and Takeda launched a pilot direct-to-consumer advertising campaign for AMITIZA in select U.S. markets for adults with CIC. In October 2014, we signed an amendment to the Takeda Agreement which, in part, extended the term beyond December 2020. During the extended term, we will share the annual profits with Takeda on branded AMITIZA sales.  Also, as of April 1, 2015, Takeda will no longer reimburse us for the product detailings of healthcare professionals or for promotional materials used by us.

Japan

In Japan, upon the first occurrence of annual net sales of AMITIZA for CIC exceeding ¥5.0 billion, we recognized a $2.5 million milestone payment from Abbott in the third quarter of 2014, and will receive the milestone payment in the fourth quarter of 2014.

On July 14, 2014, Abbott announced that it had entered into a definitive agreement with Mylan Inc. (Mylan) whereby Mylan will acquire Abbott's non-U.S. developed markets specialty and branded generics business. We understand that under the license, commercialization and supply agreement, (the Abbott Agreement) with Abbott, pursuant to which AMITIZA is marketed, is one of the assets Abbott has agreed to sell to Mylan as part of this transaction. We expect to have discussions with Mylan about its performance of the Abbott Agreement and do not anticipate any adverse impact to sales of AMITIZA in Japan in 2014.

Global Markets

In February 2014 we announced that in Switzerland the Bundesamt fur Gesundheit (BAG) had revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Spezialitätenliste to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period. In July 2014, we announced that Swissmedic, the Swiss Agency for Therapeutic Products, approved AMIITZA for the treatment of OIC in chronic, non-cancer adult patients. In September 2014, Swissmedic indicated that it would not permit reimbursement for OIC prescriptions. We are currently evaluating the appropriate next steps with the BAG.

In August 2014, we signed an exclusive global manufacturing and supply agreement with R-Tech for clinical and commercial supplies of AMITIZA in most global markets.

On October 17, 2014, we and Takeda’s affiliate, Takeda Pharmaceuticals International GmbH Limited, entered into an exclusive global license agreement (Global License Agreement) to develop and commercialize AMITIZA. The territories excluded from the Global License Agreement are Canada, the United States, Japan and the People’s Republic of China. Canada and the U.S. are covered by the Takeda Agreement, and Japan is covered by the Abbott Agreement. The Global License Agreement is effective until it expires on a country-by-country basis on the fourteenth (14th) anniversary of the date of first commercial sale in that country. Under the terms of the Global License Agreement, we will receive a nonrefundable upfront payment of $14 million from Takeda for exclusive rights to develop and commercialize AMITIZA in the global markets covered by the Global License agreement.  In addition, we will also be eligible for up to $35 million in additional commercial milestone payments contingent on the achievement of certain net sales revenue targets. Takeda will be responsible for all development activities and costs, with us assuming responsibility for the first $6 million in development expenses incurred by Takeda. We will supply Takeda with AMITIZA at a negotiated supply price. In addition, Takeda will become the marketing authorization holder and will be responsible for all commercialization and regulatory activities for AMITIZA in the territories covered by the Global License Agreement. There will be a transition period while the marketing authorization is transferred from us to Takeda in the United Kingdom and Switzerland, during which we will be progressing the Mutual Recognition Procedure for certain European Union (EU) countries selected by Takeda. We will also be responsible for the conduct of the European Pediatric Investigation Plan at our cost but will not be required to conduct any additional studies.

We filed AMITIZA for the CIC and OIC indications in Canada in October 2014 and we anticipate a decision in the second half of 2015.

RESCULA (unoprostone isopropyl)

Under the 2009 R-Tech Agreement and the 2011 R-Tech Agreement, we hold the exclusive rights to commercialize and develop unoprostone isopropyl worldwide, excluding the R-Tech Territory, for its approved indication and all new ophthalmic indications developed by us. However, we have ceased marketing RESCULA and in the third quarter of 2014 incurred a $5.6 million intangible assets impairment related to RESCULA (see Note 5.)

Our Other Clinical Development Programs

Lubiprostone

Pediatric Functional Constipation

As previously disclosed, two of the four planned phase 3 studies for our pediatric functional constipation development program are ongoing, both of which are testing the 24 mcg soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age: a 12-week, randomized, placebo-controlled trial that initiated in December 2013 and a follow-on, long-term safety extension study that initiated in March 2014.

Alternate Formulation Lubiprostone

As previously disclosed, we have been developing a new dosage form of lubiprostone for patients who will not swallow the soft gelatin capsule. Takeda has agreed to fund 100% of the costs for the alternate formulation work for lubiprostone. Feasibility testing for this alternate formulation work is ongoing and is expected to be completed in the first quarter of 2015. If successful, the alternate formulation will enable future studies of lubiprostone in adults and younger children who will not swallow the current soft gelatin capsule formulation.

Intravenous and Oral Ion Channel Activators

Lumbar Spinal Stenosis

Two ion channel activators, in both the intravenous (IV) and oral (PO) forms, are in clinical development for the treatment of lumbar spinal stenosis, or LSS. Positive top-line results from a phase 1b trial evaluating the safety and pharmacokinetics (PK) of the orally administered ion channel activator demonstrated the compound to be generally well-tolerated. We plan to conduct an additional phase 2 study in the second half of 2015 to evaluate the clinical effectiveness of the PO ion channel activator in LSS. We have decided not to proceed with the IV version at this time.

Cobiprostone

Oral Spray for Oral Mucositis

Cobiprostone is in development for the target indication of prevention and/or treatment of oral mucositis. In the first quarter of 2014, we completed our phase 1b trial that evaluated the safety and PK of an oral spray formulation of cobiprostone. The results of this phase 1b trial showed that cobiprostone was well-tolerated overall and revealed low systematic exposure. The next phase of clinical development, a phase 2 trial, is expected to begin in the first half of 2015.

Cobiprostone for Non-Erosive Reflux Disease (NERD)

We announced we will begin a development program for cobiprostone to treat non-erosive reflux disease (NERD) for patients who have a non-satisfactory response to proton pump inhibitors.  We plan to initiate a phase 2 program in NERD by the end of 2014.

Unoprostone isopropyl for Retinitis Pigmentosa (RP)

We have received orphan drug designation for unoprostone isopropyl from the FDA for the treatment of retinitis pigmentosa (RP) and from European Medicines Agency.  In the first quarter of 2015 we will obtain interim, one-year data from the two-year Phase 3 study for RP in Japan, which is being funded by our partner R-Tech Ueno.  We continue to work with clinical experts and regulators in the U.S. and Europe to determine a go-forward plan for development of RP in these markets.  Taken together, these will provide us with the information needed to decide on next steps in RP by mid- 2015, with the aim to expand to a global program.  Additionally, we are currently evaluating opportunities in other retinal diseases, such as geographic atrophy, the advanced stage of age-related macular degeneration.

Results of Operations

Comparison of three months ended September 30, 2014 and September 30, 2013

Revenues

The following table summarizes our revenues:

	Three Months Ended September 30,
(In thousands)	2014	2013
Research and development revenue	$1,797	$2,027
Product royalty revenue	16,811	13,595
Product sales revenue	11,717	5,378
Co-promotion revenue	936	-
Contract and collaboration revenue	202	163
Total	$31,463	$21,163

Total revenues were $31.5 million for the three months ended September 30, 2014 compared to $21.2 million for the three months ended September 30, 2013, an increase of $10.3 million, or 48.7%.

Research and development revenue

Research and development revenue was $1.8 million for the three months ended September 30, 2014 compared to $2.0 million for the three months ended September 30, 2013, a decrease of $230,000.

Product royalty revenue

Product royalty revenue was $16.8 million for the three months ended September 30, 2014 compared to $13.6 million for the three months ended September 30, 2013, an increase of $3.2 million, or 23.7%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes.

Product sales revenue

Product sales revenue represents drug product net sales of AMITIZA in Japan and Switzerland, and drug product net sales of RESCULA in the United States. Product sales revenue was $11.8 million for the three months ended September 30, 2014 compared to $5.4 million for the three months ended September 30, 2013, an increase of $6.3 million, or 117.9%. The increase was primarily due to the increased volume of AMITIZA sales in Japan and a $2.5 million milestone payment earned in Japan as a result of the first occurrence of annual net sales of lubiprostone in Japan exceeding ¥5.0 billion.

Co-promotion revenue

Co-promotion revenue was $936,000 for the three months ended September 30, 2014 compared to nil for the three months ended September 30, 2013, an increase of $936,000. The increase resulted from our specialty sales force shifting back to co-promoting AMITIZA in 2014 after having shifted away from co-promoting AMITIZA in 2013.

Contract and collaboration revenue

Contract and collaboration revenue was $202,000 for the three months ended September 30, 2014 compared to $163,000 for the three months ended September 30, 2013, an increase of $39,000.

Costs of Goods Sold

The following table summarizes our costs of goods sold expenses:

	Three Months Ended September 30,
(In thousands)	2014	2013
Product purchases	$4,886	$3,180
Inventory write-off	-	3,041
Distribution	88	46
Total	$4,974	$6,267

Total costs of goods sold for the three months ended September 30, 2014 were $5.0 million compared to $6.3 million for the three months ended September 30, 2013, a decrease of $1.3 million, or 20.6%. The decrease was primarily due to a $3.0 million non-cash write-off of RESCULA inventory in the prior year period which did not reoccur, partially offset by higher product purchases expenses as a result of increased volume of AMITIZA sales in Japan.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended September 30,
(In thousands)	2014	2013
Direct costs:
Lubiprostone	$3,238	$2,712
Cobiprostone	241	83
Ion channel activators	333	795
Unoprostone isopropyl	346	(396)
Other	392	239
Total	4,550	3,433

Indirect costs	747	1,041
Total	$5,297	$4,474

Total research and development expenses for the three months ended September 30, 2014 were $5.3 million compared to $4.5 million for the three months ended September 30, 2013, an increase of $823,000, or 18.4%. The increase was primarily due to increased costs of our lubiprostone pediatric trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended September 30,
(In thousands)	2014	2013
Salaries, benefits and related costs	$2,551	$2,032
Legal, consulting and other professional expenses	3,727	1,527
Stock option expense	438	268
Pharmacovigilance	153	337
Other expenses	1,248	1,276
Total	$8,117	$5,440

General and administrative expenses were $8.1 million for the three months ended September 30, 2014, compared to $5.4 million for the three months ended September 30, 2013, an increase of $2.7 million, or 49.2%. The increase was primarily due to a significant increase in legal fees incurred prosecuting a patent infringement lawsuit filed by us in February 2013.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses:

	Three Months Ended September 30,
(In thousands)	2014	2013
Salaries, benefits and related costs	$677	$1,652
Consulting and other professional expenses	1,409	1,245
Samples expense	87	1,632
Contract fees	515	71
Data purchases	209	194
Promotional materials & programs	302	471
Other expenses	602	761
Total	$3,801	$6,026

Selling and marketing expenses were $3.8 million for the three months ended September 30, 2014, compared to $6.0 million for the three months ended September 30, 2013, a decrease of $2.2 million, or 36.9%. The decrease was primarily the result of a non-cash write-off of RESCULA samples in the prior year period of $1.5 million that did not reoccur this year, and the replacement in 2014 of our in-house sales force with a lower-cost contract sales force.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense:

	Three Months Ended September 30,
(In thousands)	2014	2013
Interest income	$26	$20
Interest expense	(384)	(461)
Other income, net	519	183
Total	$161	$(258)

Interest income was $26,000 for the three months ended September 30, 2014, compared to $20,000 for the three months ended September 30, 2013, an increase of $6,000.

Interest expense was $384,000 for the three months ended September 30, 2014, compared to $461,000 for the three months ended September 30, 2013, a decrease of $77,000, or 16.7%, primarily due to lower principal balances.

Other income, net was $519,000 for the three months ended September 30, 2014, compared to $183,000 for the three months ended September 30, 2013, an increase of $336,000, or 183.6%. The majority of the increase is due to increases in unrealized and non-cash foreign exchange gains.

Income Taxes

We recorded an income tax provision of $2.3 million for the three months ended September 30, 2014, and an income tax benefit of $2.8 million for the three months ended September 30, 2013. The income tax provision for the three months ended September 30, 2014 primarily pertains to the pre-tax income and losses generated by our U.S., Japanese and Swiss subsidiaries.  The income tax benefit for the three months ended September 30, 2013 primarily pertained to the pre-tax losses generated by our U.S. subsidiary.

Comparison of nine months ended September 30, 2014 and September 30, 2013

Revenues
The following table summarizes our revenues:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Research and development revenue	$5,281	$16,288
Product royalty revenue	44,200	37,271
Product sales revenue	25,572	10,994
Co-promotion revenue	2,021	61
Contract and collaboration revenue	619	490
Total	$77,693	$65,104

Total revenues were $77.7 million for the nine months ended September 30, 2014 compared to $65.1 million for the nine months ended September 30, 2013, an increase of $12.6 million, or 19.3%.

Research and development revenue

Research and development revenue was $5.3 million for the nine months ended September 30, 2014 compared to $16.3 million for the nine months ended September 30, 2013, a decrease of $11.0 million, or 67.6%. The decrease was primarily due to the 2013 receipt of the $10.0 million milestone payment from Takeda upon the first commercial sale of AMITIZA for OIC.

Product royalty revenue

Product royalty revenue was $44.2 million for the nine months ended September 30, 2014 compared to $37.3 million for the nine months ended September 30, 2013, an increase of $6.9 million, or 18.6%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes.

Product sales revenue

Product sales revenue represents drug product net sales of AMITIZA in Japan and Switzerland, and drug product net sales of RESCULA in the United States. Product sales revenue was $25.6 million for the nine months ended September 30, 2014 compared to $11.0 million for the nine months ended September 30, 2013, an increase of $14.6 million, or 133.0%. The increase was primarily due to the increased volume of AMITIZA sales in Japan and a $2.5 million milestone payment earned in Japan as a result of the first occurrence of annual net sales of lubiprostone in Japan exceeding ¥5.0 billion.

Co-promotion revenue

Co-promotion revenue was $2.0 million for the nine months ended September 30, 2014 compared to $61,000 for the nine months ended September 30, 2013, an increase of $2.0 million. The increase resulted from our specialty sales force shifting back to co-promoting AMITIZA in 2014 after having shifted away from co-promoting AMITIZA in 2013.

Contract and collaboration revenue

Contract and collaboration revenue was $619,000 for the nine months ended September 30, 2014 compared to $490,000 for the nine months ended September 30, 2013, an increase of $129,000.

Costs of Goods Sold

The following table summarizes our costs of goods sold expenses:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Product purchases	$11,963	$6,302
Inventory write-off	-	3,041
Distribution	200	114
Total	$12,163	$9,457

Costs of goods sold for the nine months ended September 30, 2014 were $12.2 million compared to $9.5 million for the nine months ended September 30, 2013, an increase of $2.7 million, or 28.6%. The increase was primarily due to the increased volume of AMITIZA sales in Japan, partially offset by a $3.0 million non-cash write-off of RESCULA inventory in the prior year period which did not reoccur.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Direct costs:
Lubiprostone	$7,981	$6,487
Cobiprostone	919	435
Ion channel activators	1,293	2,490
Unoprostone isopropyl	781	298
Other	1,250	1,997
Total	12,224	11,707

Indirect costs	2,460	2,821
Total	$14,684	$14,528

Research and development expenses for the nine months ended September 30, 2014 were $14.7 million compared to $14.5 million for the nine months ended September 30, 2013, an increase of $156,000, or 1.1%.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Salaries, benefits and related costs	$6,584	$6,196
Legal, consulting and other professional expenses	10,603	4,779
Stock option expense	1,135	945
Pharmacovigilance	942	2,103
Other expenses	4,307	4,612
Total	$23,571	$18,635

General and administrative expenses were $23.6 million for the nine months ended September 30, 2014, compared to $18.6 million for the nine months ended September 30, 2013, an increase of $4.9 million, or 26.5%. The increase is primarily due to a significant increase in legal fees incurred prosecuting a patent infringement lawsuit filed by us in February 2013, partially offset by a reduction in pharmacovigilance costs that were associated with launching AMITIZA in Japan in 2013.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Salaries, benefits and related costs	$2,052	$5,333
Consulting and other professional expenses	4,653	3,223
Samples expense	228	2,587
Contract fees	1,313	71
Data purchases	658	630
Promotional materials & programs	784	1,562
Other expenses	1,773	2,561
Total	$11,461	$15,967

Selling and marketing expenses were $11.5 million for the nine months ended September 30, 2014, compared to $16.0 million for the nine months ended September 30, 2013, a decrease of $4.5 million, or 28.2%. The decrease was primarily due to the replacement of our in-house sales force with a lower-cost contract sales force in 2014 and a $1.5 million non-cash write-off of RESCULA samples in the prior year that did not reoccur this year, partially offset by increased commercialization costs for AMITIZA in Europe.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Interest income	$106	$63
Interest expense	(1,176)	$(1,449)
Other income, net	143	$2,203
Total	$(927)	$817

Interest income was $106,000 for the nine months ended September 30, 2014, compared to $63,000 for the nine months ended September 30, 2013, an increase of $43,000.

Interest expense was $1.2 million for the nine months ended September 30, 2014, compared to $1.4 million for the nine months ended September 30, 2013, a decrease of $273,000, or 18.8% primarily due to lower principal balances.

Other income, net was $143,000 for the nine months ended September 30, 2014, compared to $2.2 million for the nine months ended September 30, 2013, a decrease of $2.1 million, or 93.5%. The majority of the decrease related to the change from unrealized and non-cash foreign exchange gains in the prior year period, to unrealized and non-cash foreign exchange losses in the current year period.

Income Taxes

We recorded income tax provisions of $5.4 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively. The tax provision for the nine months ended September 30, 2014 primarily pertains to the pre-tax income and losses generated by our U.S., Japanese and Swiss subsidiaries. The tax provision for the nine months ended September 30, 2013 primarily pertained to the pre-tax income generated by our U.S. and Japanese subsidiaries.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Americas
Total revenues	$19,855	$15,933	$52,477	$54,321
Income (loss) before income taxes	6,485	(494)	16,259	16,544
Europe
Total revenues	193	29	462	71
Loss before income taxes	(9,334)	(1,683)	(15,811)	(9,657)
Asia
Total revenues	11,415	5,201	24,754	10,712
Income before income taxes	6,653	875	8,808	447
Consolidated
Total revenues	31,463	21,163	77,693	65,104
Income (loss) before income taxes	3,804	(1,302)	9,256	7,334

(in thousands)	September 30, 2014	December 31, 2013
Identifiable assets
Americas	$110,229	$95,350
Europe	12,679	23,843
Asia	21,710	17,684
Consolidated	144,618	136,877

Our Americas segment recorded income before income taxes of $6.5 million and loss before income taxes of $494,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $7.0 million. The increase was primarily due to a $3.2 million increase in Product Royalty Revenue as a result of higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes, as well as a $3.3 million decrease in Costs of Goods Sold due to a $3.0 million non-cash write-off of RESCULA inventory in the prior year period which did not reoccur. For the nine months ended September 30, 2014 and 2013, our Americas segment recorded income before income taxes of $16.3 and $16.5 million, respectively, a decrease of $285,000.

Our Europe segment recorded a loss before income taxes of $9.3 million and $1.7 million for the three months ended September 30, 2014 and 2013, a decrease of $7.7 million. For the nine months ended September 30, 2014 and 2013, our Europe segment recorded a loss before income taxes of $15.8 and $9.7 million, respectively, a decrease of $6.2 million, or 63.7%.

Our Asia segment recorded income before income taxes of $6.7 million and $875,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $5.8 million. For the nine months ended September 30, 2014 and 2013, our Asia segment recorded income before income taxes of $8.8 million and $447,000, respectively, an increase of $8.4 million. The increases in each period were primarily due to increased product sales of AMITIZA.

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

Our cash, cash equivalents, restricted cash and investments consisted of the following as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$56,087	$44,102
Restricted cash, current	26,114	26,115
Restricted cash, non-current	2,313	2,471
Investments, current	8,857	16,003
Investments, non-current	13,046	7,219
Total	$106,417	$95,910

Our cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of September 30, 2014 and December 31, 2013, our restricted cash consisted primarily of the collateral pledged to support a loan agreement with Tokyo-Mitsubishi Bank, a loan agreement with the Mizuho Bank, Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of September 30, 2014, our current investments consisted of U.S. government securities, certificates of deposit, and corporate bonds that mature in one year or less.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash provided by (used in):
Operating activities	$7,532	$(7,193)
Investing activities	1,164	(11,864)
Financing activities	3,515	8,403
Effect of exchange rates	(226)	(1,457)
Net increase (decrease) in cash and cash equivalents	$11,985	$(12,111)

Nine months ended September 30, 2014

Net cash provided by operating activities of $7.5 million for the nine months ended September 30, 2014 was primarily due to a net income of $3.8 million plus non-cash expenses totaling $10.4 million (including an intangible assets impairment of $5.6 million), plus cash provided by net changes in other assets and liabilities of $2.2 million, offset by increases in receivables of $9.1 million.

Net cash provided by investing activities of $1.2 million for the nine months ended September 30, 2014 was primarily due to proceeds from the sales of investments.

Net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2014 was realized through the issuance of class A common stock through the “at-the-market” program totaling $5.3 million, exercised options totaling $2.2 million, offset by repayments of notes payable totaling $3.9 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for nine months ended September 30, 2014 was a decrease of $226,000.

Nine months ended September 30, 2013

Net cash used in operating activities was $7.2 million for the nine months ended September 30, 2013. This reflected a net income of $4.7 million, a decrease in accounts payable and accrued expenses of $6.7 million, a decrease in deferred revenue of $3.0 million as well as changes in other operating assets and liabilities.

Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2013. This primarily reflected an increase in restricted cash associated with collateral pledged to support loan agreements and purchase of investments, partially offset by our proceeds from the sales and maturities of investments.

Net cash provided by financing activities was $8.4 million for the nine months ended September 30, 2013. This primarily reflected proceeds from a loan agreement with the Mizuho Bank, partially offset by a payment of $3.7 million on our notes payable and purchases under our stock repurchase program.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2013 was a decrease of $1.5 million.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

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

At September 30, 2014, based upon our current business plan, we believe we have sufficient liquidity for the next 12 months.

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

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended September 30, 2014 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 12, 2014.

Foreign Currency Exchange Rate Risk

We are subject to foreign exchange rate risk for revenues and expenses denominated in foreign currencies. Foreign exchange rate risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of September 30, 2014.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of September 30, 2014 and December 31, 2013, approximately 19.9% and 17.1%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2014. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

On October 9, 2014, we and our affiliate, SAG (collectively, Sucampo), along with R-Tech, Takeda and certain affiliates of Takeda (collectively, Takeda Pharmaceutical) executed a settlement and license agreement (Settlement and License Agreement) with Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively, Par) that resolves patent litigation in the United States related to Sucampo’s AMITIZA (lubiprostone) 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule product. Under the terms of the Settlement and License Agreement, Sucampo and R-Tech will grant Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule (collectively, licensed products) in the U.S. for the indications approved for AMITZA beginning January 1, 2021, or earlier under certain circumstances.  Beginning on January 1, 2021, Par will share with Sucampo the gross profits of the licensed products or an authorized generic sold during the term of the Settlement and License Agreement, which continues until each of the Sucampo patents has expired.  In the event Par elects to launch an authorized generic product, Sucampo will supply Par under the terms of a manufacturing and supply agreement at a negotiated price.  Additionally, Sucampo, R-T-tech, Takeda, and Par have agreed to dismiss with prejudice the patent litigation filed in the U.S. District Court for the District of Delaware. While we are awaiting approval of the settlement by the District Court, we also lodged with the Federal Trade Commission and Department of Justice the settlement documents and the company has not received any objections as of the filing date of third quarter Form 10-Q.

On October 3, 2014, or the Notice Date, Sucampo received a Paragraph IV certification notice letter, or the Notice Letter, regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Dr. Reddy’s Laboratories, Inc., or Dr. Reddy’s, requesting approval to market, sell, and use a generic version of the 8 mcg and 24 mcg AMITIZA soft gelatin capsule, or the lubiprostone capsule, products. In the Notice Letter, Dr. Reddy’s alleges that U.S. Patent Nos. 6,414,016; 6,583,174; 7,064,148; 7,417,067; 8,026,393; 8,071,613; 8,088,934; 8,097,649; 8,114,890; 8,338,639; 8,748,481; 8,779,187; 7,795,312; 8,097,653; and 8,389,542 (collectively, the Patents), which cover compositions, formulations and methods of using AMITIZA, are invalid, unenforceable and/or will not be infringed by Dr. Reddy’s manufacture, use or sale of the product described in its ANDA.  The latest of the Patents expire in 2027. We are currently reviewing the Notice Letter.  By statute, if we initiate a patent infringement lawsuit against Dr. Reddy’s within 45 days of the Notice Date, the FDA would automatically stay approval of Dr. Reddy’s ANDA until the earlier of 30 months from the Notice Date or entry of a district court decision finding the Patents invalid or not infringed. The Company intends to vigorously enforce its intellectual property.

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

(a) None.
(b) Not applicable.
(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.
(b) None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) None.
(b) None.

Item 6. Exhibits

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	Lubiprostone Exclusive Manufacturing and Supply Agreement, dated as of January 1, 2014, by and between Sucampo AG and R-Tech Ueno, Ltd.	Included herewith

10.2*
Settlement and License Agreement, dated September 30, 2014, by and among Applicant, Sucampo AG, R-Tech Ueno, Ltd., Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., Takeda Pharmaceuticals America, Inc., Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc.
Included herewith

10.3*	Manufacturing and Supply Agreement, dated as of September 30, 2014, by and between Sucampo AG and Par Pharmaceutical, Inc.	Included herewith

10.4*
Amendment No. 1, dated September 30, 2014, to Collaboration and License Agreement dated October 29, 2004 and Supplemental Agreement, dated February 1, 2006, by and between Sucampo Pharma Americas, LLC and Takeda Pharmaceutical Company Limited
Included herewith

10.5	Amendment No. 1, dated September 30, 2014, to the Agreement dated October 29, 2004, by and between Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and Sucampo AG	Included herewith

10.6*
Amendment No. 1, dated September 30, 2014, to Supply Agreement dated October 29, 2004, Supply and Purchase Agreement dated January 25, 2006 and the Addendum to the Supply and Purchase Agreement dated November 6, 2013 by and among Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.
Included herewith

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

* Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

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

Sucampo Pharmaceuticals, Inc.

November 7, 2014	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	By:	/s/ CARY J. CLAIBORNE
Cary J. Claiborne
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	Lubiprostone Exclusive Manufacturing and Supply Agreement, dated as of January 1, 2014, by and between Sucampo AG and R-Tech Ueno, Ltd.	Included herewith

10.2*
Settlement and License Agreement, dated September 30, 2014, by and among Applicant, Sucampo AG, R-Tech Ueno, Ltd., Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., Takeda Pharmaceuticals America, Inc., Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc.
Included herewith

10.3*	Manufacturing and Supply Agreement, dated as of September 30, 2014, by and between Sucampo AG and Par Pharmaceutical, Inc.	Included herewith

10.4*
Amendment No. 1, dated September 30, 2014, to Collaboration and License Agreement dated October 29, 2004 and Supplemental Agreement, dated February 1, 2006, by and between Sucampo Pharma Americas, LLC and Takeda Pharmaceutical Company Limited
Included herewith

10.5	Amendment No. 1, dated September 30, 2014, to the Agreement dated October 29, 2004, by and between Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and Sucampo AG	Included herewith

10.6*
Amendment No. 1, dated September 30, 2014, to Supply Agreement dated October 29, 2004, Supply and Purchase Agreement dated January 25, 2006 and the Addendum to the Supply and Purchase Agreement dated November 6, 2013 by and among Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.
Included herewith

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

* Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

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