Form 10-K
period 2014-12-31
Sucampo Pharmaceuticals, Inc.
filed 2015-03-09
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the 14,441,083 shares of class A common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter) was $99.6 million.

As of March 2, 2015, there were 44,900,719 shares of the registrant’s class A common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be held on May 29, 2015, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Overview

We are a global biopharmaceutical company focused on innovative research, and development of proprietary drugs to treat gastrointestinal, ophthalmic, and oncology-based inflammatory disorders, and we are also considering other potential therapeutic applications of our drug technologies.

We currently generate revenue mainly from product royalties, development milestone payments, product sales and clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals and additional indications for our approved products and other compounds, seek global partnering opportunities for our approved products and compounds and seek strategic opportunities for non-prostone clinical candidates.

Our operations are conducted through subsidiaries based in Japan, the U.S., Switzerland and the U.K. Our reportable geographic segments are Asia, the Americas and Europe and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the growth of these segments. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

Drs. Ryuji Ueno and Sachiko Kuno have direct or indirect interests in our controlling stockholder, S&R Technology Holdings, LLC, and are married to each other. Dr. Ueno stepped down as our Chief Executive Officer, Chairman of the Board of Directors, and Board member effective March 3, 2014 and as Chief Scientific Officer effective March 18, 2014. Drs. Ueno and Kuno, together, directly or indirectly, own a majority of the stock of R-Tech Ueno, Ltd (R-Tech), a pharmaceutical research, development and manufacturing company in Japan. R-Tech is responsible for the manufacture and supply of all of our drug products for commercial use and clinical development.

Effective March 3, 2014, Daniel P. Getman, Ph.D. became Chairman of the Board of Directors (Board) and Peter Greenleaf joined us as our Chief Executive Officer and Board member. On December 10, 2014, John H. Johnson was appointed to the Board and the number of directors was increased from seven to eight members.

Our Clinical Development Focus

Our current pipeline is focused on prostone compounds. Prostones are naturally-occurring fatty acid metabolites which originally were thought to be biologically inactive and have now emerged as a promising compound class with physiological activities that can be targeted for the treatment of unmet or underserved medical needs. Prostones are believed to act locally to restore normal function in cells and tissues, and hence, their pharmacologic activity may be targeted to specific organs and tissues. They are believed to possess a mechanism of action as highly potent and selective ion channel activators based on in vitro studies and are physiological mediators that may have a role in the restoration of cellular homeostasis and tissue regeneration.

Our prostone-based compounds target the ClC-2 (chloride) and big potassium, or BK, ion channels. Because these ion channels play an important role in physiology, targeted dosing of prostones may have applicability in many disease states in different organ systems. We have developed synthetic analogs of the naturally occurring prostones, which have been developed to be more potent, selective, and stable, thus enabling their use as drugs. These synthetic prostones are very selective for their molecular targets, and the approved prostone-based compounds are well-tolerated and generally safe.

Our Strategy

Our strategy is focused on becoming a leading biopharmaceutical company. We are built on the ongoing pursuit of scientific innovation and an unwavering passion for changing the lives of patients, their family members and their caregivers for the better. We are committed to harnessing the success of our history to maximize in-market revenues, focus our clinical development efforts, and enhance our scientific capabilities.

After launching our new strategy in August 2014, we executed and accomplished the following key milestones to drive the achievement of that strategy.

Securing Our Foundation
In 2014, we made major gains to solidify our base business and focus our efforts on our core strengths in clinical development.

Strengthening the management team was a key priority, and throughout 2014, we added experienced industry leaders who have successful track records in leading and growing biopharmaceutical companies. The addition of such experienced biopharmaceutical executives equipped us with the depth of scientific leadership necessary to expedite our transformation and to execute on our priorities, including leveraging our strengths in drug development, securing and growing revenue from sales of AMITIZA® (lubiprostone), increasing our pace of current pipeline development and diversifying our portfolio through the acquisition of new science.

Partnerships are essential in driving the global growth of AMITIZA, and in 2014, we announced the following agreements, including global partnerships and resolution of generic litigation, designed to enhance mid- to long-term brand growth for the product:

•
An exclusive license, development, commercialization and supply agreement (Global License Agreement) for lubiprostone with Takeda Pharmaceutical Company Limited (Takeda), where Takeda has the exclusive rights to further develop and commercialize AMITIZA in all global markets, except the U.S., Canada, Japan and the People’s Republic of China;

•
An amendment to the original existing collaboration and license agreement (North America Takeda Agreement) with Takeda covering the U.S. and Canada. The North America Takeda Agreement included various modifications to the original collaboration agreement, such as the extension of the current term, a change to the royalty percentage during the extension period, minimum commercial investment by Takeda during the current term and various governance changes, which would allow Takeda to have additional flexibility in commercializing our flagship product;

•
Along with Takeda and R-Tech, we settled our patent litigation dispute in the U.S. with Anchen Pharmaceuticals, Inc. (Anchen), Par Pharmaceutical, Inc. (Par Pharmaceutical) and Par Pharmaceutical Companies, Inc. (Anchen and the Par Pharmaceuticals entities collectively, Par) with respect to AMITIZA pursuant to a settlement agreement and license agreement allowing us to maintain brand exclusivity during the current term of the North America Takeda Agreement and realize royalty revenue from 2021 to 2027 from generic or authorized generic sales by Par; and

•
An exclusive global manufacturing and supply agreement with R-Tech for clinical and commercial supplies of AMITIZA in most global markets that provides for a lower cost of goods for the Global License Agreement.

Lastly, during 2014, we re-evaluated and accelerated our pipeline, focusing on clinical programs that we believe hold the most promise for patients, the highest likelihood for regulatory approval, and the strongest potential for commercial return. We accelerated a lifecycle management program of AMITIZA, made the decision to exit all direct manufacturing and selling of RESCULA, which provided low return for our shareholders, and resolved Par’s generic challenge to RESCULA in early 2015. However, we will continue to explore the scientific properties of unoprostone isopropyl, the active pharmaceutical ingredient of RESCULA, and apply them to other programs in our pipeline.

Build The Growth Platform
The next element of our strategy is to advance our business through the diversification of our investor base, continue to strengthen our capability in clinical development, and to execute on our pipeline opportunities. Our key priority is to continue to advance our AMITIZA life cycle management programs. In addition, we will continue to optimize and explore our investment in our prostone programs such as cobiprostone for oral mucositis (OM) and non-erosive reflux disease (NERD) and unoprostone for retinitis pigmentosa (RP) and geographic atrophy (GA). We will also enrich our pipeline by acquiring new development-stage programs that complement our current therapeutic areas.

Transform the Business
Finally, through the launch of our AMITIZA lifecycle management programs and new pipeline compounds and the creation of a sustainable pipeline of drug candidates with near-term launch opportunities, we will seek transformative growth by launching additional products for new therapeutic areas, strengthening an already sizable revenue base, and creating a sustainable company that is built to last.

We have commenced an assessment of external programs that complement our existing product pipeline. We continue to seek opportunities for strategic partnerships to augment our existing pipeline and diversify our science. It is our vision to develop into a fully integrated, biopharmaceutical company centered on science and innovation and driven by the passionate and relentless efforts of our employees.

Our Competitive Strengths

Product Pipeline

The table below summarizes the development status of lubiprostone, unoprostone isopropyl and several other product candidates. We currently hold all of the commercialization rights to the compounds in our product pipeline, other than for commercialization of AMITIZA globally, which is covered by our agreements with Takeda and Abbott Japan Co. Ltd. (Abbott), and other than for unoprostone isopropyl, which is licensed to us by R-Tech outside of Japan, Korea, Taiwan and the People’s Republic of China. Commercialization of each product candidate may be implemented after successful completion of clinical studies and approval from appropriate governmental agencies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	_____

		Marketed in the U.K. Received mutual recognition procedure (MRP) recommendation for marketing authorization in select E.U. countries. Filed with Health Canada.	Obtain national marketing authorization from each country included in the MRP application. Obtain decision from Health Canada.

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed in the U.S. and Switzerland. In the U.K., the application is under additional review with the MHRA. Filed with Health Canada.	Obtain decision from the U.K. Obtain decision from Health Canada.

	Chronic constipation	Marketed in Japan	_____

	New formulation	In non-clinical development	Initiate phase 3 trial

	Pediatric functional constipation (6 years - 17 years)	Pivotal and open label Phase 3 trials ongoing	Complete pivotal and open label phase 3 trials

	Pediatric functional constipation (6 months - 6 years)	New formulation in development	Initiate phase 3 program

Unoprostone Isopropyl	Retinitis pigmentosa	In phase 3 by development partner R-Tech Ueno. Orphan drug status obtained in the U.S. and E.U.	Receive interim data from R-Tech's phase 3 trial in Japan and make a go/no go decision for the U.S. and E.U. development.

	Geographic Atrophy	Pre-clinical	Initiate phase 1/2 (POC) trial

Cobiprostone	Oral mucositis	Phase 1b completed	Initiate phase 2 trial

	Non-erosive reflux disease (NERD)	Phase 2 initiated	Complete phase 2 trial

Our Prostone Products (Approved and in Clinical Development)

AMITIZA (lubiprostone)

AMITIZA is a ClC-2 chloride channel activator and is a highly differentiated product with the broadest label in the constipation market. AMITIZA has three indications that cover three distinct patient types: chronic idiopathic constipation (CIC), irritable bowel syndrome with constipation (IBS-C), and opioid-induced constipation (OIC), and it is well-tolerated and has an established safety profile. Since 2006, AMITIZA has been dispensed over 9 million times, and it is the only product currently on the market with a dual mechanism of action: AMITIZA increases intestinal fluid secretion, and it stimulates recovery of mucosal barrier function. AMITIZA users tend to be satisfied with their treatment and post marketing safety monitoring indicates that as seen in the clinical trials, AMITIZA is well-tolerated by patients. AMITIZA addresses a large market with significant unmet need as there are over 48 million total annual prescriptions in the prescription constipation market alone, with an additional $800 million in annual sales in the over-the-counter constipation market. Market research demonstrates that patients are not satisfied with their current treatments, and the accelerating growth of AMITIZA well into its lifecycle is evidence of its value proposition for patients, physicians, and payers.

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

United States

AMITIZA was the first chloride channel activator approved by the U.S. Food and Drug Administration (FDA) for the chronic treatment of CIC in adults of both genders and for IBS-C in women aged 18 years and older with demonstrated safety and efficacy for use beyond 12 weeks.

In April 2013, we received approval for a supplemental new drug application (sNDA) for AMITIZA at dosage strength of 24 micrograms twice daily as the first and only oral medication for the treatment of OIC, in adult patients with chronic, non-cancer pain. In September 2014, we and Takeda launched a pilot direct-to-consumer advertising campaign for AMITIZA in select U.S. markets for adults with CIC which will run through the second half of 2015. In October 2014, we signed an amendment to the North America Takeda Agreement which, among other things, extended the term beyond December 2020, and during the extended term, we will share the annual net sales revenue with Takeda on branded AMITIZA sales. In addition, as of April 1, 2015, Takeda will no longer reimburse us for the product detailing of healthcare professionals or for promotional materials used by us.

We and Takeda jointly develop and Takeda commercializes AMITIZA for CIC, IBS-C and OIC, in the U.S. and Canada under the North America Takeda Agreement. More information on our collaboration with Takeda is found under the heading “North America Takeda Agreement.”

Chronic Idiopathic Constipation (CIC)

Constipation is characterized by infrequent and difficult passage of stool and becomes chronic when a patient suffers specified symptoms for over 12 non-consecutive weeks within a 12-month period. Chronic constipation (CC) is idiopathic if it is not caused by other diseases or by use of medications. Symptoms of CIC include straining, hard stools, bloating and abdominal pain or discomfort. Some patients suffering from occasional constipation may be treated with lifestyle modification, dietary changes and increased fluid and fiber intake, although there is very limited well-controlled clinical trial data in support of these alternatives in CIC or IBS-C patients. For patients who fail to respond to these approaches, physicians may recommend laxatives, most of which are available over-the-counter (not prescription) (OTC) for acute use. These agents do not have approved indications for long-term use by CIC or IBS-C patients nor is such use supported by long-term, well-controlled pivotal clinical trial data.

A meta-analysis published in The American Journal of Gastroenterology in September 2011 estimates that approximately 14% of adults over 15 years of age, or over 30 million people, in the U.S., suffer from CIC. By the time most CIC patients seek care from a physician they have typically tried dietary and lifestyle changes as well as a number of available OTC remedies and remain unsatisfied. OTC medications include laxatives, stool softeners or fiber supplements.

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

Opioid-Induced Constipation (OIC)

OIC is a common adverse effect of chronic opioid use affecting patients taking opioids. Binding of opioids to peripheral opioid receptors in the gastrointestinal tract results in reduction of secretion of electrolytes, such as chloride, and subsequent reduction in small intestinal fluid. In addition, activation of enteric opioid receptors results in abnormal gastrointestinal motility. Together, these processes result in OIC, which is characterized by infrequent and incomplete evacuation of stool, hard stool consistency, and straining associated with bowel movements.

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

There are more than 200 million prescriptions for opioid use in the U.S. annually, and a substantial number of these prescriptions are for non-cancer chronic pain. Market research indicates that there are approximately 2.5-4.5 million moderate to severe sufferers of OIC, and 40-80% of patients taking opioids chronically for non-cancer pain report constipation in the U.S.

Japan

In June 2012, AMITIZA was approved for the treatment of chronic constipation (CC) excluding constipation caused by organic diseases, by the Ministry of Health, Labour and Welfare (MHLW). In December 2013, the two-week limitation on prescriptions, generally applied to all new approvals of products for the first year after U.S. National Institutes of Health (NIH) reimbursement price approval, was removed. AMITIZA is Japan’s only prescription medicine for CC. On February 27, 2015, Abbott Laboratories, Inc. and Mylan, Inc. (Mylan), closed Mylan’s purchase of Abbott’s non-U.S. developed markets specialty and branded generics business which included the license, commercialization and supply agreement with us dated February 19, 2009 (Japan Abbott Agreement). We do not expect any significant changes in the commercialization of AMITIZA in Japan as a result of such transfer. Under the terms of the Japan Abbott Agreement, we received a commercial milestone payment of $2.5 million during the third quarter of 2014 when annual net sales of AMITIZA in Japan exceeded ¥5.0 billion.

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

In Japan, AMITIZA is currently marketed under the Japan Abbott Agreement. More information on our collaboration with Abbott is found under the heading “Abbott Collaboration”.

Europe

In September 2012, we received approval from the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (U.K.) for the use of AMITIZA to treat CIC, and we made AMITIZA available in the U.K. in the fourth quarter of 2013. We subsequently filed for approval for the OIC indication, but in March 2014 we received notification from MHRA that the application for the OIC indication was not approved and after meeting MHRA have requested MHRA to review our application based on the concerns raised during the meeting. We currently await MHRA’s decision on the OIC indication. In July 2014, the National Institute of Health and Care Excellence (NICE) published the technology appraisal guidance recommending the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed laxatives. In January 2015, we successfully completed the European Mutual Recognition Procedure (MRP) for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting in a recommendation for marketing authorization in these markets. Ireland has notified us that it has approved AMITIZA for CIC.

In Switzerland, AMITIZA was approved to treat CIC in 2009. In 2012, we reached an agreement with the Bundesamt fur Gesundheit (BAG), the Federal Office of Public Health in Switzerland, on a reimbursement price and limitations for AMITIZA in Switzerland, and began active marketing in the first quarter of 2013. In February 2014, we announced that the BAG revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Specialitätenliste (SL) to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period.

In Switzerland, AMITIZA was approved for the treatment of OIC in chronic, non-cancer adult patients in July 2014 by the Swissmedic, the Swiss Agency for Therapeutic Products.

Under the terms of the Global License Agreement, Takeda will request from the regulatory authorities that the market authorizations for U.K. and Switzerland be transferred to Takeda in the first half of 2015.

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

Other Global Markets

In August 2014, we signed an exclusive global manufacturing and supply agreement with R-Tech for clinical and commercial supplies of AMITIZA in most global markets. More information on our collaboration with R-Tech is found under the heading “Manufacturing.”

In October 2014, we signed a Global License Agreement to develop and commercialize AMITIZA in all global markets except in the U.S., Canada, Japan and the People’s Republic of China. More information on our collaboration with Takeda is found under the heading “AMITIZA Agreements.”

In October 2014, we filed for regulatory approval of AMITIZA for the CIC and the OIC indications with Health Canada. We anticipate a decision in the second half of 2015.

RESCULA (unoprostone isopropyl)

In the U.S., a sNDA for RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of intraocular pressure (IOP) in patients with open-angle glaucoma or ocular hypertension was approved by the FDA in December 2012. According to the approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower IOP. RESCULA is a BK channel activator, which is different from other IOP lowering agents.

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

In the fourth quarter of 2014, we ceased marketing RESCULA and in February 2015 we alerted physicians that after the March 2015 expiration date, there will be no product available.

Our Other Clinical Development Programs

Lubiprostone Lifecycle Management

New Formulation

It is estimated that approximately 40% of American adults have difficulty swallowing pills. Of those who have experienced difficulty swallowing pills, approximately 14% have delayed taking doses of their medication, 8% have skipped a dose and 4% have discontinued using their medication. In addition, the current formulation of pills is not amenable for administration to young children (6 months and older). We are developing a new formulation of lubiprostone both for adult and pediatric patients who are unable to tolerate capsules, or for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the cost of this new formulation work and we expect to initiate a phase 3 trial in the second half of 2015.

Pediatric Functional Constipation

Constipation in children has similar characteristics to those of constipation in adults; symptoms include infrequent bowel movements, hard stools, large diameter stools and painful passage of stools. Children may also experience fecal retention due to withholding, since there is a tendency to avoid defecation and withhold bowel movements as a result of the pain experienced from the passage of large stools. This withholding of bowel movements can result in episodes of fecal incontinence. The Rome III diagnostic criteria for childhood functional constipation dictate that such symptoms occur at least once per week for at least 2 months prior to diagnosis. Furthermore, ninety percent of pediatric constipation is functional constipation and it occurs in all age groups.

An analysis of longitudinal data in the U.S. showed that over the last decade there has been a nearly 4-fold increase in rates of constipation. Nevertheless, the estimates of the prevalence rate of functional constipation in the pediatric population worldwide have varied greatly, from 4 to 37%. Regardless of this wide range of estimated prevalence, only 50-70% of children with functional constipation demonstrate long-term improvement with the current treatments, indicating a need for better treatments.

In December 2013, we announced the initiation of the pivotal phase 3 clinical program of AMITIZA in pediatric functional constipation. This is the first of a series of planned global, multicenter phase 3 studies to evaluate the efficacy, safety, and pharmacokinetics of lubiprostone in patients  6 months or older through 17 years of age with pediatric functional constipation. There are four planned phase 3 studies for our pediatric functional constipation development program, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The third planned phase 3 study, a 12-week, randomized, placebo-controlled trial, that was initiated in December 2013. The remaining planned phase 3 study, a follow-on, long-term safety extension study, was initiated in March 2014. We are also evaluating the timing of the initiation of the second pivotal trial in our phase 3 program for pediatric functional constipation in children aged 6 months to less than 6 years, which will require the new formulation.

Cobiprostone

Cobiprostone, like AMITIZA, is an activator of the chloride ion channel, ClC-2, which is known to be present in gastrointestinal, liver and lung cells.

Oral Mucositis (OM)

A potential indication for cobiprostone is the prevention and/or treatment of OM.

OM refers to the serious inflammation of oral mucosa that results in patients that are undergoing chemotherapy (CT) and or radiation therapy (RT) and is the primary dose limiting adverse effect that accounts for greater than 60% of the treatment interruptions OM, symptoms include mouth pain, sores, infection, and bleeding. The condition is typically manifested as erythema or ulcerations, and may be exacerbated by local factors. Erythematous mucositis typically appears 7-10 days after initiation of radiation or high-dose cancer therapy. Additional consequences of OM include weight loss, use of feeding tube, hospitalization and dysphagia. We are initially focusing on treating patients for head and neck cancer (HNC) that undergo RT. Most (89-100%) of these patients are at high risk of developing OM depending on whether the RT is in combination with CT or altered fractionation RT. Subsequently we may look at other patients who by virtue of their treatments, are at risk for developing OM which may be induced by CT of solid tumors or occur in patients being treated for hematopoietic stem cell transplant.

There is a large unmet medical need in OM. Currently treatment is largely palliative and includes basic oral care, cryotherapy, topical rinses, such as lidocaine, and carbomer. In the U.S., there is currently no approved pharmaceutical treatment available to address OM. Palifermin, a growth factor, has been approved to treat OM in stem cell transplant patients who have undergone myelotoxic therapy. We have sought orphan drug status for OM in the E.U.

It is estimated that 3-5% of all cancers are HNC and annually, in the U.S., approximately 60,000 patients develop HNC and approximately 12,000 patients die from HNC. Half of the diagnosed patient have advanced stage disease and are treated with radiation. Worldwide, there are approximately 550,000 HNC cases annually.

In the first quarter of 2014, we completed our phase 1b trial that evaluated the safety and pharmacokinetics of an oral spray formulation of cobiprostone. The results of this phase 1b trial showed that cobiprostone was well-tolerated overall and revealed low systematic exposure. The next phase of clinical development, a phase 2a trial, is expected to begin at the end of the first half of 2015.

Non-Erosive Reflux Disease (NERD)

We are developing cobiprostone to treat non-erosive reflux disease for patients who have troublesome symptoms of gastro esophageal reflux disease (GERD), and have not had responded adequately to treatment with proton pump inhibitors (PPI).

NERD is a major subtype of GERD disease that is characterized macroscopically by the normal appearance of mucosa, but the NERD patients nevertheless have persistent symptoms of reflux disease Microscopically NERD appears to be characterized by dilated intercellular spaces which may allow access of acid to the receptors in the nerves that signal to the brain.

GERD affects 25% to 40% of the adult population of the United States to some degree at some point. About 20% of adults experience GERD weekly or daily. Not just adults are affected; even infants and children can have GERD. Furthermore, of these, 50-85% of patients with typical symptoms have no endoscopic (macroscopic) evidence of erosive esophagitis. These patients are considered to have NERD.

To date the medical treatment of NERD patients is primarily focused on the inhibition of gastric acid secretion with drugs such as PPIs. Although 40-60% of NERD patients do respond to PPIs, overall NERD patients have a substantially lower response to these agents than patients with erosive esophagitis, and consequently the NERD patients constitute the majority of cases of refractory heartburn.

Cobiprostone is a ClC-2 channel activator that stimulates and protects epithelial barrier function and thus should prevent access of acid to the sensory receptors. We have shown proof of concept for this in preclinical models and thus have begun a phase 2 program in NERD at the end of 2014.

Unoprostone Isopropyl

We continue to pursue further clinical development of unoprostone isopropyl. In clinical and preclinical studies, unoprostone isopropyl has increased ocular blood flow to the optic nerve and the choroid; maintained visual fields; delayed retinal degeneration induced by mutant rhodopsin; and lowered intraocular pressure. We believe that unoprostone isopropyl could potentially be effective in the treatment of other ocular diseases.

Retinitis Pigmentosa (RP)

RP is a group of inherited diseases that cause degeneration of the retina leading to progressive loss of sight. RP represents the most common hereditary cause of blindness in people from 20 to 60 years old. As RP progresses, daily life becomes increasingly difficult. Blindness from all causes is among the most significant of negative impacts to a patient’s quality of life and is a major driver of patient-based cost of care and lifestyle maintenance. An article published in Current Genomics in 2011 estimated that approximately one in every 3,000 to 5,000 individuals worldwide suffers from RP.

We have received an orphan drug designation for unoprostone isopropyl for the treatment of RP from both the FDA and the European Medicines Agency (EMA). In the first half of 2015, we will obtain interim, one-year data from the two-year phase 3 study for RP in Japan, which is being conducted by R-Tech. We continue to work with clinical experts and regulators in the U.S. and Europe to determine a development plan for RP in these markets should results from Japan are supportive. Taken together, these efforts will provide us with the information needed to decide on the next steps in RP by mid-2015, with the aim to expand to a global program.

Geographic Atrophy (GA)

GA represents the advanced form of dry age-related macular degeneration (AMD). This is a disease of the elderly involving the retinal pigment epithelium (RPE) and the photoreceptor cells in the retina. The RPE at the back of the eye helps maintain the photoreceptor cells that are responsible for our vision. Degradation of the RPE leads to death of the photoreceptor cells, which then leads to the gradual loss of sight. This degeneration of the RPE and loss of photoreceptor cells are referred to as GA. It usually progresses slowly and spreads from around the center of the retina inward to the macula and fovea.

In the U.S., approximately 8 million people, typically 55 years or older, have monocular or binocular intermediate AMD or monocular advanced AMD. GA is responsible for approximately 20% of AMD-related legal blindness in North America. In Europe, approximately 1.2% of people older than 65 develop GA AMD, and this percentage increases with the increase of patient’s age group.

Unoprostone activates BK channels, increases blood flow to support the RPE, and suppresses cell death of both the retinal cells and the RPE. A small trial to establish proof of activity has been carried out by clinical investigators in Japan, who showed that treatment with unoprostone for over one year delayed the spread of the atrophic area in patients with GA in comparison with the placebo control.

AMITIZA Collaboration Agreements

North America Takeda Agreement
In October 2004, we entered into an agreement with Takeda to develop and commercialize AMITIZA for gastrointestinal indications in the U.S. and Canada. The original agreement was amended on February 1, 2006 through a supplemental agreement, and in October 2014 we and Takeda and certain Takeda affiliates executed amendments to the agreement. Collectively, these are referred to as the North America Takeda Agreement. Under the terms of the North America Takeda Agreement (which expand past 2020 until Takeda terminates):

•	We receive royalty income from the sales of AMITIZA in the United and States and Canada from Takeda.
•	There are several tiers ranging from 18%-26% with the royalty rate resetting every year.
•
Takeda has agreed to fund all development costs, including regulatory-required studies, to a maximum of $50.0 million for each additional indication and $20.0 million for each additional formulation. Takeda and we have agreed to equally share all costs in excess of those amounts. With respect to any studies required to modify or expand the label for AMITIZA for the treatment of CIC, IBS-C or OIC, Takeda has agreed to fund 70% of the costs of such studies, and we have agreed to fund the remainder. Additionally, Takeda has agreed to fund 100% of the development costs for the new formulation of AMITIZA, and 70% of the development costs for the treatment of pediatric functional constipation.

•	Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce it when a generic equivalent enters the market.
•	We retain the right to co-promote AMITIZA for gastrointestinal indications. In December 2014, as part of the amendments to the North America Takeda Agreement, we ceased our co-promoting activity.
•	We are eligible for additional commercial milestone payments contingent on the achievement of certain net sales revenue targets
•
Our collaboration with Takeda is administered in part by four committees consisting of an equal number of representatives from both companies. In the case of a deadlock within the joint steering committee, our chief executive officer has the determining vote on matter arising from the joint development and manufacturing committees, while the chief operating officer of Takeda has the determining vote on matters arising from the joint commercialization committee.

•	We and Takeda are currently exploring the commercialization of AMITIZA in Canada and we have filed for approval of CIC and OIC with Health Canada.

Takeda Global License Agreement
In October 2014, we entered into an exclusive global license agreement (Global License Agreement) with Takeda to develop and commercialize AMITIZA for gastrointestinal indications. The territories excluded from the Global License Agreement are Canada, the U.S., Japan and the People’s Republic of China. Canada and the U.S. are covered by the North America Takeda Agreement and Japan is covered by the Japan Abbott Agreement. The agreement is effective until it expires on a country-by-country basis on the fourteenth anniversary of the date of first commercial sale in that country. Under the terms of the agreement:

•	We received an upfront payment of $14.0 million from Takeda during October 2014.
•	We will recognize revenues from the product sales of AMITIZA to Takeda at a negotiated supply price.
•	We are eligible for up to $35.0 million in commercial milestone payments contingent on the achievement of certain net sales revenue targets.
•	We are responsible for the first $6.0 million in development costs, and Takeda is responsible for all subsequent development activities and related costs.
•
Takeda will request the regulatory authorities to transfer the market authorization for the U.K. and Switzerland in the first half of 2015, will become the marketing authorization holder for other countries upon regulatory approval and will be responsible for all commercialization and regulatory activities.

Japan Abbott Agreement
In February 2009, we entered into a license, commercialization and supply agreement with Abbott (Japan Abbott Agreement) to develop and commercialize AMITIZA for the treatment of CIC in Japan. Under the terms of the Japan Abbott Agreement (which continues until 2027):

•	We recognize revenues from the product sales of AMITIZA to Abbott at a negotiated supply price.
•
Abbott has a right of first exclusive negotiation to obtain a license to develop and commercialize AMITIZA in Japan for any new indications that we may develop, such as OIC. We retain the rights to AMITIZA for all other therapeutic uses. We are required to fund and complete all the development work including any additional clinical studies required to maintain regulatory approval in Japan. We own all the rights covered under the regulatory filings.

•
Abbott is required to fund and undertake all commercialization efforts including pre-launch and post-launch marketing, promotion and distribution. Abbott is required to maintain the number of sales staff and the estimated level of annual net sales based on the commercialization plan approved by the joint commercialization and steering committee described below.

•
We have retained the right to co-promote the product in Japan under certain conditions and all other development and commercialization rights to all other therapeutic areas and are responsible for the cost of co-promotion.

•	Our collaboration efforts under the Japan Abbott Agreement are administered by two committees consisting of an equal number of representatives from both parties.

Intellectual Property

Our success depends in part on our ability, and that of R-Tech, to obtain and maintain proprietary protection for the technology and know-how upon which our products are based, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights.

We hold the ownership rights to develop and commercialize lubiprostone and many other prostone compounds covered by patents and patent applications. In addition we hold licenses to develop and commercialize unoprostone isopropyl in certain territories. Our portfolio of patents includes patents or patent applications with claims directed to compositions of matter, including both compounds and pharmaceutical formulations, methods of use, or a combination of these claims, and methods of manufacturing lubiprostone, cobiprostone, and ion channel activators. We license the rights to certain unoprostone patents from R-Tech. Depending upon the timing, duration and specifics of FDA approval of the use of a compound for a specific indication, some of our U.S. patents may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act.

As of December 31, 2014, the patent rights relating to lubiprostone include compositions of matter, methods of use and methods of manufacturing including 16 patents listed in the U.S. Food and Drug Administration’s (FDA) Orange Book. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulations and other claims. The U.S. patents expire between 2020 and 2027. Other foreign patents expire between 2020 and 2029.

The patent rights relating to cobiprostone include compositions of matter, methods of use and methods of manufacturing. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulations and other claims. The U.S. patents relating to compositions of matter expire between 2020 and 2027. The other U.S. and foreign patents/patent applications expire between 2020 and 2029.

The patent rights relating to ion channel activators include compositions of matter, methods of use, pharmaceutical formulations and other claims. The U.S. patents/patent applications relating to compositions of matter expire in 2021 or 2032. The other U.S. and foreign patents/patent applications expire between 2018 and 2035.

The patent rights relating to unoprostone isopropyl include our patents/patent applications as well as the patents/patent applications licensed from R-Tech. The U.S. patents relating to compositions of matter expire between 2018 and 2033 and method of use in 2031. The other U.S. and foreign patents/patent applications expire between 2016 and 2035.

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

In October 2014, we, along with R-Tech and Takeda, settled a patent infringement lawsuit against Par by entering into a settlement and license agreement with Par. The agreement provides that we will grant Par a license for a generic or authorized generic version of AMITIZA on January 1, 2021 and split the gross profits with Par on the sales of Par’s product or the authorized generic product. In the event Par decides to distribute an authorized generic product, we will supply Par at a negotiated supply price. The term of the agreement expires in 2027.

In January 2015, we also resolved the patent challenge and generic drug application submission for RESCULA filed by Par on December 22, 2014 through an agreement for a license to Par for a generic or authorized generic version of RESCULA under certain events that allows a generic version of RESCULA to enter the market prior to 2021. In the event we do grant a license, we will split the profits with Par and if Par chooses to distribute an authorized generic product, we will supply the product at a negotiated supply price. The term of the agreement expires in 2021.

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

In August 2014, the Company entered into an exclusive global manufacturing and supply agreement with R-Tech for ten years with an automatic renewal of ten more years unless the parties terminate the agreement. The Company granted R-Tech the exclusive right to manufacture and supply lubiprostone to meet its commercial and clinical requirements globally. This agreement supercedes previous manufacturing and supply agreements for lubiprostone.

Competition

Many patients are treated for CIC, IBS-C or OIC with competing OTC or prescription products, most of which are sold for occasional or infrequent constipation. In December 2012, linaclotide, a guanylin peptide that is an agonist of the guanylyl cyclase receptor GC-C, that is dosed once a day 30 minutes before a meal, was approved for CIC and IBS-C. In the U.S., Ironwood and Forest Pharmaceuticals, Inc. are co-marketing linaclotide. In November 2012, linaclotide (co-marketed by Ironwood and Almirall, S.A.) was approved in Europe for IBS-C in adults. In Japan, Ironwood and Astellas Pharma US, Inc. initiated a double-blind, placebo-controlled, dose-ranging phase 2 clinical trial of linaclotide in Japanese adult patients with IBS-C but it was reportedly unsuccessful, and in China, Ironwood and AstraZeneca have a co-development and co-commercialization agreement for linaclotide. In September 2014, Naloxegol was approved by the FDA as a once-daily oral peripherally-acting mu-opioid receptor antagonist medication for the treatment of OIC, in adult patients with chronic, non-cancer pain. AstraZeneca plans to launch the product in the first half of 2015.

AMITIZA
Several companies also are working to develop new drugs and other therapies for CIC, IBS-C, and/or OIC. Some of these potential competitive drug products include:

•
Plecanatide, a guanylate cyclase-C agonist, is being developed by Synergy Pharmaceuticals, Inc (Synergy) which has completed a phase 2b trial in CIC and the two phase 3 trials for CIC will conclude in the first half of 2015. The first of two IBS-C phase 3 studies will complete in the first half of 2015 and the second study will be initiated in the second half of 2015.

•
Prucalopride is being developed and marketed by Shire for the treatment of CC in adults in the E.U. Prucalopride received marketing approval in the E.U., Switzerland, Iceland, Liechtenstein and Norway for the symptomatic treatment of CC in women in whom laxatives fail to provide adequate relief. Prucalopride was launched in several European markets. Shire intends to develop prucalopride in the U.S. for CC.

•	SK Biopharmaceuticals commenced a phase 2 trial in 2012 to study YKP 10811, a 5-HT4 partial agonist, for CIC.
•
In July 2012, Ferring Pharmaceuticals acquired the global licensing rights (excluding Japan) for elobixibat; an IBAT (ileal bile acid transporter) from Albireo AB. Elobixibat will be entering phase 3 trials for CIC and phase 2B trials for IBS-C.

•
Several products are in development for OIC. Seven of those products are mu-opioid receptor antagonists. Progenics Pharmaceuticals, Inc. received FDA approval of methylnaltrexone in 2008 for the subcutaneous formulation of this drug in treating opioid bowel dysfunction in patients receiving palliative care. The product has since been licensed to Salix Pharmaceuticals, Inc. In September 2014 the same formulation was approved by the FDA for chronic non cancer OIC patients. Six other companies/partnerships also have mu-opioid receptor antagonists in development: Nektar Therapeutics and AstraZeneca (naloxegol; phase 3 studies completed and approved in the U.S. and the E.U. for the indication of OIC to be launched in the U.S. by Astra Zeneca by the end of the first quarter of 2015, and currently being launched in the E.U.); Cubist Pharmaceuticals (bevenopran; phase 3 initiated); Theravance and GlaxoSmithKline (td-1211; phase 2b completed); S.L.A. Pharma (nalcol; phase 3 completed); Cosmo Pharmaceuticals (CB-01-16; in phase 1); and Mundipharma (fixed dose combination of oxycodone/naloxone (Targin®, Targinact®) marketed throughout Europe).

•	Shire plc is developing a 5-HT4 agonist which is currently in phase 3 for OIC.

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

Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an investigational new drug application with the FDA. In addition, there are three phases of human testing following Good Clinical Practices (GCP) guidelines:

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

The data from these clinical tests are combined with data regarding chemistry, manufacturing and animal pharmacology and toxicology, and is then submitted in the form of a new drug application (NDA), to the FDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources.

Failure to comply with the applicable FDA requirements at any time during the product development process, approval process or following approval may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a hold on clinical trials, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on our business.

The FDA extensively regulates all aspects of manufacturing quality under its current good manufacturing practice (cGMP) regulations. The FDA inspects the facility or the facilities at which drug products are manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process or manufacturing facilities, are not acceptable, it will outline the deficiencies in the application and often will request corrective actions including additional validation or information.

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

Regulation Outside of the United States
In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions most notably by the Health Canada in Canada, European Medicines Agency (EMA) in the E.U., Swissmedic in Switzerland and the MHLW in Japan. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside the U.S. before we can commence clinical trials or marketing of the product in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country, and the time for approval is country dependent and may be longer or shorter than that required by the FDA.

Canada
In Canada the new drug approval process parallels that in the U.S., after which it was modelled. The process is divided into four phases: preclinical studies, clinical trials, new drug submission and marketing. Health Canada regulates the clinical trials and grants market authorization based on an assessment of the safety, efficacy and quality of drug products. In addition to approval of new drugs, the federal government also regulates drug pricing through the Patented Medicines Prices Review Board (PMPRB).

Europe
In Europe medicinal products are governed by a framework of E.U. directives which apply across all E.U. member states. To obtain regulatory approval of a drug under the E.U. regulatory system, we may submit an MAA, either under a centralized, decentralized, or mutual recognition procedure (MRP). The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes and optional for those which are innovative, provides for the grant of a single marketing authorization that is valid for all E.U. member states. The decentralized procedure provides for a member state, known as the reference member state, to assess an application, with one or more concerned, member states subsequently approving that assessment. The MRP provides approval in one country and then allows for a request from subsequent countries to mutually recognize the original country’s approval. The E.U. also governs among other areas, the authorization and conduct of clinical trials, the marketing authorization process for medical products, manufacturing and import activities, and post-authorization activities including pharmacovigilance. The E.U. has established regulations on pediatric medicines which impose certain obligations on pharmaceutical companies with respect to the investigation of their products in children.

Japan
In Japan, pre-marketing approval and clinical studies are required for all pharmaceutical products. The regulatory requirements for pharmaceuticals in Japan have in the past been so lengthy and costly that it has been cost-prohibitive for many pharmaceutical companies. Historically, Japan has required that pivotal clinical data submitted in support of a new drug application be performed on Japanese patients. Recently, however, as a part of the global drug harmonization process, Japan has signaled a willingness to accept U.S. or E.U. patient data when submitted along with a bridging study, which demonstrates that Japanese and non-Japanese subjects react comparably to the product. This approach, which is executed on a case-by-case basis, may reduce the time required for approval and introduction of new products into the Japanese market. To obtain manufacturing/marketing approval, we must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy and safety of a new drug. A data compliance review, GCP on-site inspection, cGMP audit and detailed data review are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council (PAFSC). Based on the results of these reviews, the final decision on approval is made by MHLW. After the approval, negotiations regarding the reimbursement price with MHLW will begin. The price will be determined within 60 to 90 days unless the applicant disagrees, which may result in extended pricing negotiations.

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

•	The federal False Claims Act which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;
•
The False Claims Act which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	The Foreign Corrupt Practices Act (FCPA), which prohibits certain payments made to foreign government officials;
•	State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations; and
•
The Patient Protection and Affordable Care Act (ACA), which among other things changes access to healthcare products and services; creates new fees for the pharmaceutical and medical device industries; changes rebates and prices for health care products and services; and requires additional reporting and disclosure.

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

Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law as the greater of 23.1% of the average manufacturer price (AMP) or the difference between AMP and the best price available from us to any customer (with limited exceptions). The rebate amount must be adjusted upward if AMP increases more than inflation (measured by the Consumer Price Index - Urban). The adjustment can cause the rebate amount to exceed the minimum 23.1% rebate amount. The rebate amount is calculated each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare & Medicaid Services. The requirements for calculating AMP and best price are complex. We are required to report any revisions to AMP or best price previously reported within a certain period, which revisions could affect our rebate liability for prior quarters. In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the statute governing the Medicaid Drug Rebate Program provides for civil monetary penalties.

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

Our products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for our products to be covered and reimbursed by the Veterans Administration (VA) Department of Defense, (DoD), Coast Guard, and Public Health Service (PHS). Coverage under Medicaid, the Medicare Part B program and the PHS pharmaceutical pricing program is also conditioned upon FSS participation. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended not to exceed the price that we charge our most-favored non-federal customer for a product. In addition, prices for drugs purchased by the VA, DoD (including drugs purchased by military personnel and dependents through the TriCare retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing equal to 76.0% of the non-federal average manufacturer price, or non-FAMP. An additional discount applies if non-FAMP increases more than inflation (measured by the Consumer Price Index - Urban). In addition, if we fail to provide information timely or we are found to have knowingly submitted false information to the government, the governing statute provides for civil monetary penalties in addition to other penalties available to the government.

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

Other Regulations

Foreign Anti-Corruption
We are subject to various federal and foreign laws that govern our international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act which prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the Foreign Corrupt Practices Act (FCPA) definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

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

Canada
The purpose of the PMPRB is to ensure that prices of patented and non-patented medicines are not excessive so it monitors and reports prices of non-patented drugs and publishes annual reports on the prices using international median prices as a benchmark. The PMPRB does not set drug prices, analyze relative cost effectiveness or value of new drugs or take an active role in formulary listing and reimbursement pricing as these responsibilities are assumed either by the provinces and territories. In order to determine whether the price for a given drug is “excessive”, new drugs are labelled in one of three categories: Category 1 refers to line extensions of existing medicines. The price of a Category 1 drug is presumed excessive if it does not bear a reasonable relationship to the price of other medicines of the same strength sold by the patentee; Category 2 refers to breakthrough or substantial improvements over existing drugs. The price of a Category 2 drug is presumed excessive if it exceeds the prices of all the medicines in the same therapeutic class or the median of the prices in seven countries (France, Germany, Italy, Sweden, Switzerland, the U.K. and the U.S.). Category 3 refers to new chemical entities offering moderate, little or no therapeutic improvement. The price of a Category 3 drug is presumed excessive if it exceeds the prices of all the medicines in the same therapeutic class. The PMPRB also monitors the price of existing drugs, which is considered excessive if it exceeds the increase in the general Canadian Consumer Price Index. When manufacturers set the price of a patented medicine too high, the PMPRB first attempts to have the manufacturer reduce the price voluntarily. Barring this, it can hold a public hearing into the price following which it can order the manufacturer to reduce the price, withdraw the manufacturer’s market authorization, or impose a fine equal to or double the amount of the excessive increase in price.

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

In the U.K., pharmaceutical companies set their own price, and then national bodies (e.g., NICE and Scottish Medicines Consortium), sub-national bodies (e.g., Greater Manchester Medicines Management Group and London Procurement Partnership), or local bodies (e.g., Clinical Commissioning Groups and Health Boards) will determine if a medicine is cost-effective. The national and sub-national bodies advise local bodies, which are greatly influenced by a NICE endorsement; however, ultimately the decision to pay for a medicine is made at a local level in the U.K.

In Switzerland, the Swiss health care system is a compulsory private system where patients pay a monthly variable fee to a registered health insurance fund. All insurers reimburse against a common national formulary, the SL. The BAG makes the decisions on reimbursement and pricing of all prescription drugs in the market with their review taking three to four months. For new drugs it is not uncommon for there to be several rounds of review. It also conducts regular price reviews of the drugs on the formulary. The Federal Commission on drugs or Arzneimittelkommission (EAK) is a body assisting the BAG with expert advice. Once a product is approved the BAG, in consultation with EAK, decides whether or not the drug will appear on the SL. After EAK’s evaluation of a drug, BAG and EAK decide on the maximum price in the market. The criteria used are:

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

Employees
As of March 2, 2015, we had 80 full-time employees, including 34 with doctoral or other advanced degrees. Of our workforce, 26 employees are engaged in research and development, and 54 are engaged in business development, legal, finance, administration and sales and marketing. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Research and Development
For information regarding research and development expenses incurred during 2012, 2013 and 2014, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expenses”.

Financial Information About Geographic Areas
Consolidated revenues by geographic area where derived are as follows:

	Years Ended December 31,
(In thousands)	2014	2013	2012
United States	$74,688	$73,637	$61,026
Japan	32,128	15,849	20,431
Rest of the world	8,634	108	30
Total revenues	$115,450	$89,594	$81,487

Total revenues generated outside the U.S. were $40.8 million, $16.0 million and $20.5 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Property and equipment, net by geographic area where located is as follows:

	December 31,
(In thousands)	2014	2013	2012
United States	$566	$869	$1,276
Japan	114	175	228
Rest of the world	83	112	36
Total property and equipment, net	$763	$1,156	$1,540

Our Class Capital Structure
We have two classes of common stock authorized; class A common stock and class B common stock. In 2012, our majority stockholder and only holder of our class B common stock converted all of its outstanding shares of our class B common stock into shares of our class A common stock. We are not authorized to issue additional shares of class B common stock except in limited circumstances. As a result of the conversion, there is now only a single class of outstanding common stock, class A common stock, which is entitled to one vote per share.

Our Corporate Information
We were incorporated under the laws of Delaware in December 1996.

The following is a list of our direct and indirect subsidiaries as of December 31, 2014:

Subsidiary	State or other jurisdiction of incorporation or organization
Sucampo Pharma Americas, LLC	Delaware

Sucampo LLC	Delaware

Sucampo AG	Switzerland

Sucampo Pharma, LLC	Japan

Sucampo Pharma Europe Ltd.	United Kingdom

Our principal executive offices are located at 4520 East-West Highway, 3rd Floor, Bethesda, Maryland 20814, and our telephone number is (301) 961-3400.

Website Access to United States Securities and Exchange Commission Reports
Our Internet address is http://www.sucampo.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS.

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

Risks Related to Our Business and Industry

If we are unable to continue successful commercialization of AMITIZA for the approved indications and other indications or dosage forms for which we are developing this drug, or experience significant delays in doing so, our ability to generate royalty and product-based revenues and achieve profitability will be jeopardized.

Our business currently depends entirely on the successful commercialization of our first product, lubiprostone. Lubiprostone was launched in the U.S. in 2006, under the brand name AMITIZA. AMITIZA is currently marketed in the U.S., U.K., Switzerland and Japan for various indications. We have a limited history of generating global revenues from the sale of lubiprostone. Our ability to meet expectations with respect to global sales of lubiprostone and revenues from such sales, and to attain profitability and maintain positive cash flow from the lubiprostone business, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•
our and our partners’ ability to continue to build, and to maintain, market acceptance for lubiprostone among healthcare professionals and patients in the U.S., and to gain such market acceptance in the countries where lubiprostone is approved, or may in the future receive approval;

•	the best efforts of Takeda and Abbott to commercialize and maximize net sales revenue of AMITIZA;
•	the degree to which both physicians and patients determine that the safety and side effect profiles of lubiprostone are manageable, and that the benefits of lubiprostone outweigh the risks;
•	the current and future prevalence of CIC, IBS-C or CC;
•
the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for lubiprostone at the prices at which we offer lubiprostone without imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of patients to commit to any co-pay amounts for lubiprostone applicable under their insurance coverage;

•
our commercial partners’ ability to obtain pricing approval and/or reimbursement required for selling lubiprostone in the major countries of the E.U., Japan and in other countries in which we may receive approval to market lubiprostone on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous caps, rebate, risk sharing or other requirements which effectively and significantly lower the reimbursement rates for lubiprostone;

•	the extent of the likely negative impact of the introduction of new competitive products on sales of lubiprostone;
•
our ability to gain regulatory approval of lubiprostone outside the countries in which we have already received approval without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and E.U.;

•
our ability to accurately forecast revenues from sales of lubiprostone and the metrics that impact revenues, such as prescription rate, short-term and long-term drop-out rate, conversion rate, reimbursement and pricing; the timing and availability of named patient sales and the impact of future competition;

•
our ability to successfully gain approval of a dosage form of lubiprostone for pediatric functional constipation, and to generate revenues from sales of the dosage form for pediatric functional constipation, if approved;

•
successful completion of clinical trials of AMITIZA for the treatment of other constipation-related gastrointestinal indications beyond CIC, IBS-C and OIC as well as other dosage forms other than the 24 mcg and 8 mcg soft gelatin capsule, and successful commercialization of these indications and dosage forms within and outside the U. S.;

•
the ability of R-Tech, which has the exclusive right to manufacture and supply AMITIZA, or any substitute manufacturer to manufacture sufficient bulk quantities of active pharmaceutical ingredient (API) and sufficient quantities of each dosage strength and dosage form of lubiprostone to meet demand;

•	our ability to hire and retain key personnel necessary to optimize the lubiprostone business; and
•
our and our partners’ ability to continue to execute effectively on our commercial launch plan and other key activities related to lubiprostone in the U.S., and to launch lubiprostone successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval, and the level of cost required to conduct such activities.

AMITIZA faces significant competition from competitors’ products like linaclotide and naloxegol, which, in addition to other factors, could in certain circumstances lead to a significant reduction in royalty revenues and product sales.

As a general matter, the pharmaceutical industry is highly competitive. To be successful, we must be able to, among other things, effectively discover, develop, test and obtain regulatory approvals for products. We or our partners must be able to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Many of our competitors have greater resources than we have. This enables them, among other things, to make greater investments in research and development, marketing and promotion.

Our product, AMITIZA, faces competition from competitors’ products. Specifically, AMITIZA faces competition from linaclotide which was recently approved for two of the three indications that AMITIZA has been approved in the U.S. and for IBS-C in certain European countries. Its manufacturer is seeking approval in other markets for IBS-C that we currently or intend to market AMITIZA. We also face competition from naloxegol which was recently approved for OIC in the U.S. and E.U. and will be marketed in the first quarter of 2015 in the US and is currently being launched in the E.U. Competitor products such as linaclotide and naloxegol may be more effective or more effectively marketed and sold than AMITIZA is by our partners or by us. Alternatively, in the case of generic competition, including the generic availability of competitors’ branded products, they may be equally safe and effective products that are sold at a substantially lower price than our products. As a result, if we fail to maintain its competitive position, this could have a material adverse effect on its business, cash flow, results of operations, financial position and prospects.

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

For our business model to be successful, we must continually develop, manufacture and commercialize new products or achieve approval for new indications or label extensions for the use of our existing products. Prior to commercialization, these new products and product indications must satisfy stringent regulatory standards and receive requisite approvals or clearances from regulatory authorities in the U.S. and other countries. The development, regulatory review and approval, and commercialization processes are time consuming, costly and subject to numerous factors that may delay or prevent the development, approval or clearance, and commercialization of new products, including legal actions brought by our competitors. To obtain approval or clearance of new indications or products, we must submit, among other information, the results of preclinical and clinical studies on the new indication or product candidate to the applicable regulatory authorities. The number of preclinical and clinical studies that will be required for regulatory approval varies depending on the regulatory authority, the new indication or product candidate, the disease or condition for which the new indication or product candidate is in development and the regulations applicable to that new indication or product candidate. Even if we believe that the data collected from clinical trials of new indications for our existing products or for our product candidates are promising, applicable regulatory authorities may find such data to be insufficient to support approval of the new indication or product. The regulatory authority can delay, limit or deny approval or clearance of a new indication or product candidate for many reasons, including:

•	the product is not safe or effective either generally or for a new indication;
•	our preclinical and clinical data is interpreted in different ways than we interpret that data;
•	we may be required to perform post-marketing clinical studies; or
•	there may be changes in the approval policies or adoption of new regulations.

Products that we are currently developing, other future product candidates or new indications or label extensions for our existing products, may or may not receive the regulatory approvals or clearances necessary for marketing or may receive such approvals or clearances only after delays or unanticipated costs.

We continue to rely on third parties for the successful commercialization of some of our drug products. The success of these third parties will affect our ability to continue to develop new drug candidates.

For most of our operating history, we have been a research and development company. As we move to expand our management, organizational and operational capabilities, expand our global partnerships, develop our diversified product pipeline, acquire non-prostone clinical candidates, and enhance our capital structure, our operations will focus on organizing and staffing our company, building the necessary infrastructure to support these capabilities, developing the pipeline and non-prostone technologies which we may acquire, undertaking preclinical and clinical trials of our product candidates, and pursuing the regulatory approval processes for additional indications for AMITIZA. Though we will continue to rely upon Takeda and Abbott to commercialize AMITIZA in most of the world, we may not be able to cause these third parties to effectively market and sell AMITIZA. While we are currently utilizing R-Tech to perform the exclusive manufacturing functions and rely on Takeda and Abbott to perform the sales and marketing functions with respect to the sale of AMITIZA, we may nevertheless encounter unforeseen expenses, difficulties, complications and delays as Takeda obtains regulatory approvals and establishes the commercial markets for AMITIZA in the rest of the world. As we continue to develop and seek regulatory approval of additional product candidates and additional indications for lubiprostone, unoprostone isopropyl, cobiprostone, and ion channel activators within and outside the U.S., it could be difficult for us to access capital, to build the necessary infrastructure, to obtain and devote the resources necessary to obtain and develop product candidates, to effectively sell our products, and to provide resources to support commercialization of our products.

We are subject to on-going obligations to monitor the safety of our products and product candidates. Any failure to meet these obligations could adversely affect our ability to generate revenue.

Safety problems or signals can arise as our products are marketed and our product candidates are evaluated in clinical trials. With our collaborators, we are required to continuously collect and assess adverse events reported to us and to communicate to regulatory agencies these adverse events and safety signals regarding our products. Regulatory agencies periodically perform inspections of our pharmacovigilance processes, including our adverse event reporting. If regulatory agencies determine that we or our collaborators have not complied with the applicable reporting or other pharmacovigilance requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including monetary fines, marketing authorization withdrawal and other penalties.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of lubiprostone or any other product candidate in clinical trials and the sale of AMITIZA or any other product candidate for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our product and product candidates. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for lubiprostone or any other product candidate for which we obtain marketing approval;
•	impairment of our business reputation and exposure to adverse publicity;
•	increased warnings on product labels;
•	withdrawal of clinical trial participants;
•	costs as a result of related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	loss of revenue; and
•	the inability to successfully commercialize lubiprostone or any other product candidate for which we obtain marketing approval.

We have obtained product liability insurance coverage for both our clinical trials and our commercial exposures. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects or warnings found to be inadequate. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial. A product liability claim or series of claims brought against us could cause our stock price to decline and, if the claim is successful and judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Recent federal legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, and other negative pricing trends could limit our ability to generate revenues.

In March 2010, the Patient Protection and Affordable Care Act, or the ACA, was enacted in the U.S. In 2012, the U.S. Supreme Court upheld the ACA. This legislation may have both immediate and long-term impacts on us. A number of the provisions of legislation require rulemaking action by governmental agencies to implement, many of which have not yet occurred. The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rulemaking.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval.

In the U.S., the European Union, and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

The acquisition of Sucampo AG (SAG), in December 2010 resulted in the issuance of two subordinated unsecured promissory notes in the aggregate amount of approximately $51.9 million to Ueno Trust and Kuno Trust. As of December 31, 2014, the outstanding balance on the notes was $25.8 million. If we do not generate sufficient cash flows from our operations, we may not be able to pay the obligations of the notes on a timely basis, which may adversely affect our operating results. Our failure to comply with the covenants and/or obligations related to the notes could result in an event of default, which could result in an immediate acceleration of the outstanding balance of the notes that could materially and adversely affect our operating results and our financial condition. As of December 31, 2014, we were compliant.

Risks Related to Our Commercial Operations

We have a relatively short history of profitability. We may not maintain operating profitability in the future, and this could force us to delay, reduce or abandon our commercialization efforts or product development programs.

We have recorded net income since 2012. However, we expect to continue to incur significant and increasing expenses for at least the next several years as we continue our research activities, conduct development of the prostone technology, seek and develop non-prostone products and compounds, seek regulatory approvals for additional indications and additional territories for AMITIZA and for other drug candidates, and protect the patents of our prostone products from generic challenges. Regulatory changes and changes in market conditions, including the generic competition, may require us to incur more expenses or change the timing of expenses such that we may incur unexpected losses. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our class A common stock may decline.

We may need substantial additional funding and be unable to raise capital when needed, which could force us to delay, reduce or abandon our commercialization efforts or product development programs.

We expect our research and development expenses and selling, general and administrative expenses to increase in connection with our ongoing activities. We may need substantial additional funding and be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or abandon our development programs.

We have continued to finance much of our operations by payments received under our collaboration agreements with Takeda and Abbott. We believe that our existing cash and cash equivalents and internally generated funds that we anticipate from AMITIZA royalty revenues and product sales will be sufficient to enable us to fund our current operating expenses but not for all of our future research and development programs. Our future funding requirements, however, will depend on many factors, including:

actual levels of product royalty and product sales from AMITIZA
•	the cost of commercialization activities, including product marketing, sales and distribution;
•	the scope and results of our research, preclinical and clinical development activities;
•	the timing of, and the costs involved in, obtaining regulatory approvals;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	our ability to recruit and retain internal qualified human resources to conduct these activities;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	the success of our collaboration with Takeda and Abbott;
•	the success of the commercialization efforts of AMITIZA; and
•	our ability to establish and maintain additional collaborations.

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

We are developing internationally and licensing our products globally; therefore, we have an increased exposure to foreign political conditions and regulatory requirements and fluctuations in foreign currency exchange rates.

We expect that we will continue to seek global opportunities for our products and to develop candidates internationally in the future. Such opportunities and development will inherently subject us to a number of risks and uncertainties, including:

•	changes in international regulatory and compliance requirements that could restrict our ability to develop, market and sell our products;
•	political and economic instability;
•	diminished protection of intellectual property in some countries outside of the U.S.;
•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing international operations;
•	differing labor regulations and business practices;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	changes in international medical reimbursement policies and programs;
•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the FCPA or similar foreign laws such as the UK Bribery Act.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. These or other similar risks could adversely affect our revenue and profitability. As we develop internationally, our exposure to these factors will increase.

Risks Related to Product Pipeline

If our preclinical studies do not produce successful results or if our clinical trials do not demonstrate safety and efficacy in humans, our ability to develop and commercialize our pipeline and non-prostone compounds will be impaired, which may jeopardize our business.

Before obtaining regulatory approval for the sale of our product candidates from our pipeline and from non-prostone acquisitions, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, is difficult to design and implement, can take many years to complete, is subject to varying regulatory requirements and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

•
design of or enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays, or participants may drop out of our clinical trials at rates that are higher than we had anticipated;

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
•
many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, site selection, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do and smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies;

•	the effects of our product candidates may not be the desired or anticipated effects or may include undesirable side effects, or the product candidates may have other unexpected characteristics; and
•
if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for our product candidates, not be able to obtain marketing approval, or obtain approval for indications that are not as broad as those for which we apply.

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

In the future, we may be required, or we may elect, to conduct additional clinical trials of AMITIZA to improve the current label or address regulatory authorities concerns about AMITIZA. In addition, if we seek marketing approval from regulatory authorities in jurisdictions outside the U.S., they may require us to perform additional clinical trials that would be costly and difficult to know if there will be successful outcomes and to submit data from supplemental clinical trials in addition to data from the clinical trials that supported our U.S. filings with the FDA. Any requirements to conduct supplemental trials would add to the cost of developing our product candidates. Additional or supplemental trials could also produce findings that are inconsistent with the trial results we have previously submitted to the FDA, in which case we would be obligated to report those findings to the FDA. This could result in new restrictions on the existing marketing approval for AMITIZA or could force us to stop selling AMITIZA. Inconsistent trial results could also lead to delays in obtaining marketing approval in the U.S. for other indications for AMITIZA or for other product candidates and could cause regulators to impose restrictive conditions on marketing approvals and could even make it impossible for us to obtain marketing approval. Any of these results could materially impair our ability to generate revenues and to achieve or maintain profitability.

Our agreements with makers of generic AMITIZA products are subject to government scrutiny in the U.S.

We are and have been involved in patent litigations that have resulted or may result in settlement agreements. We have filed our settlement and license agreements with Par and will file any future settlement agreements with the Federal Trade Commission (FTC) and the Antitrust Division of the Department of Justice for review. The FTC has, in the past, brought actions against some brand and generic companies that have entered into such agreements alleging violations of antitrust laws in connection therewith.

We may receive civil investigative demands from the FTC that requires us to provide the FTC information and documents relating to various settlement and other agreements with makers of generic AMITIZA products following patent infringement claims and litigation, and other efforts principally regarding AMITIZA. If the FTC believes that these or other agreements or efforts violates antitrust laws, it could challenge us through an administrative or judicial proceeding, which could result in the imposition of monetary and/or injunctive relief, including the invalidation of agreements, any of which could have a material adverse effect on our results of operations and financial condition. In addition, any such litigation could be protracted, requiring a substantial commitment of our management’s time and cash expenditures over multiple years.

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

We do not own or operate manufacturing facilities and have little experience in manufacturing pharmaceutical products. We currently rely, and expect to continue to rely, exclusively on R-Tech to supply AMITIZA, unoprostone, cobiprostone and ion channel activators and any future prostone compounds that we may determine to develop or commercialize. We have granted R-Tech the exclusive right to manufacture and supply AMITIZA to meet our commercial and clinical requirements throughout the world. We do not have an alternative source of supply for AMITIZA, unoprostone, cobiprostone or ion channel activators. If R-Tech is not able to supply AMITIZA or these other compounds on a timely basis, in sufficient quantities and at acceptable levels of quality and price, and if we are unable to identify an alternate manufacturer to perform these functions on acceptable terms, sales of AMITIZA would be significantly impaired, and our development programs could be seriously jeopardized.

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
•
Given that the know-how and trade secrets of the manufacturing process for prostones are owned by R-Tech, if R-Tech were to cease conducting business, if its operations were to be interrupted, or we elect to contract with another manufacturer to supply us, it would be difficult and time consuming for us to find an alternate supplier and the change would need to be submitted to and approved by the FDA and/or foreign regulatory agencies;

•
R-Tech relies on numerous sub-contractors to fulfill its manufacturing obligations, and any difficulty or disruption at one of these sub-contractors could jeopardize R-Tech’s ability to produce AMITIZA or our other products;

•	R-Tech may experience events, such as a fire or natural disaster, that force it to stop or curtail production for an extended period; and
•	R-Tech could encounter significant increases in labor, capital or other costs that would make it difficult for R-Tech to produce our products cost-effectively.

In addition, R-Tech currently uses one supplier for the API used in the manufacture of prostones. R-Tech could experience delays in production should it become necessary to switch its source of supply for the API to another supplier or to manufacture the API itself. R-Tech has subcontracted with a single contract manufacturer to encapsulate the bulk form AMITIZA supplied by R-Tech into soft gelatin capsules and another manufacturer to package the final product for distribution in the U.S. If these subcontractors experience difficulties or delays in performing these services for any reason, our ability to deliver adequate supplies of finished product to physicians and patients will be impaired during the period in which R-Tech seeks an alternative manufacturer, which could cause us to lose revenues. In addition, any change in the party providing encapsulation of AMITIZA would need to be approved by the FDA and/or foreign regulatory agencies, and any change in the party packaging the product would need to be submitted to and reviewed by the FDA and/or foreign regulatory agencies, which could increase the time required to replace these subcontractors should that become necessary.

Our current and anticipated future dependence upon R-Tech for the manufacture of our products and product candidates may adversely affect our future revenues, our cost structure, our ability to expand globally and our ability to develop product candidates and commercialize any approved products on a timely and competitive basis. In addition, if R-Tech should cease to manufacture prostones for our clinical trials for any reason, we likely would experience delays in advancing these trials while we seek to identify and qualify replacement suppliers. We may be unable to obtain replacement supplies on a timely basis, on terms that are favorable to us or at all.

R-Tech and any other third-party manufacturer of our products and product candidates are subject to significant regulations governing manufacturing facilities and procedures.

R-Tech, R-Tech’s subcontractors and suppliers and any other potential manufacturer of our products or product candidates may fail to comply with the FDA’s cGMP regulations or other governmental regulations. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products approved for sale. In addition, the FDA or other regulatory agencies outside the U.S. may at any time audit or inspect a manufacturing facility to ensure compliance with cGMP or similar regulations. Our failure, or the failure of R-Tech, R-Tech’s subcontractors and suppliers or any other third-party manufacturer we use, to comply with applicable manufacturing regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

If it were to become necessary for us to replace R-Tech as contract manufacturer, we would compete with other companies for access to appropriate manufacturing facilities. Any such change would need to be submitted to and approved by the FDA and/or foreign regulatory agencies before commercial activities of AMITIZA or any other product could resume. Among manufacturers that operate under cGMP regulations, there are a limited number that would be both capable of manufacturing for us and willing to do so.

We depend significantly on our collaborations with Takeda and Abbott, and may depend in the future on collaborations with other third parties, to develop and commercialize our product candidates.

A key element of our business strategy is to collaborate where appropriate with third parties, particularly leading pharmaceutical companies, to co-develop, commercialize and market our products and product candidates. We are currently party to the North America Takeda Agreement for the co-development and commercialization of AMITIZA for gastrointestinal indications in the U.S. and Canada. In October 2014, we entered into the Takeda Amendment to amend the North America Takeda Agreement to, among other things, extend the term and providing that, during such extended term, Takeda and we will split the annual net sales revenue of the branded AMITIZA products. Also in October 2014, we and Takeda entered into the Global License Agreement for AMITIZA whereby Takeda will become the marketing authorization holder and will be responsible for all development, commercialization and regulatory activities other than in Canada, the U.S., Japan and the People’s Republic of China.

We are also party to the Japan Abbott Agreement for the development and commercialization of AMITIZA in Japan. On February 27, 2015, Abbott Laboratories, Inc. and Mylan, Inc. (Mylan) closed Mylan’s purchase of Abbott’s non-U.S. developed markets specialty and branded generics business, which includes the Japan Abbott Agreement. Though we do not expect the commercialization of AMITIZA in Japan to be adversely affected, if Mylan does not devote the resources and effort to the commercialization of AMITIZA, our profitability could be affected. We have no commercial experience collaborating with Mylan, and consequently the compatibility of our two companies is unknown.

The success of our collaboration arrangements will depend heavily on the efforts and activities of Takeda, Abbott, and its successor under our agreement, Mylan. The risks that we face in connection with these collaborations and that we anticipate being subject to in any future collaborations, include the following:

•	our agreements with Takeda and Abbott are, and any future collaboration agreements that we may enter into are likely to be, subject to termination under various circumstances;
•
Takeda, Abbott and other future collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of their collaboration with us;

•
Takeda, Abbott and other future collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products or may use committed resources inefficiently;

•	we may become involved in disputes with our collaborators regarding operations, strategies, intellectual property or financial matters;
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

We generally do not have the independent ability to conduct global clinical trials for our product candidates. We rely on third parties, such as contract research organizations (CROs), clinical data management organizations, medical institutions, and clinical investigators, to perform this function. For example, approximately 130 separate clinical investigators participated in our trials for IBS-C. We use multiple CROs to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

In addition, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA and foreign regulatory agencies require us to comply with standards, commonly referred to as cGCP, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

Conflicts of interest may arise between R-Tech and us, and these conflicts might ultimately be resolved in a manner unfavorable to us.

Our founders, Dr. Sachiko Kuno and Dr. Ryuji Ueno, together own a majority of the stock of R-Tech. Drs. Kuno and Ueno are married to each other. Ownership interests of our founders in the stock of R-Tech may give rise to conflicts of interest when faced with a decision that could favor the interests of one of the affiliated companies over another. In addition, conflicts of interest may arise with respect to existing or possible future commercial arrangements between us and R-Tech in which the terms and conditions of the arrangements are subject to negotiation or dispute. For example, conflicts of interest could arise over matters such as:

•	disputes over the cost or quality of the manufacturing services provided to us by R-Tech with respect to AMITIZA, unoprostone, cobiprostone and ion channel activators;
•	a decision whether to engage R-Tech in the future to manufacture and supply compounds other than AMITIZA, unoprostone, cobiprostone and ion channel activators;
•	a decision whether to renegotiate the terms of our existing agreements with R-Tech or a strategic acquisition with R-Tech; or
•	business opportunities unrelated to prostones that may be attractive both to us and to the other company.

If tax authorities disagree with our transfer pricing policies or other tax positions, we could become subject to significant tax liabilities.

We are a member of an affiliated group of entities, including R-Tech, which is directly or indirectly controlled by Drs. Ueno and Kuno. We have had and will continue to have significant commercial transactions with these entities. Furthermore, we operate three foreign subsidiaries, Sucampo Pharma, LLC, based in Tokyo and Osaka, Japan; Sucampo Pharma Europe, Ltd., based in Oxford, U.K.; and SAG, based in Zug, Switzerland. We expect to operate through a consolidated organizational structure and we expect to enter into commercial transactions with some of these entities or future subsidiaries on an ongoing basis. As a result of these transactions, we will be subject to complex transfer pricing and other tax regulations in both the U.S. and the other countries in which we and our affiliates operate. Transfer pricing regulations generally require that, for tax purposes, transactions between our subsidiaries and affiliates and us be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the related party agreements. To the extent that U.S. or any foreign tax authorities disagree with our transfer pricing or other policies, we could become subject to significant tax liabilities and penalties related to prior, existing and future related party agreements. As of December 31, 2013, we performed updated tax analyses wherein liabilities for uncertain tax positions were recorded for certain state jurisdictions based on nexus related to the sourcing of revenues. Should the tax authorities in one or more of these states have different interpretations than us, we may be subject to additional tax liabilities.

Risks Related to Our Intellectual Property

We have received notifications from generic companies that they have filed Abbreviated New Drug Applications (ANDA) with the FDA against our products. In response, we initiated patent infringement lawsuits against those generic companies which are ongoing as to certain of these companies and settled as to others. If we are unable to obtain and maintain proprietary protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected and our ability to derive revenue from our products would be adversely affected.

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

Our licensed patents have recently been challenged in the U.S. for AMITIZA (lubiprostone) by Par and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s) and for RESCULA (unoprostone isopropyl) by Par Pharmaceutical through the filing of ANDAs by those generic companies with the FDA. Other licensed patents may be challenged, invalidated or circumvented, which could limit the term of patent protection for lubiprostone, unoprostone isopropyl or our other products, diminish our ability to stop competitors from marketing related products, and materially adversely affect our business and results of operations. In response to the filed ANDAs, we filed patent infringement lawsuits regarding AMITIZA against Par and Dr. Reddy’s. In October 2014, we resolved our patent litigation with Par in the U.S. related to our AMITIZA (lubiprostone) 8 mcg and 24 mcg soft gelatin capsule products in which we and R-Tech granted Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule in the U.S. for the indications approved for AMITIA beginning January 1, 2021, or earlier under certain circumstances. Beginning on January 1, 2021, Par will split with us the gross profits of the licensed products sold during the term of the agreement, which continues until each of our related patents has expired. In the event Par elects to launch an authorized generic form of lubiprostone, we agree to supply Par under the terms of a manufacturing and supply agreement at a negotiated price.

In November 2014, we, R-Tech Ueno, Ltd., Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy's. The lawsuit claims infringement of the same 7 patents listed in the FDA's Orange Book involved in the Par lawsuit, with the latest expiring in 2027. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Dr. Reddy's ANDA will be stayed up to 30 months from the date of receipt of the notice letter.

In February 2015, we and R-Tech executed a stipulation and license agreement (Stipulation Agreement) with Par Pharmaceutical for RESCULA (unoprostone isopropyl) ophthalmic solution 0.15% indicated for the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. Subject to the terms of the Stipulation Agreement, we and R-Tech are obligated to grant Par Pharmaceutical, prior to the expiration of the latest expiring patent relating to RESCULA, a non-exclusive license to market Par Pharmaceutical’s generic version or authorized generic of unoprostone isopropyl ophthalmic solution 0.15% indicated for the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension product in the U.S. Under such license, Par Pharmaceutical will split with us the gross profits of the generic or authorized generic version sold during the term of the Stipulation Agreement, which continues until the last of our patents relating to RESCULA have expired. In the event Par Pharmaceutical elects to so launch an authorized generic form of unoprostone isopropyl, we will supply Par Pharmaceutical under the terms of a manufacturing and supply agreement at a negotiated price.

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

If our patent position does not adequately protect our product and product candidates, others could compete against us more directly, which would harm our business, possibly materially.

The patent rights relating to lubiprostone consist of 25 issued U.S. patents, 10 issued European patents, and 16 issued Japanese patents relating to compositions of matter, methods of use and methods of manufacturing. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulations and other claims. The U.S. patents relating to compositions of matter expire between 2020 and 2027. The other U.S. and foreign patents expire between 2020 and 2029.

Our commercial success with respect to lubiprostone will depend significantly on our ability to protect our existing patent position with respect to lubiprostone as well as our ability to obtain and maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the U.S. and other countries.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;
•	we or our licensors were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our pending patent applications or those we have licensed will result in issued patents;
•	any of our patents or those we have licensed will be valid or enforceable;
•
any patents issued to us or our licensors and collaborators will provide a basis for any additional commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are patentable; or
•	the patents of others will not have an adverse effect on our business.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product and any product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. There could be issued patents of which we are not aware that our products or product candidates infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that our products or product candidates or the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our existing or future patents.

Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

•	the patentability of our inventions relating to our product or any product candidates; and
•	the enforceability, validity or scope of protection offered by our patents relating to our product or any product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion.

In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

•	incur substantial monetary damages;
•	encounter significant delays in bringing our product candidates to market; and
•	be precluded from manufacturing or selling our product candidates.

In such event, our business could be adversely affected, possibly materially.

Risks Related to Regulatory Approval and Oversight

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in and outside the U.S. Failure to obtain regulatory approval or appropriate pricing for a product candidate will prevent us from commercializing the product candidates.

As we increase our foreign license arrangements, we or our partner are seeking and will continue to seek approval in different territories. Different regulatory agencies may reach different decisions in assessing the approval and pricing of our product candidates. Securing regulatory approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory agencies for each therapeutic indication to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

Regulatory authorities in some jurisdictions, including Europe and the U.S., may designate drugs that target relatively small patient populations as orphan drugs. We have received an orphan drug designation from the FDA for cobiprostone for the treatment of disorders associated with cystic fibrosis, and for unoprostone Isopropyl from the FDA and the EMA for the treatment of retinitis pigmentosa. We have sought orphan drug designation from EMA for cobiprostone for the treatment of oral mucositis and we may seek such status with additional product candidates. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity. The exclusivity applies only to the indication for which the drug has been designated and approved. The applicable exclusivity period is seven years in the U.S., but this period may be interrupted if a sponsor of a competitive product that is otherwise the same drug for the same use can show that its drug is clinically superior to our orphan drug candidate. The European exclusivity period is ten years, but may be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including where it is shown that the drug is sufficiently profitable so that market exclusivity is no longer justified. Even if we obtain orphan drug exclusivity for cobiprostone or unoprostone isopropyl for these indications, we may not be able to maintain it if a competitor with a product that is otherwise the same drug can establish that its product is clinically superior.

We must comply with federal, state and foreign laws, regulations, and other rules relating to the health care business, and, if we are unable to fully comply with such laws, regulations and other rules, we could face substantial penalties.

We are or will be directly or indirectly through our collaborators, subject to extensive regulation by the federal government, the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

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

If our operations are found to be in violation of any of the laws, regulations, rules or policies described above or any other law or governmental regulation to which we or our collaborators are or will be subject, or if the interpretation of the foregoing changes, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, we do not control our collaborators, including their compliance activities and if our collaborators are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations would harm our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions may be open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert management resources from the operation of our business and damage our reputation.

We only have regulatory approval for commercial distribution and reimbursement of lubiprostone in a limited number of countries, and may not receive regulatory approval in other countries.

We are currently permitted to market lubiprostone in only a limited number of countries on a commercial basis. To obtain marketing approval in other countries, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. For example, we and Takeda are currently exploring the commercialization of AMITIZA in Canada. We may not be successful in obtaining such approval.

In addition, regulatory authorities in countries outside the U.S. and E.U. are increasingly requiring risk management plans and post-marketing commitments which may be more onerous than those required in the U.S. and E.U. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization from the E.U. In particular, in many countries outside the U.S., including most E.U. countries and Canada, a product must receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lubiprostone in such countries, and may impact pricing in other countries. Marketing and pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lubiprostone in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our partners’ ability to develop foreign markets for lubiprostone.

Risks Related to Our Class A Common Stock

Our majority stockholders and their affiliates maintain the ability to have significant control over matters submitted to stockholders for approval, which could result in actions of which you or other stockholders do not approve.

As of March 2, 2015, our founders, Dr. Ryuji Ueno and Dr. Sachiko Kuno, together through their direct or indirect interest in S&R Technology Holding, LLC, held 25,675,255 shares of class A common stock, representing approximately 57.2% of our outstanding class A common stock. Therefore, until such time that the selling stockholders further dispose of additional shares of class A common stock, this concentration of ownership and voting power could influence all matters requiring stockholder approval and have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our class A common stock may be lower as a result.

There are provisions in our certificate of incorporation and by-laws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders. For example, our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock. The Board of Directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our class A common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents contain other provisions that could have an anti-takeover effect, including:

•	only one of our three classes of directors will be elected each year;
•	stockholders are not entitled to remove directors other than by a 75.0% vote and for cause;
•	stockholders are not permitted to take actions by written consent;
•	stockholders cannot call a special meeting of stockholders; and
•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

The public trading market for our class A common stock is characterized by small trading volumes and a highly volatile stock price. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market and industry factors might seriously harm the market price of our class A common stock, regardless of our operating performance. As a result of this volatility, investors may not be able to sell their class A common stock at or above the price they paid, and may have difficulty selling their shares at any price. The market price for our class A common stock may be influenced by many factors, including:

•	failure of AMITIZA (lubiprostone) or other approved products, if any, to achieve commercial success;
•	results of clinical trials of our product candidates or those of our competitors;
•	the regulatory status of our product candidates;
•	the success of competitive products or technologies;
•	regulatory developments in the U.S. and foreign countries;
•	developments or disputes concerning patents or other proprietary rights;
•	the ability of our third party suppliers and manufacturers to perform;
•	actual or anticipated fluctuations in our quarterly financial results;
•	variations in the financial results of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems and other regulatory developments;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations; and
•	general economic, industry and market conditions.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

We do not anticipate paying dividends on our capital stock.

We do not intend to pay dividends on our capital stock in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our capital stock, which is uncertain and unpredictable. There is no guarantee that our capital stock will appreciate in value or even maintain the price at which you purchased your shares.

Substantial future sales of our class A common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our class A common stock.

As of March 2, 2015, we had 44,900,719 shares of class A common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. The market price of our class A common stock may decline if our class A common stockholders sell a large number of shares of our class A common stock in the public market, or the market perceives that such sales may occur. In addition, as of March 2, 2015, we had 4,005,494 outstanding options to purchase an aggregate of 4,005,494 shares of our class A common stock. If these options are exercised and the shares issued upon exercise are sold, the market price of our securities may also decline. These factors also could impair our ability to raise needed capital by depressing the price at which we could sell our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our corporate headquarters, including our principal executive office and some of our commercial, administrative and research and development activities, are located in Bethesda, Maryland. Our lease for this facility, which comprises approximately 25,000 square feet of office space, expires in February 2017.

We lease our Asian offices located in Tokyo and Osaka, Japan and European office, located in Zug, Switzerland, under short-term leases, which comprise an aggregate of 5,950 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

On February 8 2013, we, along with R-Tech and Takeda, filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par, which we subsequently amended. The lawsuit claimed infringement of seven patents that are listed in the FDA’s Orange Book and that are scheduled to expire between 2020 and 2027. On October 9, 2014, we, along with R-Tech, Takeda and certain affiliates of Takeda executed a settlement and license agreement with Par that resolved our patent litigation with Par related to AMITIZA (lubiprostone) 8 mcg and 24 mcg soft gelatin capsule products. On December 1, 2014, the District Court entered a consent judgment and permanent injunction against Par, including their officers, agents, servants, employees and attorneys, enjoining them from manufacturing, using, offering to sell or selling within the U.S., or importing into the U.S., any generic capsule product containing 8 mcg and/or 24 mcg of lubiprostone per capsule that is the subject of ANDA No. 201442 until January 1, 2021 or at such earlier date as may be permitted by such settlement and license agreement.

On October 3, 2014, we received a Paragraph IV certification notice letter regarding an ANDA submitted to FDA by Dr. Reddy’s, requesting approval to market, sell, and use a generic version of the 8 mcg and 24 mcg soft gelatin capsule products. In its notice letter, Dr. Reddy’s alleges that U.S. Patent Nos. 6,414,016; 6,583,174; 7,064,148; 7,417,067; 8,026,393; 8,071,613; 8,088,934; 8,097,649; 8,114,890; 8,338,639; 8,748,481; 8,779,187; 7,795,312; 8,097,653; and 8,389,542, which cover compositions, formulations and methods of using AMITIZA, are invalid, unenforceable and/or will not be infringed by Dr. Reddy’s manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2027. On November 12, 2014, we, R-Tech, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s related to the ANDA previously filed by Dr. Reddy’s and described above. The lawsuit claims infringement of 7 patents that are listed in the FDA’s Orange Book, with the latest expiring in 2027. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Dr. Reddy’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. On January 26, 2015, Dr. Reddy’s filed an answer and counterclaim to our complaint.

On December 22, 2014, we received a Paragraph IV certification notice letter regarding an ANDA submitted to the FDA by Par Pharmaceutical requesting approval to market, sell, and use a generic version of the RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% product approved for the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. In its notice letter, Par Pharmaceutical alleges that U.S. Patent Nos. 6,458,836 and 6,770,675, which cover compositions, formulations and methods of using RESCULA, are invalid and/or will not be infringed by Par Pharmaceutical's manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2021. On February 5, 2015, the day on which the Hatch-Waxman lawsuit was to be filed, we and R-Tech executed the Stipulation Agreement with Par Pharmaceutical for RESCULA (unoprostone isopropyl) ophthalmic solution 0.15% indicated for the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension.

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

Quarters Ended	High	Low
March 31, 2013	$6.54	$4.77
June 30, 2013	$10.04	$6.14
September 30, 2013	$7.00	$5.62
December 31, 2013	$9.47	$6.09
March 31, 2014	$10.81	$6.60
June 30, 2014	$7.44	$6.65
September 30, 2014	$7.29	$5.90
December 31, 2014	$14.28	$6.36

As of March 2, 2015, we had 44,900,719 shares of class A common stock outstanding held by 13 stockholders of record. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of March 2, 2015, the closing price of our class A common stock was $13.60.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

The information regarding the securities authorized for issuance under our equity compensation plan is incorporated into this section by reference from the section captioned “Equity Compensation Plan Information” in our Proxy Statement for our 2015 Annual Meeting of Shareholders.

Issuer Purchases of Equity Securities
In December 2008, our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our class A common stock from time to time in open-market transactions. In 2012, our Board of Directors authorized the repurchase of up to an aggregate of $5.0 million of our class A common stock out of the $10.0 million approved. During the three months and twelve months ended December 31, 2014, we did not repurchase any of our class A common stock.

Issuer Sales of Equity Securities
In January 2013, we entered into a sales agreement with Cantor Fitzgerald & Co. (Cantor Sales Agreement), which enables us to offer and sell up to an aggregate of $20.0 million of shares of our class A common stock through Cantor Fitzgerald & Co. as our sales agent. Sales of our class A common stock under the Cantor Sales Agreement are sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (Securities Act). Cantor Fitzgerald & Co. is entitled to receive a commission of 3.0% of gross sales in connection with the sale of our class A common stock sold on our behalf. During the year ended December 31, 2014, we sold an aggregate of 538,521 shares of our class A common stock pursuant to the Cantor Sales Agreement, and received gross proceeds of approximately $5.5 million, before deducting issuance expenses.

Stock Performance Graph
The information included under this heading “Stock Performance Graph” is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return, assuming the investment of $100 on December 31, 2009, in each of (1) our class A common stock, (2) The NASDAQ Composite Index (U.S. and Foreign) and (3) the NASDAQ Biotechnology Index, assuming reinvestment of any dividends. These comparisons are required by the SEC and are not intended to forecast or be indicative of possible future performance of our class A common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following derived consolidated financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report. The following consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are derived from audited Consolidated Financial Statements not included in this Annual Report. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related footnotes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Statement of operations data
Revenues:	$115,450	$89,594	$81,487	$54,761	$61,870
Costs and expenses:
Costs of goods sold	16,269	12,402	3,030	-	-
Intangible assets impairment	5,631	-	-	-	-
Settlement of legal dispute	-	-	-	(11,100)
Research and development	20,566	21,524	21,292	33,497	23,955
General and administrative	31,230	25,413	30,157	41,270	27,867
Selling and marketing	14,523	21,059	18,691	8,783	10,201
Total costs and expenses	88,219	80,398	73,170	72,450	62,023
Income (loss) from operations	27,231	9,196	8,317	(17,689)	(153)
Total non-operating income (expense), net	(98)	1,747	(340)	(4,225)	(3,167)
Income (loss) before income taxes	27,133	10,943	7,977	(21,914)	(3,320)
Income tax benefit (provision)	(14,005)	(3,928)	(2,916)	4,608	565
Net income (loss)	$13,128	$7,015	$5,061	$(17,306)	$(2,755)

Basic net income (loss) per share	$0.30	$0.17	$0.12	$(0.41)	$(0.07)
Diluted net income (loss) per share	$0.29	$0.16	$0.12	$(0.41)	$(0.07)
Weighted average common shares outstanding - basic	43,691	41,716	41,660	41,839	41,848
Weighted average common shares outstanding - diluted	44,506	42,544	41,785	41,839	41,848

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance sheet data:
Cash and cash equivalents	$71,622	$44,102	$52,022	$50,662	$49,243
Investments, current	22,393	16,003	6,035	24,452	54,524
Working capital	88,514	70,741	52,843	67,835	94,541
Total assets	141,574	136,877	127,796	157,569	149,273
Notes payable, current	8,240	26,892	19,129	20,400	19,522
Notes payable, non-current	17,578	25,828	33,722	39,227	44,439
Total liabilities	59,621	77,908	84,541	118,975	95,443
Retained earnings (accumulated deficit)	(13,732)	(26,860)	(33,875)	(38,936)	(21,630)
Total stockholders' equity	82,312	58,969	43,255	38,594	53,830

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview
We are a global biopharmaceutical company currently focused on innovative research and development of proprietary drugs to meet major unmet medical needs. In 2014, our new Chief Executive Officer, Peter Greenleaf, outlined a new strategy for us to develop our company into a leading biopharmaceutical company. In 2014, we focused on the execution of this strategy by focusing our efforts and strengthening our overall capabilities in clinical development, securing and growing revenues of our flagship product, AMITIZA® (lubiprostone), and optimizing our investment in our current pipeline while seeking to diversify our science.

First, we have focused our efforts and strengthened our overall capabilities by expanding our management team with industry leaders who bring functional expertise, knowledge and leadership in their fields. The additions of these new executives are in line with our strategic vision. These biopharmaceutical executives equipped us with the depth of scientific leadership necessary to expedite our transformation and to execute on our priorities.

Second, we have secured the growth in revenues of AMITIZA by executing three agreements with our current partners, Takeda and R-Tech. With Takeda, we entered into the Global License Agreement for AMITIZA, expanding Takeda’s exclusive rights from North America to all global markets except the U.S., Canada, Japan and China, and we entered into the Takeda Amendment to amend the North America Takeda Agreement, which covers North America for AMITIZA. These new AMITIZA agreements allow us to focus our strengths in our drug development while making AMITIZA available to more patients world-wide. With R-Tech, we entered into a new exclusive global manufacturing and supply agreement, which, among other things, provides us with a lower supply price of lubiprostone and allows us to in certain circumstances qualify a backup supplier for AMITIZA. This new R-Tech agreement will assist our growth of AMITIZA and facilitate our global expansion plans. All three of these new agreements allow us to share in the overall long-term value of AMITIZA. Also, we, along with Takeda, launched a direct-to-consumer campaign in select U.S. markets targeting chronic constipation patients, the largest segment of the market relying on over the counter therapies, who have not yet entered the market for prescription products. In addition, our protection of AMITIZA’s intellectual property is vital and in 2014, we resolved our ongoing patent litigation in the U.S. with Par related to AMITIZA’s 8 mcg and 24 mcg soft gelatin capsules and we filed a patent infringement action against Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc. related to the ANDA previously filed by Dr. Reddy’s for AMITIZA.

Third, we optimized our investment in our current pipeline against our highest-value targets by focusing on clinical programs that we believe hold the most promise for patients, the highest likelihood for regulatory approval, and the strongest potential for commercial return. We are working with Takeda to accelerate our new formulation work and our pediatric functional constipation program for AMITIZA to uncover all opportunities to shorten our time to market. Ensuring AMITIZA’s lifecycle management will enable us to serve a patient community that has few viable options for chronic care and to maintain stable growth in the constipation market. We have also prioritized programs in our current pipeline to maximize our return on investment. In 2014, we have furthered our clinical development of two drug candidates: oral mucositis and non-erosive reflux disease. For our compound unoprostone, we are determining a plan for retinitis pigmentosa and geographic atrophy. We made the decision to discontinue the selling and marketing of RESCULA® (unoprostone isopropyl), as it provided a low return for our shareholders and our company value, and discontinue the clinical development of the intravenous and oral ion channel activator for lumbar spinal stenosis, based on our belief about its lack of commercial viability.

We currently generate revenue mainly from product royalties, development milestone payments, clinical development activities and product sales generated through our partners. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals for additional indications for our approved products and other compounds, and seek strategic opportunities to in-license non-prostone clinical candidates.

Our operations are conducted through subsidiaries based in the U.S., Switzerland, the U.K., and Japan. Our reportable geographic segments are the Americas, Europe, and Asia, and we evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors that depend on the growth of these segments. Such measures include the progress of research and development activities, collaboration and licensing efforts, commercialization activities and other factors.

Our Products (Approved and in Clinical Development)
We are developing prostone compounds for the treatment of a broad range of diseases. The most advanced of these programs are:

AMITIZA (lubiprostone)

United States
In September 2014, we and Takeda launched a pilot direct-to-consumer advertising campaign for AMITIZA in select U.S. markets for adults with chronic idiopathic constipation. In October 2014, we signed the Takeda Amendment which, among other things, extended the term beyond December 2020 and during the extended term, we will split the annual net sales revenue with Takeda on branded AMITIZA sales. As of April 1, 2015, Takeda will no longer reimburse us for the product detailings of healthcare professionals or for promotional materials used by us. In addition, beginning in 2021, we will provide Par a license to distribute either a generic or authorized generic version of AMITIZA in which we will split the gross profits for the sales of Par’s products and if Par decides to distribute an authorized generic we will supply the product at a negotiated supply price.

Japan
In Japan, AMITIZA is currently marketed under the Japan Abbott Agreement for the gastrointestinal indication of CC, excluding constipation caused by organic diseases. Abbott initiated commercial sales of AMITIZA in Japan for the treatment of CC in November 2012. AMITIZA is Japan’s only prescription medicine for CC. On December 1, 2013, the two-week limitation on prescriptions, generally applied to all new approvals of products for the first year after NIH reimbursement price approval, was removed. On February 27, 2015, Abbott Laboratories, Inc. and Mylan, Inc. (Mylan), closed Mylan’s purchase of Abbott’s non-U.S. developed markets specialty and branded generics business. We  do not expect any significant changes in the commercialization of AMITIZA in Japan as a result of such transfer. Under the terms of the Japan Abbott Agreement, we received a commercial milestone payment of $2.5 million during the third quarter of 2014 for the first occurrence of annual net sales of lubiprostone in Japan exceeded ¥5.0 billion.

Global Markets
In October 2014, we and Takeda entered into the Global License Agreement to develop and commercialize AMITIZA. The territories excluded from the Global License Agreement are Canada, the U.S., Japan and the People’s Republic of China. Upon the signing of the Global License Agreement, we received an upfront payment of $14.0 million, recognizing $8.0 million in the fourth quarter of 2014. Under the terms of the Global License Agreement, we will supply Takeda the clinical and commercial product at a negotiated price. In addition, under the Global License Agreement, Takeda will become the marketing authorization holder in the U.K. and Switzerland in the first half of 2015 and in other countries upon regulatory approval.

Before the execution of the Global License Agreement, we had retained full rights to develop and commercialize AMITIZA ourselves for the rest of the world’s markets outside of the U.S., Canada and Japan. In the U.K., AMITIZA was approved for CIC in July 2012. We made AMITIZA available in the U.K. in the fourth quarter of 2013. On March 7, 2014, MHRA notified us that the application for approval of the OIC indication in the U.K. was not approved. Thereafter, we met with the MHRA and since requested review of the application for OIC to address the concerns of the MHRA. We currently await MHRA’s decision on the OIC indication. In July 2014, NICE published the technology appraisal guidance recommending the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed laxatives. In January 2015, we successfully completed the European MRP for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting in a recommendation for marketing authorization. Ireland has approved the marketing authorization.

In Switzerland, AMITIZA was approved to treat CIC in adults in 2009 and OIC in chronic, non-cancer adult patients in July of 2014. In February 2012, we actively marketed AMITIZA in Switzerland. In February 2014, we announced that the BAG revised several limitations with which AMITIZA was first approved for reimbursement and inclusion in the SL to make it easier for all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period.

In August 2014, we signed an exclusive global manufacturing and supply agreement with R-Tech for clinical and commercial supplies of AMITIZA in most global markets.

In October 2014, we filed AMITIZA for the CIC and the OIC indications with Health Canada. We anticipate a decision in the second half of 2015.

RESCULA (unoprostone isopropyl)

We hold license agreements for RESCULA in the U.S. and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China. We have ceased marketing and manufacturing RESCULA in the fourth quarter of 2014 and incurred a $5.6 million intangible asset impairment related to RESCULA. During February 2015, we alerted physicians that after the March 2015 expiration date, there will be no product available.

Our Other Clinical Development Programs

Lubiprostone

New Formulation

We are developing a new formulation of lubiprostone both for adult and pediatric patients who are unable to tolerate capsules, or for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the cost of this new formulation work and we expect to initiate a phase 3 trial in the second half of 2015.

Pediatric Functional Constipation

There are four planned phase 3 studies for our pediatric functional constipation development program, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The third planned phase 3 study, a 12-week, randomized, placebo-controlled trial, that was initiated in December 2013. The remaining planned phase 3 study, a follow-on, long-term safety extension study, was initiated in March 2014. We are also evaluating the timing of the initiation of the second pivotal trial in our phase 3 program for pediatric functional constipation in children aged 6 months to less than 6 years, which will require the new formulation.

Cobiprostone

Oral Mucositis
In the first quarter of 2014, we completed our phase 1b trial that evaluated the safety and pharmacokinetics of an oral spray formulation of cobiprostone. The results of this phase 1b trial showed that cobiprostone was well-tolerated overall and revealed low systematic exposure. The next phase of clinical development, a phase 2a trial, is expected to begin at the end of the first half of 2015 in the U.S.

Non-Erosive Reflux Disease (NERD)
We began a development program for cobiprostone to treat NERD for patients who have a non-satisfactory response to PPIs. We initiated a phase 2 program in NERD at the end of 2014 in Japan.

Unoprostone Isopropyl

Retinitis Pigmentosa (RP)

In the first half of 2015, we will obtain interim, one-year data from the two-year phase 3 study for RP in Japan, which is being funded by R-Tech. We continue to work with clinical experts and regulators in the U.S. and Europe to determine a go-forward plan for the development of RP in these markets should results from Japan support that course of action. Taken together, these efforts will provide us with the information needed to decide on next steps in RP by mid-2015, with the aim to expand to a global program.

Geographic Atrophy (GA)

A small trial to establish proof of activity has been carried out by clinical investigators in Japan who showed that treatment with unoprostone for over one year delayed the loss of functional retinal area in patients with GA in comparison with the placebo control.

AMITIZA Agreements

North America Takeda Agreement
•
Takeda is obligated to pay us a sliding royalty rate based on a percentage of the net sales revenue from the sale of AMITIZA in the U.S. and Canada. The actual percentage depends on the level of net sales revenue attained each calendar year. The gross to net is capped at 20% which protects us from deep discounting. AMITIZA is currently marketed only in the U.S. and during the years ended December 31, 2014, 2013 and 2012 we recognized a total of $62.8 million, $52.1 million and $50.7 million respectively, as product royalty revenue.

•	We received a non-refundable payment from Takeda of $10.0 million upon the commercial sale of AMITIZA for OIC in the second quarter of 2013.
•
Takeda has agreed to fund all development costs, including regulatory-required studies, to a maximum of $50.0 million for each additional indication and $20.0 million for each additional formulation. Takeda and we have agreed to equally share all costs in excess of those amounts. With respect to any studies required to modify or expand the label for AMITIZA for the treatment of CIC, IBS-C or OIC, Takeda has agreed to fund 70% of the costs of such studies, and we have agreed to fund the remainder. Additionally, Takeda has agreed to fund 100% of the development costs for the alternate formulation of AMITIZA, and 70% of the development costs for the treatment of pediatric functional constipation.

•
Takeda agreed to reimburse a portion of our expenses related to our specialty sales force. We recognized $3.4 million, $61,000 and $3.6 million of co-promotion revenue reflecting these reimbursements for the years ended December 31, 2014, 2013 and 2012, respectively. In 2013, our sales force shifted away from selling AMITIZA, which was partially reimbursed by Takeda, to selling RESCULA. In November, 2013, we announced that we would be exercising our co-promotion option and again began co-promoting AMITIZA for OIC in adults with chronic, non-cancer pain in the first quarter of 2014. In December 2014, as a result of the amendment to the North America Takeda Agreement, we ceased co-promoting AMITIZA.

•
Our agreements also require Takeda to pay us up to an additional aggregate of $50.0 million upon the achievement of specified targets for annual net sales revenue from AMITIZA in the U.S. and Canada. Sales of AMITIZA have not met these targets as of December 31, 2014 and 2013.

Global License Agreement
•
Upon signing the Global License Agreement in October 2014, we received a non-refundable upfront payment of $14.0 million, of which $8.0 million was allocated to collaboration revenue and $6.0 million was considered a collaboration obligation to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda.

•	Takeda will be responsible for any additional development activities and costs incurred (including the supply price for any licensed product that is supplied by us to Takeda for development purposes).
•
Under the terms of the Global License Agreement, we will supply Takeda with AMITIZA (purchased from a related party, R-Tech) at a negotiated supply price. There have been no product sales under the agreement as of December 31, 2014.

•
Our agreements also require Takeda to pay us up to an additional aggregate of $35.0 million upon the achievement of specified targets for annual net sales revenue from AMITIZA in global territories covered under the Global License Agreement. Sales of AMITIZA have not met these targets as of December 31, 2014.

Japan Abbott Agreement
•	We have recorded product sales revenue of approximately $29.6 million and $15.8 million for the years ended December 31, 2014 and 2013, respectively
•	We could receive additional milestone payments based on achieving other specified development and commercialization goals although there can be no assurance that we will receive any such payments.

R-Tech Supply Agreement
Under the exclusive global manufacturing and supply agreement with R-Tech, R-Tech has the exclusive right to manufacture and supply lubiprostone in most global markets. During the years ended December 31, 2014, 2013 and 2012, we recorded the following expenses under all of our agreements with R-Tech:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Clinical supplies	$396	$827	$1,450
Other research and development services	171	194	466
Commercial supplies	15,776	14,902	3,288
	$16,343	$15,923	$5,204

Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. Actual results may differ significantly from those estimates under different assumptions and conditions.

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

Revenue Recognition

Our revenues are derived primarily from collaboration and license agreements which include product royalties, product sales, upfront payments, development milestone payments, reimbursements of development and co-promotion costs.

In October 2009, the Financial Accounting Standards Board (FASB) issued new revenue recognition standards for arrangements with multiple deliverables, which were effective for us as of January 1, 2011. These standards address the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of us. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on vendor-specific objective evidence, or VSOE, if available; third-party evidence, if VSOE is unavailable; and estimated selling prices if neither VSOE nor third-party evidence is available. The new accounting standards were adopted by us on a prospective basis on January 1, 2011.

Since 2011, we have entered into the following multiple-element arrangements: (1) research and development studies which are being reimbursed by Takeda and are treated as separate elements within the North America Takeda Agreement, and (2) the Global License Agreement. We evaluated the multiple deliverables under these arrangements to determine whether the delivered elements that are our obligation have value to other parties to the agreement on a stand-alone basis and whether objective, reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

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

We apply a time-based model of revenue recognition for cash flows associated with research and development deliverables entered into prior to January 1, 2011 under the North America Takeda Agreement. Under this model, cash flow streams related to each unit of accounting are recognized as revenue over the estimated performance period. Upon receipt of cash payments, such as development milestones, revenue is recognized to the extent the accumulated service time has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period. A change in the period of time expected to complete the deliverable is accounted for as a change in estimate on a prospective basis. In cases where milestone payments are received after the completion of the associated development period, we recognize revenue upon completion of the performance obligation. Revenue is limited to amounts that are nonrefundable and that the other party to the agreement is contractually obligated to pay to us. The research and development revenue for these obligations is limited to the lesser of the actual reimbursable costs incurred or the straight-line amount of revenue recognized over the estimated performance period. Revenues are recognized for reimbursable costs only if those costs can be reasonably determined.

For research and development deliverables agreed upon subsequent to January 1, 2011, which are reimbursable under the North America Takeda Agreement at contractually predetermined percentages, we recognize revenue when the underlying research and development expenses are incurred, assuming all other revenue recognition criteria are met.

Under the North America Takeda Agreement, royalties are based on net sales of licensed products and are recorded on the accrual basis when earned in accordance with contractual terms when third-party results are reliably measurable, collectability is reasonably assured and all other revenue recognition criteria are met.

Takeda reimbursements of co-promotion costs under the North America Takeda Agreement, including costs associated with our specialty sales force and miscellaneous marketing activities, are recognized as co-promotion revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts. We have determined that we are acting as a principal under this agreement, and as such, we record reimbursements of these amounts on a gross basis as co-promotion revenue.

Product sales consist of AMITIZA sales to Abbott in Japan, by us in Europe (prior to the Global License Agreement), to Takeda under the Global License Agreement and RESCULA sales by us in the U.S. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured. We do not record sales deductions and returns for sales of AMITIZA to Abbott and Takeda due to the absence of discounts and rebates and no right of return under the contracts with Abbott and Takeda. We recognize revenue from RESCULA product sales less deductions for estimated sales discounts and sales returns. We account for rebates to certain governmental agencies as a reduction of product sales. We allow customers to return product within a specified time period prior to and 12 months subsequent to the product’s labeled expiration date. As a result, we estimate an accrual for product returns, which is recorded as a reduction of product sales. Given our limited history of selling RESCULA and the return period, we cannot reasonably estimate product returns from the wholesale distribution channel. Therefore, we are deferring the recognition of revenue until there is confirmation of pull-through sales to end-user customers. We ceased marketing RESCULA during the third quarter of 2014, and all remaining inventory is set to expire during March 2015.

We recognize contract revenue related to development and commercialization activities under the time-based method over the applicable period.

We consider our participation in the joint committees under the North America Takeda Agreement and Japan Abbott Agreement as separate deliverables under the contracts and recognize the fair value of such participation as revenue over the period of the participation per the terms of the contracts.

Accrued Research and Development Expenses

As part of our process of preparing our Consolidated Financial Statements, we are required to estimate an accrual for research and development expenses. This process involves reviewing and identifying services which have been performed by third parties on our behalf and determining the value of these services. Examples of these services are payments to clinical investigators and CROs. In addition, we make estimates of costs incurred to date but not yet invoiced to us in relation to external CROs and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment; invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities for research and development. We must make significant judgments and estimates in determining the accrued balance in any accounting period. No material adjustments have been required for this accrual during the years ended December 31, 2014 and 2013.

Stock-Based Compensation
We estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognize the expense over the required service periods.

For recording our stock-based compensation expense, for service based and market condition options we have chosen to use:
•	the straight-line method of allocating compensation cost for service based options and graded vesting for market condition options;
•	the Black-Scholes-Merton option pricing formula for time based options and the Monte Carlo simulation model for the market condition options as our chosen option-pricing models;
•	the simplified method to calculate the expected term for options as discussed under the SEC’s guidance for share-based payments for service based options;
•	an estimate of expected volatility based on the historical volatility of our share price; and
•	an estimate for expected forfeitures.

The three factors which most affect stock-based compensation are the fair value of the common stock underlying the stock options, the vesting term of the options, and the volatility of such fair value of the underlying common stock. If our estimates are too high or too low, we may overstate or understate our stock-based compensation expense.

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

During 2011, we transferred certain intellectual property and licenses to SAG. Since the transfer of these assets was to a subsidiary, the recognition of a deferred tax asset by SAG is prohibited and the net tax effect of the transaction is deferred in consolidation. The deferred tax liability generated from this transaction is offset by a deferred charge that is being amortized over ten years. As of December 31, 2014, the total deferred charge is $2.0 million after a net current year amortization and impairment expense of $3.2 million.

As of December 31, 2014 and 2013, we had foreign net operating loss (NOLs) carry forwards of $5.9 million and $11.9 million, respectively. Approximately $1.4 million of the foreign NOL begins to expire in December 2019, and approximately $4.5 million of the foreign NOL do not expire.

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

We recognize interest and penalties accrued related to uncertain tax positions as a component of the income tax provision. The liability for uncertain tax positions as of December 31, 2014 mainly pertains to our interpretation of nexus in certain states related to certain revenue sources for state income tax purposes. The amount expected to reverse within the next twelve months as a result of tax periods no longer being subject to examination has been recorded as a current liability. Other than this expected reversal, no other uncertain tax positions have been identified for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions.

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

Results of Operations

Comparison of years ended December 31, 2014 and December 31, 2013

Revenues
The following table summarizes our revenues for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013
Research and development revenue	$7,246	$20,354
Product royalty revenue	62,775	52,100
Product sales revenue	33,252	16,425
Co-promotion revenue	3,360	61
Contract and collaboration revenue	8,817	654
Total	$115,450	$89,594

Total revenues were $115.5 million in 2014 compared to $89.6 million in 2013, an increase of $25.9 million or 28.9%.

Research and development revenue
Research and development revenue was $7.2 million in 2014 compared to $20.4 million in 2013, a decrease of $13.1 million or 64.4%. The decrease was primarily due to the 2013 receipt of the $10.0 million milestone payment from Takeda upon the first commercial sale of AMITIZA for OIC.

Product royalty revenue
Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in North America and was $62.8 million in 2014 compared to $52.1 million in 2013, an increase of $10.7 million or 20.5%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes resulting from higher sales volume.

Product sales revenue
Product sales revenue represents drug product net sales of AMITIZA in Japan and Europe and drug product net sales of RESCULA in the U.S. Product sales revenue was $33.3 million in 2014 compared to $16.4 million in 2013, an increase of $16.9 million or 102.4%. The increase was primarily due to a $13.8 million increase in AMITIZA sales in Japan and a $2.5 million milestone payment earned in Japan as a result of the first occurrence of annual net sales of lubiprostone in Japan exceeding ¥5.0 billion.

Co-promotion revenue
Co-promotion revenue represents reimbursements by Takeda of a portion of our co-promotion costs for our specialty sales force. Co-promotion revenue was $3.4 million in 2014 compared to $61,000 in 2013, an increase of $3.3 million or 5408.2%. The increase resulted from our specialty sales force shifting back to co-promoting AMITIZA in 2014 after having shifted away from selling AMITIZA in 2013.

Contract and collaboration revenue
Contract and collaboration revenue was $8.8 million in 2014 compared to $654,000 in 2013, an increase of $8.2 million or 1248.2%. The increase was due to the recognition of $8.0 million of the upfront payment from Takeda under the Global License Agreement.

Costs of Goods Sold
The following table summarizes our costs of goods sold for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013
Product purchases	$16,036	$9,241
Inventory write-off	$-	$3,003
Distribution	233	158
Total	$16,269	$12,402

Costs of goods sold were $16.3 million in 2014 compared to $12.4 million in 2013, an increase of $3.9 million or 31.2%. The increase in cost of goods sold was primarily due to the increased volume of AMITIZA sales in Japan, partially offset by a $3.0 million non-cash write-off of RESCULA inventory in 2013 which did not reoccur in 2014.

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013
Direct costs:
Lubiprostone	$11,002	$10,644
Cobiprostone	1,887	1,269
Ion Channel Activator	1,664	2,738
Unoprostone isopropyl	846	1,060
Other	1,554	2,912
Total	16,953	18,623

Indirect costs	3,613	2,901
Total	$20,566	$21,524

Total research and development expenses were $20.6 million in 2014 compared to $21.5 million in 2013, a decrease of $958,000 or 4.5%. The decrease in research and development expenses was primarily due to the  discontinuation of our clinical studies for LSS, which were ongoing in 2013, but finished in the first half of 2014. This was partially offset by increased costs for lubiprostone and cobiprostone development and additional personnel.

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013
Salaries, benefits and related costs	$9,322	$8,307
Legal, consulting and other professional expenses	12,951	7,377
Stock option expense	1,802	1,260
Pharmacovigilance	1,289	2,474
Other expenses	5,866	5,995
Total	$31,230	$25,413

General and administrative expenses were $31.2 million in 2014 compared to $25.4 million in 2013, an increase of $5.8 million, or 22.9%. The increase was primarily due to a significant increase in legal fees incurred in prosecuting a patent infringement lawsuit filed by us in February 2013, partially offset by a reduction in pharmacovigilance costs that were associated with launching AMITIZA in Japan in 2013.

Selling and Marketing Expenses
The following summarizes our selling and marketing expenses for years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013
Salaries, benefits and related costs	$2,724	$6,735
Consulting and other professional expenses	5,732	4,599
Samples expense	276	2,563
Contract fees	1,816	213
Data purchases	913	829
Promotional materials & programs	982	2,208
Other expenses	2,080	3,912
Total	$14,523	$21,059

Selling and marketing expenses were $14.5 million in 2014 compared to $21.1 million in 2013, a decrease of $6.5 million or 31.0%. The decrease was primarily due to the replacement of our in-house sales force with a lower-cost contract sales force in 2014, and a $1.5 million non-cash write-off of RESCULA samples in 2013 that did not reoccur in 2014, partially offset by increased commercialization costs in 2014 for AMITIZA in Europe.

Non-Operating Income and Expense
The following table summarizes our non-operating income and expense for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2014	2013
Interest income	$172	$124
Interest expense	(1,520)	(1,894)
Other income	1,250	3,517
Total	$(98)	$1,747

Interest income was $172,000 in 2014 compared to $124,000 in 2013, an increase of $48,000 or 38.7%. The increase was primarily due to higher cash balances earning interest in 2014.

Interest expense was $1.5 million in 2014 compared to $1.9 million in 2013, a decrease of $374,000 or 19.7%. The decrease was primarily the result of lower debt balances.

Other income was $1.3 million in 2014 compared to $3.5 million in 2013, a decrease of $2.3 million or 64.5%. The decrease was primarily due to a $1.7 million or 58.7%, decrease in unrealized and non-cash foreign exchange gains.

Income Taxes
For the years ended December 31, 2014 and 2013, our consolidated effective income tax rate was 51.6% and 35.9%, respectively. For the years ended December 31, 2014 and 2013, we recorded a tax expense of $14.0 and $3.9 million, respectively. The tax expense for the year ended December 31, 2014 includes the impact of intangible impairments, resulting in approximately $818,000 of additional expense. Without the intangible impairment, the effective income tax rate would be approximately 48.6%. The change in our effective tax rate in 2014 compared to 2013 was attributable primarily to the changes in the effective foreign and state tax rates, impact of the intellectual property transfer, Subpart F income in the US (partially offset by the lower tax rate in the local jurisdiction), the mix of earnings by jurisdiction and the continuation of foreign losses that are not benefited due to full valuation allowances. As of December 31, 2014, the remaining valuation allowance against our deferred tax assets was $2.1 million and related to foreign jurisdictions where it is not more likely than not that these deferred tax assets would be realized.

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

Product royalty revenue
Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the U.S., as reported to us by our partner, Takeda. In 2013, we recognized $52.1 million of product royalty revenue compared to $50.7 million in 2012, an increase of $1.4 million or 2.8%. The increase was due to higher Takeda reported AMITIZA net sales that were primarily driven by higher prices.

Product sales revenue
Product sales revenue represents drug product net sales of AMITIZA in Japan and Europe and RESCULA in the U.S. Product sales revenue in 2013 and 2012 was $16.4 million and $5.0 million, respectively, an increase of $11.4 million or 226.1%. The increase was primarily due to the growth of product sales of AMITIZA in Japan, which commenced in the fourth quarter of 2012 and the commencement of product sales of RESCULA in the U.S. and AMITIZA in Switzerland during the first quarter of 2013

Co-promotion revenue
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

Cost of Goods Sold
Cost of goods sold relates to purchase and distribution costs of our products sold by us, including inventory write-offs for excess and obsolete inventory and amortization of marketing licenses. Cost of goods sold was $12.4 million and $3.0 million in 2013 and 2012, respectively, an increase of $9.4 million, or 309.3%. The increase in cost of goods sold relates to increased drug product sales of AMITIZA in Japan and Europe, and RESCULA in the U.S. Additionally, during the third quarter of 2013, we recorded a $3.0 million write-off of RESCULA inventory to reflect anticipated excess quantities of dated product. The anticipated excess inventory was largely a result of the necessity to pre-order product in advance of FDA approval due to a planned manufacturer shutdown and lower than anticipated sales within the useful life of the dated product. In addition to initial sales falling below their forecast, in the fourth quarter of 2013 we decided to eliminate our in-house sales force and deploy a contract sales force to detail only current RESCULA prescribers at a much reduced level, which will further impact future sales of RESCULA.

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

Total research and development expenses in 2013 were $21.5 million compared to $21.3 million in 2012, an increase of $232,000, or 1.1%. The increase in research and development expenses was primarily due to the higher costs associated with lubiprostone pediatric trials and alternate formulation, our clinical development of the lumbar spinal stenosis program, and higher indirect costs including regulatory fees; these increases were partially offset by lower costs associated with our development programs for cobiprostone and unoprostone isopropyl and terminated Numab collaboration.

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

Selling and Marketing Expenses
The following summarizes our selling and marketing expenses for years ended December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012
Salaries, benefits and related costs	$6,735	$7,232
Consulting and other professional expenses	4,599	4,220
Samples expense	2,563	-
Contract fees	213	-
Data purchases	829	1,462
Promotional materials & programs	2,208	576
Other expenses	3,912	5,201
Total	$21,059	$18,691

Selling and marketing expenses were $21.1 million in 2013 compared to $18.7 million in 2012, an increase of $2.4 million, or 12.7%. The increase in selling and marketing expenses is primarily due to $1.1 million for dispensing samples of RESCULA and a further non-cash write-off of anticipated excess samples of $1.5 million.

Non-Operating Income and Expense
The following table summarizes our non-operating income and expense for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012
Interest income	$124	$179
Interest expense	(1,894)	(2,346)
Other income (expense), net	3,517	1,827
Total	$1,747	$(340)

Interest income was $124,000 in 2013 compared to $179,000 in 2012, a decrease of $55,000, or 30.7%. The decrease was primarily due to lower prevailing interest rates earned by our investments and lower cash balances.

Interest expense was $1.9 million in 2013 compared to $2.3 million in 2012, a decrease of $452,000, or 19.3%. The decrease was primarily due to lower debt balance.

Other income was $3.5 million in 2013 compared to $1.8 million in 2012, an increase of $1.7 million, or 92.5%. The increase in other income was primarily due to foreign exchange gains in the current period that are unrealized non-cash and that relate to amounts held within our Japan subsidiary.

Income Taxes
For the years ended December 31, 2013 and 2012, our consolidated effective income tax rate was 35.9% and 36.6%, respectively. For the years ended December 31, 2013 and 2012, we recorded a tax expense of $3.9 and $2.9 million, respectively. The tax expense for the year ended December 31, 2012 includes a benefit of approximately $1.9 million related to the reassessment of the partial internal transfer of intellectual property. The effective tax rate in 2013 is consistent with that of 2012 due to offsetting changes in the rate, attributable primarily to the changes in the effective foreign and state tax rates, impact of the intellectual property transfer, the mix of earnings by jurisdiction and the continuation of foreign losses that are not benefited due to full valuation allowances. As of December 31, 2013, the remaining valuation allowance against our deferred tax assets was $1.8 million and related to foreign jurisdictions where it is not more likely than not that these deferred tax assets would be realized.

Reportable Geographic Segments
We have determined that we have three reportable segments based on our method of internal reporting, which disaggregates the business by geographic location. These segments are the Americas, Europe and Asia. We evaluate the performance of these segments based primarily on income (loss) from operations, as well as other factors such as the progress of research and development activities, collaboration and licensing efforts and commercialization activities. The financial results of our segments reflect their varying stages of development.

The following table summarizes the financial results and the identifiable assets of our reportable geographic segments:

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2014
Total revenues	$74,688	$8,634	$32,128	$115,450
Income (loss) before taxes	27,047	(11,994)	12,080	27,133
Identifiable assets	111,846	24,984	4,744	141,574

Year Ended December 31, 2013
Total revenues	$73,637	$108	$15,849	$89,594
Income (loss) before taxes	20,983	(12,425)	2,385	10,943
Identifiable assets	95,350	23,843	17,684	136,877

Year Ended December 31, 2012
Total revenues	$61,026	$30	$20,431	$81,487
Income (loss) before taxes	11,463	(15,861)	12,375	7,977
Identifiable assets	87,731	25,465	14,600	127,796

Our Americas segment activities include AMITIZA revenue and expenses associated with the North America Takeda Agreement and RESCULA revenues and expenses. The segment recorded an income before taxes of $27.0 million in 2014 compared to $21.0 million in 2013, an increase of $6.1 million or 28.9%. This increase was primarily due to non-recurring RESCULA expenses in 2013 consisting of a $3.0 million write-off of RESCULA inventory and a $1.5 million write-off of RESCULA samples, as well as decreased Selling and Marketing expenses due to the replacement of our in-house sales force with a lower cost contract sales force in 2014. The 2013 income before taxes of $21.0 million represents an increase of $9.5 million or 83.0% from the 2012 income before taxes of $11.5 million. This increase was primarily attributable to the receipt of the $10.0 million milestone payment from Takeda in 2013 upon the first commercial sale of AMITIZA for OIC.

Our Europe segment activities include the commercialization of AMITIZA in Europe prior to the Global License Agreement; costs associated with pipeline development, intellectual property management and licensing activities. The segment recorded a loss before taxes of $12.0 million in 2014, compared to a loss before taxes of $12.4 million in 2013, a decrease of $431,000 or 3.5%. An $8.0 million upfront payment received in 2014 under the Global License Agreement was offset by a $4.1 million intangible asset impairment and a $5.4 million increase in other operating expenses. The 2013 loss before taxes of $12.4 million represents a decrease of $3.4 million or 21.7% from the 2012 loss before taxes of $15.9 million.

Our Asia segment activities include the commercialization of AMITIZA in Japan associated with the Japan Abbott Agreement. The segment recorded an income before taxes of $12.1 million in 2014 compared to $2.4 million in 2013, an increase of $9.7 million or 406.5%. This increase was primarily due to an increase in product sales net of costs of goods sold of $9.9 million. The 2013 income before taxes of $2.4 million represents a decrease of $10.0 million or 80.7%, from the 2012 income before taxes of $12.4 million. This decrease was primarily attributable to the milestone payment received from Abbott in 2012.

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

Our cash, cash equivalents, restricted cash and investments consist of the following:

	Year Ended December 31,
(In thousands)	2014	2013
Cash and cash equivalents	$71,622	$44,102
Restricted cash, current	213	26,115
Restricted cash, non-current	2,224	2,471
Investments, current	22,393	16,003
Investments, non-current	13,540	7,219
Total	$109,992	$95,910

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of December 31, 2014, our restricted cash consisted primarily of collateral pledged to support Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions. As of December 31, 2013, our restricted cash consisted primarily of the collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Tokyo-Mitsubishi Bank), a loan agreement with The Mizuho Bank, Ltd. (Mizuho Bank), Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions. During 2014, the loan agreements at the Tokyo-Mitsubishi Bank and the Mizuho Bank were paid in full and the collateral pledged to support those loan agreements was returned to us (see Note 13 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

As of December 31, 2014 and 2013, our short-term investments consisted of U.S. corporate commercial paper, municipal securities, certificates of deposit and variable rate demand notes which have short-term maturities of one year or less. Our non-current investments consisted of U.S. government securities, certificates of deposit and corporate bonds.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash provided by (used in):
Operating activities	$30,878	$(4,209)	$12,000
Investing activities	12,959	(12,616)	(589)
Financing activities	(15,413)	10,581	(8,446)
Effect of exchange rates	(904)	(1,676)	(1,605)
Net increase (decrease) in cash and cash equivalents	$27,520	$(7,920)	$1,360

Year ended December 31, 2014
Net cash provided by operating activities of $30.9 million for the year ended December 31, 2014 was primarily due to a net income of $13.1 million, non-cash expenses totaling $11.7 million (which includes an intangible assets impairment of $5.6 million, an increase in deferred charges of $3.2 million, stock-based compensation expense of $2.3 million, and depreciation and amortization of $1.1 million), cash provided by an increase in collaboration obligation of $6.0 million, and net changes in other assets and liabilities of $3.7 million, offset by cash used in net changes in receivables and payables of $3.7 million.

Net cash provided by investing activities of $13.0 million for the year ended December 31, 2014 was primarily the result of a decrease in restricted cash of $25.8 million, cash from matured investments of $14.7 million, and proceeds from investment sales of $1.7 million, offset by investment purchases of $29.2 million.

Net cash used in financing activities of $15.4 million for the year ended December 31, 2014 was primarily due to the payment of notes payable of $24.9 million, offset by proceeds of $5.3 million from our “at-the-market” stock offering and proceeds of $3.8 million from the exercise of employee stock options.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for year ended December 31, 2014 was a decrease of $904,000.

Year ended December 31, 2013
Net cash used in operating activities was $4.2 million for the year ended December 31, 2013. This reflected cash provided by net income of $7.0 million, non-cash stock based compensation of $1.7 million, depreciation and amortization of $1.5 million, offset by non-cash unrealized currency translation gains of $2.0 million, an increase in accounts receivable of $4.0 million, and a decrease in both accrued expenses and deferred revenue of $4.7 million and $3.1 million, respectively.

Net cash used in investing activities of $12.6 million for the year ended December 31, 2013 primarily reflected a $9.6 million increase in restricted cash and a $2.9 million increase in purchases of investments net of maturities and proceeds.

Net cash provided by financing activities of $10.6 million for the year ended December 31, 2013 primarily reflected proceeds of $5.3 million from our “at-the-market” stock offering, and proceeds of $2.3 million from the exercise of employee stock options.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for year ended December 31, 2013 was a decrease of $1.7 million.

Year ended December 31, 2012
Net cash provided by operating activities was $12.0 million for the year ended December 31, 2012. This reflected a net income of $5.1 million, non-cash interest expense of $2.0 million, non-cash stock based compensation of $2.2 million, depreciation and amortization of $1.5 million and changes in other operating assets and liabilities.

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

Commitments and Contractual Obligations
As of December 31, 2014, our principal outstanding contractual obligations related to our loans and our contract research commitments. The following table summarizes these significant contractual obligations:

(In thousands of U.S. dollars)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Loans	$25,818	$8,240	$17,578	$-	$-
Interest on loans	1,896	998	898	-	-
Operating lease commitments	2,735	1,198	1,537	-	-
Contract research commitments	8,535	7,823	712	-	-
Uncertain tax positions (1)	263	263	-	-	-
	$39,247	$18,522	$20,725	$-	$-

(1) As of December 31, 2014, we have recorded a total income tax liability for uncertain tax positions of approximately $842,000, of which we expect to settle $263,000 within the next twelve months and the remaining $579,000 in an unknown future period (see Note 16 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The table above does not include any contingent liability under the agreement with Numab in the event that Numab defaults under its loan with Zurcher Kantonalbank up to a maximum potential amount of $2.2 million. As of December 31, 2014, the potential amount of payments in the event of Numab’s default was $2.0 million (see Note 12 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1934, as amended.

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
•
additional purchases of shares of our class A common stock up to $2.7 million, for a total of $5.0 million pursuant to the repurchase program, which total may be increased up to $10.0 million as previously approved by our Board of Directors; and

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

In January 2013 we entered into the Cantor Sales Agreement, which enables us to offer and sell shares of our class A common stock with aggregate class A common stock sales of up to $20.0 million, from time to time through Cantor Fitzgerald & Co. as our sales agent. Sales of class A common stock under the Cantor Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act.

At December 31, 2014, based upon our current business plan, we believe we have sufficient liquidity for the next 12 months.

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

Accounting Pronouncements
Refer to Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Interest Rate Risk
Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of December 31, 2014.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk
Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of December 31, 2014 and December 31, 2013, approximately 33.6% and 17.1%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and related financial statement schedules required by this item are included beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) for our company. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Peter Greenleaf	Andrew P. Smith
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information will be included in our proxy statement, or Proxy Statement, for our 2015 Annual Meeting to be filed within 120 days after the fiscal year end of December 31, 2014, and is incorporated herein by reference:
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information provided under the heading “Executive Compensation” of our Proxy Statement for our 2015 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference from the section captioned “Stock Ownership Information” in our Proxy Statement for our 2015 Annual Meeting of Shareholders. The information regarding the securities authorized for issuance under our equity compensation plan is incorporated into this section by reference from the section captioned “Equity Compensation Plan Information” in our Proxy Statement for our 2015 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions is incorporated by reference to the information provided under the heading “Related Party Transactions” in our Proxy Statement for our 2015 Annual Meeting of Shareholders. The information regarding director independence is incorporated by reference to the information provided under the heading “Corporate Governance Principles and Board Matters, Board Structure and Committee Composition – Board Determination of Independence” In our proxy statement for our 2015 Annual Meeting of Shareholders

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information provided under the heading “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policy and Procedures” in our Proxy Statement for our 2015 Annual Meeting of Shareholders.

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
Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.54^	Separation Agreement and General Release, dated January 28, 2011, between the Company and Jan Smilek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.55^	Consulting Agreement, dated January 13, 2011, between the Company and Jan Smilek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.56	Form of Sucampo Pharmaceuticals, Inc. Duration and Performance-Based Stock Option Incentive Award	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 6, 2011)

10.57	Exclusive License for Development and Commercialization of Unoprostone dated March 22, 2011, between Sucampo Manufacturing & Research AG and R-Tech Ueno, Ltd.	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed May 10, 2011)

10.58*	Loan Guarantee and Development Agreement, dated September 8, 2011, between Numab AG and Sucampo AG	Exhibit 10.58 to the Company’s Annual Report on Form 10-K (filed March 15, 2012)

10.59	Form of Settlement and Mutual Release Agreement, dated October 26, 2011, between Sucampo Pharmaceuticals, Inc. and Covance Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 9, 2011)

10.60	Employment Agreement, effective as of October 17, 2011, between the Company and Cary J. Claiborne	Exhibit 10.60 to the Company’s Annual Report on Form 10-K (filed March 15, 2012)

10.61	Master Lease Agreement, effective as of January 31, 2012, between Sucampo AG and Numab AG	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed May 10, 2012)

10.62^	Employment Agreement, effective as of December 31, 2012, between the Company and Ryuji Ueno	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.63^	Employment Agreement, effective as of December 31, 2012, between the Company and Gayle Dolecek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.64^	Employment Agreement, effective as of December 31, 2012, between the Company and Cary J. Claiborne	Exhibit 99.3 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.65^	Employment Agreement, effective as of December 31, 2012, between the Company and Stanley G. Miele	Exhibit 99.4 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.66^	Employment Agreement, effective as of December 31, 2012, between the Company and Thomas J. Knapp	Exhibit 99.5 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.67^	Form of Indemnification Agreement, dated December 31, 2012, between the Company and an indemnitee	Exhibit 99.6 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.68^	Consulting Agreement, dated May 23, 2013, between the Company and Gayle Dolecek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed May 31, 2013)

10.69^	Consulting Agreement, dated September 14, 2013, between the Company and Peter Lichtlen	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed September 17, 2013)

10.70^	Employment Agreement, dated February 10, 2014, between the Company and Peter Greenleaf	Exhibit 10.70 to the Company’s Annual Report on Form 10-K (filed March 12, 2014)

10.71^	Consulting Agreement, dated February 10, 2014, between the Company and Dr. Ryuji Ueno	Exhibit 10.71 to the Company’s Annual Report on Form 10-K (filed March 12, 2014)

10.72*	Lubiprostone Exclusive Manufacturing and Supply Agreement, dated as of January 1, 2014, by and between Sucampo AG and R-Tech Ueno, Ltd.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.73*
Settlement and License Agreement, dated September 30, 2014, by and among the Company, Sucampo AG, R-Tech Ueno, Ltd., Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., Takeda Pharmaceuticals America, Inc., Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc.
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.74*	Manufacturing and Supply Agreement, dated as of September 30, 2014, by and between Sucampo AG and Par Pharmaceutical, Inc.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.75*
Amendment No. 1, dated September 30, 2014, to Collaboration and License Agreement dated October 29, 2004 and Supplemental Agreement, dated February 1, 2006, by and between Sucampo Pharma Americas, LLC and Takeda Pharmaceutical Company Limited
Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.76	Amendment No. 1, dated September 30, 2014, to the Agreement dated October 29, 2004, by and between Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.77*
Amendment No. 1, dated September 30, 2014, to Supply Agreement dated October 29, 2004, Supply and Purchase Agreement dated January 25, 2006 and the Addendum to the Supply and Purchase Agreement dated November 6, 2013 by and among Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.
Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.78^	Separation Agreement and General Release, dated November 7, 2014, between the Company and Cary Claiborne	Included herewith

10.79*	Global License Agreement, dated October 27, 2014, between Sucampo AG and Takeda Pharmaceuticals International GmbH Limited	Included herewith

10.80^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Peter Kiener	Included herewith

10.81^	Employment Agreement, dated as of October 27, 2014, between the Company and Matthais Alder	Included herewith

10.82^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Steven Caffé	Included herewith

10.83^	Amendment, dated as of October 27, 2014, to Employment Agreement, effective as of December 31, 2012, between the Company and Thomas J. Knapp	Included herewith

10.84^	Amendment, dated as of October 27, 2014, to Consulting Agreement, dated September 14, 2013, between the Company and Peter Lichtlen	Included herewith

10.85^	Amendment, dated as of October 27, 2014, to Employment Agreement, effective as of December 31, 2012, between the Company and Stanley G. Miele	Included herewith

10.86^	Intentionally left blank

10.87	Registration Rights Agreement, dated January 15, 2015, by and among the Company, S&R Technology Holdings, LLC, S&R Foundation, Dr. Ryuji Ueno and Dr. Sachiko Kuno.	Exhibit 10.1 to the Company's Form S-3 filed January 16, 2015

10.88*	Stipulation and License Agreement, dated February 5, 2015, by and among the Company, Sucampo AG, R-Tech Ueno, Ltd. and Par Pharmaceutical, Inc.	Included herewith

10.89*	Manufacturing and Supply Agreement, dated as of February 5, 2015, by and between Sucampo AG and Par Pharmaceutical, Inc.	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

21	Subsidiaries of the Company	Included herewith

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

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

64

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

March 9, 2015	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER GREENLEAF	Chief Executive Officer	March 9, 2015
Peter Greenleaf	(Principal Executive Officer)
Director

/s/ ANDREW P. SMITH	Chief Financial Officer	March 9, 2015
Andrew P. Smith	(Principal Financial Officer)

/s/ WILLIAM L. ASHTON	Director	March 9, 2015
William L. Ashton

/s/ ANTHONY C. CELESTE	Director	March 9, 2015
Anthony C. Celeste

/s/ JOHN JOHNSON	Director	March 9, 2015
John Johnson

/s/ DANIEL P. GETMAN	Chairman of the Board	March 9, 2015
Daniel P. Getman

/s/ BARBARA A. MUNDER	Director	March 9, 2015
Barbara A. Munder

/s/ MAUREEN E. O'CONNELL	Director	March 9, 2015
Maureen E. O'Connell

/s/ ROBERT SPIEGEL	Director	March 9, 2015
Robert Spiegel

/s/ KEI S. TOLLIVER	Director	March 9, 2015
Kei S. Tolliver

SUCAMPO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sucampo Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Sucampo Pharmaceuticals, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 9, 2015

SUCAMPO PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS:

Current assets:
Cash and cash equivalents	$71,622	$44,102
Investments, current	22,393	16,003
Product royalties receivable	18,576	14,829
Accounts receivable, net	5,338	5,407
Deferred tax assets, current	476	2,028
Deferred charge, current	295	673
Restricted cash, current	213	26,115
Inventory	-	209
Prepaid expenses and other current assets	3,411	3,987
Total current assets	122,324	113,353

Investments, non-current	13,540	7,219
Property and equipment, net	763	1,156
Intangible assets, net	151	6,438
Deferred tax assets, non-current	571	1,212
Deferred charge, non-current	1,695	4,540
Restricted cash, non-current	2,224	2,471
Other assets	306	488
Total assets	$141,574	$136,877

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Accounts payable	$4,143	$7,614
Accrued expenses	8,467	5,682
Deferred revenue, current	2,051	1,365
Collaboration obligation	6,000	-
Income tax payable	1,291	701
Notes payable, current	8,240	26,892
Other current liabilities	3,618	358
Total current liabilities	33,810	42,612

Notes payable, non-current	17,578	25,828
Deferred revenue, non-current	5,118	6,169
Deferred tax liability, non-current	820	2,066
Other liabilities	1,936	1,233
Total liabilities	59,262	77,908

Commitments and contingencies (Notes 8 and 11)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at December 31, 2014 and 2013; no shares issued and outstanding at December 31, 2014 and 2013	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at December 31, 2014 and 2013; 44,602,988 and 43,315,749 shares issued and outstanding at December 31, 2014 and 2013, respectively	446	432
Class B common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2014 and 2013; no shares issued and outstanding at December 31, 2014 and 2013	-	-
Additional paid-in capital	83,646	72,109
Accumulated other comprehensive income	14,265	15,601
Treasury stock, at cost; 524,792 shares at December 31, 2014 and 2013	(2,313)	(2,313)
Accumulated deficit	(13,732)	(26,860)
Total stockholders' equity	82,312	58,969
Total liabilities and stockholders' equity	$141,574	$136,877

The accompanying notes are an integral part of these Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Research and development revenue	$7,246	$20,354	$21,545
Product royalty revenue	62,775	52,100	50,696
Product sales revenue	33,252	16,425	5,037
Co-promotion revenue	3,360	61	3,576
Contract and collaboration revenue	8,817	654	633
Total revenues	115,450	89,594	81,487

Costs and expenses:
Costs of goods sold	16,269	12,402	3,030
Intangible assets impairment	5,631	-	-
Research and development	20,566	21,524	21,292
General and administrative	31,230	25,413	30,157
Selling and marketing	14,523	21,059	18,691
Total costs and expenses	88,219	80,398	73,170

Income from operations	27,231	9,196	8,317
Non-operating income (expense):
Interest income	172	124	179
Interest expense	(1,520)	(1,894)	(2,346)
Other income, net	1,250	3,517	1,827
Total non-operating income (expense), net	(98)	1,747	(340)

Income before income taxes	27,133	10,943	7,977
Income tax provision	(14,005)	(3,928)	(2,916)
Net income	$13,128	$7,015	$5,061

Net income per share:
Basic	$0.30	$0.17	$0.12
Diluted	$0.29	$0.16	$0.12
Weighted average common shares outstanding:
Basic	43,691	41,716	41,660
Diluted	44,506	42,544	41,785

Comprehensive income:
Net income	$13,128	$7,015	$5,061
Other comprehensive income (loss):
Unrealized loss on pension benefit obligation	(978)	-	-
Unrealized gain (loss) on investments, net of tax effect	(7)	2	36
Foreign currency translation	(351)	(567)	(1,724)
Total comprehensive income	$11,792	$6,450	$3,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

						Accumulated
	Class A		Class B		Additional	Other				Total
	Common Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Equity
Balance at December 31, 2011	15,690,780	$157	26,191,050	$262	$59,957	$17,854	186,987	$(700)	$(38,936)	$38,594
Conversion of shares	26,191,050	262	(26,191,050)	(262)	-	-	-	-	-	-
Employee stock option expense	-	-	-	-	2,233	-	-	-	-	2,233
Stock issued upon exercise of stock options	79,525	1	-	-	311	-	-	-	-	312
Stock issued under employee stock purchase plan	3,550	-	-	-	20	-	-	-	-	20
Foreign currency translation	-	-	-	-	-	(1,724)	-	-	-	(1,724)
Unrealized loss on investments, net of tax effect	-	-	-	-	-	36	-	-	-	36
Treasury stock, at cost	-	-	-	-	-	-	270,043	(1,277)	-	(1,277)
Net income	-	-	-	-	-	-	-	-	5,061	5,061
Balance at December 31, 2012	41,964,905	420	-	-	62,521	16,166	457,030	(1,977)	(33,875)	43,255
Employee stock option expense	-	-	-	-	1,744	-	-	-	-	1,744
Stock issued upon exercise of stock options	597,836	5	-	-	2,332	-	-	-	-	2,337
Stock issued under employee stock purchase plan	3,625	-	-	-	25	-	-	-	-	25
Stock issued under "at-the-market" offering	749,383	7	-	-	5,274	-	-	-	-	5,281
Foreign currency translation	-	-	-	-	-	(567)	-	-	-	(567)
Unrealized loss on investments, net of tax effect	-	-	-	-	-	2	-	-	-	2
Windfall tax benefit from stock-based compensation	-	-	-	-	213	-	-	-	-	213
Treasury stock, at cost	-	-	-	-	-	-	67,762	(336)	-	(336)
Net income	-	-	-	-	-	-	-	-	7,015	7,015
Balance at December 31, 2013	43,315,749	432	-	-	72,109	15,601	524,792	(2,313)	(26,860)	58,969
Employee stock option expense	-	-	-	-	2,287	-	-	-	-	2,287
Stock issued upon exercise of stock options	742,865	9	-	-	3,780	-	-	-	-	3,789
Stock issued under employee stock purchase plan	5,853	-	-	-	36	-	-	-	-	36
Stock issued under "at-the-market" offering	538,521	5	-	-	5,321	-	-	-	-	5,326
Windfall tax benefit from stock-based compensation	-	-	-	-	113	-	-	-	-	113
Unrealized loss on pension benefit obligation	-	-	-	-	-	(978)	-	-	-	(978)
Unrealized loss on investments, net of tax effect	-	-	-	-	-	(7)	-	-	-	(7)
Foreign currency translation	-	-	-	-	-	(351)	-	-	-	(351)
Net income	-	-	-	-	-	-	-	-	13,128	13,128
Balance at December 31, 2014	44,602,988	$446	-	-	$83,646	$14,265	524,792	$(2,313)	$(13,732)	$82,312

The accompanying notes are an integral part of these Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$13,128	$7,015	$5,061
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,090	1,488	1,488
Intangible assets impairment	5,631	-	-
Deferred tax provision (benefit)	770	(1,678)	(23,026)
Deferred charge	3,223	673	23,922
Stock-based compensation	2,287	1,744	2,233
Amortization of premiums on investments	82	110	67
Notes payable paid-in-kind interest	-	-	2,024
Unrealized currency translation gains	(1,146)	(2,023)	(1,300)
Shortfall from stock-based compensation	(227)	-	-
Changes in operating assets and liabilities:
Accounts receivable	67	(4,047)	3,256
Unbilled accounts receivable	-	732	1,303
Product royalties receivable	(3,747)	(654)	(3,380)
Inventory	206	(163)	87
Prepaid and income taxes receivable and payable, net	592	560	2,998
Accounts payable	(3,437)	2,242	(1,453)
Accrued expenses	2,868	(4,685)	15
Deferred revenue	(191)	(3,126)	(95)
Collaboration obligation	6,000	-	-
Accrued interest payable	(32)	(32)	-
Other assets and liabilities, net	3,714	(2,365)	(1,200)
Net cash provided by (used in) operating activities	30,878	(4,209)	12,000
Cash flows from investing activities:
Purchases of investments	(29,153)	(10,127)	(23,609)
Proceeds from the sales of investments	1,700	755	750
Maturities of investments	14,650	6,485	27,790
Purchases of property and equipment	(66)	(168)	(439)
Purchases of intangible assets	-	-	(3,000)
Purchase of other investing activities	-	-	(432)
Changes in restricted cash	25,828	(9,561)	(1,649)
Net cash provided by (used in) investing activities	12,959	(12,616)	(589)
Cash flows from financing activities:
Proceeds from notes payable	-	10,600	-
Repayment of notes payable	(24,904)	(7,539)	(7,500)
Proceeds from exercise of stock options	3,789	2,337	311
Proceeds from employee stock purchase plan	36	25	20
Proceeds from "at-the market" stock issuance	5,326	5,281	-
Purchase of treasury stock	-	(336)	(1,277)
Windfall benefit from stock-based compensation	340	213	-
Net cash provided by (used in) financing activities	(15,413)	10,581	(8,446)
Effect of exchange rates on cash and cash equivalents	(904)	(1,676)	(1,605)
Net increase (decrease) in cash and cash equivalents	27,520	(7,920)	1,360
Cash and cash equivalents at beginning of period	44,102	52,022	50,662
Cash and cash equivalents at end of period	$71,622	$44,102	$52,022
Supplemental cash flow disclosures:
Cash paid for interest	$129	$156	$157
Tax refunds received	$76	$103	$3,658
Tax payments made	$9,166	$4,939	$3,665

The accompanying notes are an integral part of these Consolidated Financial Statements.

1. Business Organization and Basis of Presentation

Description of the Business
Sucampo Pharmaceuticals, Inc., (Company) is a global biopharmaceutical company focused on innovative research and development of proprietary drugs to meet major unmet medical needs.

The Company is currently focused on developing compounds known as prostones, which are ion channel activators, to treat gastrointestinal, ophthalmic, and oncology-based inflammatory disorders, and is also considering other potential therapeutic applications of the Company’s drug technologies.

The Company currently generates revenue mainly from product royalties, development milestone payments, product sales and clinical development activities. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities, seeks regulatory approvals and additional indications for approved products and other compounds, seeks global partnering opportunities for its approved products and compounds, and seeks strategic opportunities for in-licensing non-prostone clinical candidates.

AMITIZA is being marketed in the U.S. for three gastrointestinal indications under the October 2014 collaboration and license agreement (North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults. Takeda also holds marketing rights to AMITIZA in Canada, but has not yet commercialized it there. The Company is primarily responsible for clinical development activities under the North America Takeda Agreement while Takeda is primarily responsible for commercialization of AMITIZA in the U.S. and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006, for the treatment of IBS-C in May 2008 and for the treat of OIC in May 2013. In October 2014, the Company and Takeda executed amendments to the North America Takeda Agreement as well as to the ancillary agreements which, among other things, extended the term of the North America Takeda Agreement beyond December 2020. During the extended term, the Company will split the annual net sales revenue of the branded AMITIZA products. In addition, beginning in April 2015, Takeda will no longer reimburse the Company for the product details performed by the Company’s sales force or for promotional materials used by the sales force. As a result, the Company will not use a sales force to promote AMITIZA after the end of 2014.

In October 2014, the Company and its affiliate, Sucampo AG, (SAG) (the Company and SAG together, Company Entities), along with R-Tech Ueno, Ltd. (R-Tech), Takeda and certain affiliates of Takeda (collectively, Takeda Pharmaceutical) executed a settlement and license agreement (Settlement and License Agreement) with Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (the foregoing three entities collectively, Par) that resolves the patent litigation in the U.S. related to the Company’s AMITIZA (lubiprostone) 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule product. Under the terms of the Settlement and License Agreement, the Company Entities and R-Tech will grant Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule (collectively, Licensed Products) in the U.S. for the indications approved for AMITZA beginning on January 1, 2021, or earlier under certain circumstances. Also beginning on January 1, 2021, the Company Entities will split the gross profits of the Licensed Products sold during the term of the Settlement and License Agreement, which continues until each of the Company’s patents has expired. In the event Par elects to launch an authorized generic product, the Company will supply Par with the product under the terms of a manufacturing and supply agreement at a negotiated price. Additionally, the Company Entities, R-Tech, Takeda Pharmaceutical, and Par have agreed to dismiss with prejudice the patent litigation filed against Par in the U.S. District Court for the District of Delaware.

In Japan, lubiprostone is being developed and marketed under a license, commercialization and supply agreement (Japan Abbott Agreement) with Abbott Japan Co. Ltd., (Abbott) for the treatment of CIC in Japan. The Company received approval of its new drug application, (NDA) for AMITIZA for the treatment of chronic constipation, (CC) excluding constipation caused by organic diseases, from the Ministry of Health, Labour and Welfare in June 2012 and pricing approval in November 2012. In early December 2013, the two-week limitation on prescriptions, generally applied to all new approvals of products for the first year after reimbursement price approval, was removed. AMITIZA is Japan’s only prescription medicine for CC. On February 27, 2015, Abbott Laboratories, Inc. and Mylan, Inc. (Mylan) closed Mylan’s purchase of Abbott’s non-U.S. developed markets specialty and branded generics business. The Company does not expect any significant changes in the commercialization of AMITIZA in Japan as a result of such transfer. Under the terms of the Japan Abbott Agreement, the Company received a commercial milestone payment of $2.5 million during the third quarter of 2014 for the first occurrence of annual net sales of lubiprostone in Japan exceeded ¥5.0 billion.

In the U.K., the Company received approval in September 2012 from the Medicines and Healthcare Products Regulatory Agency (MHRA) for the use of AMITIZA to treat CIC. The Company filed for the OIC indication, but in March 2014 the Company received notification from MHRA that the application for the OIC indication was not approved and we have since resubmitted the application for OIC for re-review to MHRA. The Company currently awaits MHRA’s decision on the OIC indication. The Company made AMITIZA available in the U.K. in the fourth quarter of 2013. In July 2014, National Institute of Health and Care Excellence (NICE) published the technology appraisal guidance recommending the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed laxatives. In January 2015, the Company successfully completed the European mutual recognition procedure (MRP) for AMITIZA for the treatment of CIC in select European countries, resulting in a recommendation for marketing authorization.

In Switzerland, AMITIZA was approved to treat CIC in 2009. In 2012, the Company reached an agreement with the Bundesamt fur Gesundheit, (BAG), the Federal Office of Public Health in Switzerland, on a reimbursement price for AMITIZA in Switzerland, and began active marketing in the first quarter of 2013. Since February 2012, AMITIZA has also been available through a Named Patient Program throughout the European Union, Iceland and Norway. In February 2014, the Company announced that the BAG revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Spezialitätenliste to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period. In July 2014, AMITIZA was approved for the treatment of OIC in chronic, non-cancer adult patients by the Swissmedic, the Swiss Agency for Therapeutic Products.

In October 2014, SAG and Takeda’s affiliate, Takeda Pharmaceuticals International GmbH Limited, entered into an exclusive global license agreement (Global License Agreement) to develop and commercialize AMITIZA. The territories excluded from the Global License Agreement are Canada, the U.S., Japan and the People’s Republic of China. Canada and the U.S. are covered by the North America Takeda Agreement, and Japan is covered by the Japan Abbott Agreement. The Global License Agreement is effective until it expires on a country-by-country basis on the fourteenth (14th) anniversary of the date of first commercial sale in that country. Under the terms of the Global License Agreement, SAG will receive a nonrefundable upfront payment of $14 million from Takeda for exclusive rights to develop and commercialize AMITIZA in the global markets covered by the Global License Agreement. In addition, SAG will also be eligible for up to $35 million in additional commercial milestone payments contingent on the achievement of certain net sales revenue targets. Takeda will be responsible for all development activities and costs, except that SAG will assume responsibility for the first $6 million in development expenses incurred by Takeda. SAG will supply Takeda with AMITIZA at a negotiated supply price. In addition, Takeda will become the marketing authorization holder and will be responsible for all commercialization and regulatory activities for AMITIZA in the territories covered by the Global License Agreement.

The Company holds license agreements for RESCULA in the U.S. and Canada and the rest of the world, with the exception of Japan, Korea, Taiwan and the People’s Republic of China (R-Tech Territory). A supplemental new drug application (sNDA) for RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of intraocular pressure (IOP) in patients with open-angle glaucoma or ocular hypertension was approved by the U.S. Food and Drug Administration (FDA) in December 2012, and the Company began commercializing the product in February 2013. According to the approved product labeling, RESCULA may be used as a first-line agent or concomitantly with other topical ophthalmic drug products to lower intraocular pressure. RESCULA is a big potassium channel activator, which is different from other IOP lowering agents. The Company has ceased marketing RESCULA in the fourth quarter of 2014, and in the third quarter of 2014 the Company incurred a $5.6 million intangible assets impairment related to RESCULA. In February 2015, the Company alerted physicians that it has ceased to manufacture the product.

The Company’s other clinical development programs include the following:

New Formulation of Lubiprostone

The Company has been developing a new formulation of lubiprostone, both for adult and pediatric patients who are unable to take capsules and for naso-gastric tube fed patients. Takeda is funding 100% of the costs of this new formulation work and the Company expects to initiate a phase 3 trial in the second half of 2015.

Pediatric Functional Constipation

Two of the four planned phase 3 studies for the Company’s pediatric functional constipation development program are ongoing, both of which are testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The third planned phase 3 study, a 12-week, randomized, placebo-controlled trial was initiated in December 2013. The remaining planned phase 3 study, a follow-on, long-term safety extension study, was initiated in March 2014. The Company is also evaluating the timing of the initiation of the second pivotal trial in our phase 3 program for pediatric functional constipation in children aged 6 months to less than 6 years, which will require the new formulation.

Cobiprostone for Oral Mucositis

In the first quarter of 2014, the Company completed its phase 1b trial that evaluated the safety and pharmacokinetics of an oral spray formulation of cobiprostone. The results of this phase 1b trial showed that cobiprostone was well-tolerated overall and revealed low systematic exposure. The next phase of clinical development, a phase 2a trial, is expected to begin at the end of the first half of 2015.

Cobiprostone for Non-Erosive Reflux Disease (NERD)

The Company announced it will begin a development program for cobiprostone to treat NERD for patients who have a non-satisfactory response to proton pump inhibitors. The Company initiated a phase 2 program in NERD at the end of 2014.

Unoprostone Isopropyl for Retinitis Pigmentosa (RP)

In the first half of 2015, the Company will obtain interim, one-year data from the two-year phase 3 study for RP in Japan, which is being funded by R-Tech. The Company continues to work with clinical experts and regulators in the U.S. and Europe to determine a go-forward plan for development of RP in these markets should results from the Japanese study prove supportive. Taken together, these efforts will provide the Company with the information needed to decide on the next steps in RP by mid-2015.

Unoprostone Isopropyl Geographic Atrophy (GA)

A small trial to establish proof of activity has been carried out by a clinical investigator in Japan, who showed that treatment with unoprostone for over one year delayed the loss of functional retinal area in patients with GA in comparison with the placebo control.

Basis of Presentation
The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. of America, (GAAP) and the rules and regulations of the Securities and Exchange Commission, (SEC). The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: SAG, based in Zug, Switzerland, through which the Company conducts certain worldwide and European operations; Sucampo Pharma, LLC, based in Tokyo and Osaka, Japan, through which the Company conducts its Asian operations; Sucampo Pharma Americas LLC, based in Bethesda, Maryland, through which the Company conducts operations in North and South America and Sucampo Pharma Europe, Ltd., based in Oxford, U.K. All significant inter-company balances and transactions have been eliminated.

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

Revisions to Previously Issued Financial Statements
While preparing historical financial statements for the year ended December 31, 2013 and quarters ended March 31, 2014 and June 30, 2014, the Company identified certain immaterial errors in the presentation of certain line items in the previously reported financial statements. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were not material, individually or in aggregate, to any previously issued financial statements and, therefore, amendment of previously filed reports with the SEC was not required. The Company is including herein the correction of all such immaterial errors that have not been revised in its previous periodic filings.

The Company has revised the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012, the three months March 31, 2014, and the Consolidated Balance Sheets as of December 31, 2013 and 2012 to correct errors in the recognition of indirect taxes at its Swiss subsidiary. The errors affect the years ended December 31, 2012 and 2013 and the periods ended March 31, 2013, June 30, 2013, September 30, 2013 and March 31, 2014. During those periods, the Company overstated its indirect tax liability and understated net income.

The Company has also revised the Consolidated Statements of Cash Flows for the year ended December 31, 2013 to correct errors in the classification of foreign exchange gains and losses in net cash used in operating activities, investing activities and the effect of exchange rates on cash and cash equivalents and the change in net income. The errors in classification affect the year ended December 31, 2013 and the periods ended September 30, 2013, June 30, 2013 and March 31, 2013. These errors have no effect on the balances of cash and cash equivalents.

Selected Items - Annual	As Previously Reported	Revision Adjustment	As Revised

Consolidated Balance Sheet
(In thousands)	Presentation as of December 31, 2013
Other assets	$584	$(96)	$488
Total assets	136,973	(96)	136,877
Other liabilities	2,150	(917)	1,233
Total liabilities	78,825	(917)	77,908
Accumulated deficit	(27,681)	821	(26,860)
Total stockholders' equity	58,148	821	58,969

Consolidated Statements of Operations and Comprehensive Income
(In thousands)	Presentation as of the year ended December 31, 2012
Other income (expense), net	$1,602	$225	$1,827
Total non-operating income (expense), net	(565)	225	(340)
Income (loss) before income taxes	7,752	225	7,977
Net income	4,836	225	5,061
Comprehensive income	3,148	225	3,373

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)	Presentation as of the year ended December 31, 2013
Other income (expense), net	$2,921	$596	$3,517
Total non-operating income (expense), net	1,151	596	1,747
Income (loss) before income taxes	10,347	596	10,943
Net income	6,419	596	7,015
Net income per share: Basic	0.15	0.02	0.17
Net income per share: Diluted	0.15	0.01	0.16
Comprehensive income	5,854	596	6,450

Consolidated Statements of Cash Flows
(In thousands)	Presentation as of the year ended December 31, 2013
Net cash provided by (used in) operating activities	$(5,418)	$1,209	$(4,209)
Net cash provided by (used in) investing activities	(13,881)	1,265	(12,616)
Effect of exchange rates on cash and cash equivalents	798	(2,474)	(1,676)

Selected Items - Quarterly	As Previously Reported	Revision Adjustment	As Revised

Consolidated Balance Sheet
(In thousands)	Presentation as of March 31, 2014
Other Assets	$455	$28	$483
Other liabilities	1,596	(917)	679
Total liabilities	78,839	(917)	77,922
Accumulated deficit	(27,006)	945	(26,061)
Total stockholders' equity	65,406	945	66,351

Consolidated Statements of Operations and Comprehensive Income
(In thousands)	Presentation as of the three months ended March 31, 2014
Other income (expense), net	$(323)	$124	$(199)
Total non-operating income (expense), net	(666)	124	(542)
Income (loss) before income taxes	1,939	124	2,063
Income tax benefit (provision)	(1,264)	(44)	(1,308)
Net income	675	80	755
Comprehensive income	564	80	644

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents
For the purpose of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, cash equivalents include all highly liquid investments with a maturity of 90 days or less at the time of purchase.

Restricted Cash
Restricted cash at December 31, 2014 primarily represented collateral pledged to support a loan guarantee and development agreement (Numab Agreement) between Numab AG (Numab) and Zurcher Kantonalbank, which the Company serves as guarantor; and operating leases with certain financial institutions. Restricted cash totaled approximately $2.4 million at December 31, 2014.

Restricted cash at December 31, 2013 primarily represented collateral pledged to support a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Tokyo-Mitsubishi Bank); a loan agreement with The Mizuho Bank, Ltd. (Mizuho Bank); the Numab Agreement, which the Company serves as guarantor; and operating leases with certain financial institutions. Restricted cash totaled approximately $28.6 million at December 31, 2013.

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

Certain Risks, Concentrations and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of December 31, 2014 and 2013, approximately $37.0 million, or 33.6%, and $16.4 million, or 17.1%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the U.S. government or U.S. government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 71.3%, 81.3% and 74.4% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Accounts receivable and product royalties receivable from Takeda accounted for 88.5% and 88.2% of the Company’s total accounts receivable and product royalties receivable at December 31, 2014 and 2013. Revenues from another unrelated party, Abbott, accounted for 27.8%, 17.6% and 19.3% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012. The Company depends significantly upon collaborations with Takeda and Abbott, and its activities may be impacted if these relationships are disrupted (see Note 14).

The Company has an exclusive supply arrangement with R-Tech to provide the Company with commercial and clinical supplies of its product and product candidates. R-Tech also provides certain preclinical and other research and development services. Any difficulties or delays in performing the services under these arrangements may cause the Company to lose revenues, delay research and development activities or otherwise disrupt the Company’s operations (see Note 12).

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses. The carrying amounts of the Notes (as defined below) payable at December 31, 2014 and 2013 were less than the estimated fair values (see Note 13.) The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 below, and is classified as a Level 2 security.

Accounts Receivable
Accounts receivable primarily represents amounts due under the North America Takeda Agreement and Japan Abbott Agreement. The Company recorded an allowance for doubtful accounts of approximately $25,000 and $440,000 at December 31, 2014 and 2013, respectively, related to certain disputed Takeda invoices. Accounts receivable of approximately $779,000 was charged off against the allowance for doubtful accounts during the year ended December 31, 2014.

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

Impairment Evaluation for Long-lived Assets
The Company reviews definite lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable. The carrying value of an intangible asset is assessed for impairment whenever anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. The amount of impairment loss recognized is the amount the carrying value exceeds its fair value (see Note 6).

Revenue Recognition
The Company’s revenues are derived primarily from product royalties, product sales, development milestone payments, clinical development activities, contract and collaboration activities,].

Multiple-Element Arrangements

The Company evaluated the multiple deliverables within the AMITIZA agreements in accordance with the guidance of multiple deliverables under ASC 605-25 to determine whether the deliverables can be separated for revenue recognition purposes. The separation criteria include whether the deliverables have standalone value and whether objective reliable evidence of fair value exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting. The Company’s deliverables under AMITIZA agreements are more fully described in Note 14 below.

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

Research and Development Revenue
The Company applied a time-based model of revenue recognition for cash flows associated with research and development deliverables agreed upon prior to January 1, 2011 under the North America Takeda Agreement. Under this model, cash flow streams related to each unit of accounting are recognized as revenue over the estimated performance period. Upon receipt of cash payments, such as development milestones, revenue is recognized to the extent the accumulated service time has occurred. The remainder is deferred and recognized as revenue ratably over the remaining estimated performance period.

For research and development deliverables agreed upon subsequent to January 1, 2011 which are reimbursable by Takeda at contractually predetermined percentages, the Company recognizes revenue when the underlying research and development expenses are incurred, assuming all other revenue recognition criteria are met.

Product Royalty Revenue
Product royalty revenue represents royalty revenue earned on net sales of AMITIZA under the North America Takeda Agreement, and is recorded on an accrual basis when earned in accordance with contractual terms, collectability is reasonably assured and all other revenue recognition criteria are met.

Product Sales Revenue
Product sales revenue consists of AMITIZA sales under the Japan Abbott Agreement, the Global License Agreement, and prior to the Global License Agreement, by the Company in Europe, and RESCULA sales by the Company in the U.S. Revenue from AMITIZA product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, and collection from the customer is reasonably assured. The Company did not record sales deductions and returns for sales of AMITIZA due to the absence of discounts and rebates and the lack of right of return. There have been no product sales as of December 31, 2014 under the Global License Agreement.

RESCULA product sales consist of RESCULA sales in the U.S. The Company recognizes revenue from RESCULA product sales less deductions for estimated sales discounts and sales returns. Revenue from product sales of RESCULA is recognized when persuasive evidence of an arrangement exists, title passes, the price is fixed or determinable, and collectability is reasonably assured. The Company accounts for rebates to certain governmental agencies as a reduction of product sales. The Company allows customers to return product prior to and up to 12 months subsequent to the product’s labeled expiration date. As a result, the Company estimates an accrual for product returns, which is recorded as a reduction of product sales. Given the Company’s limited history of selling RESCULA and the return period, the Company cannot reasonably estimate product returns from the wholesale distribution channel. Therefore, the Company is deferring the recognition of revenue until there is confirmation of pull-through sales to end-user customers. The Company has ceased marketing RESCULA during the third quarter of 2014 and all remaining inventory is set to expire during March 2015.

The Company’s three largest wholesale customers accounted for 89.0% and 96.2% of its RESCULA product sales for the years ended December 31, 2014 and 2013, respectively.

Co-promotion Revenue
Takeda reimbursements of co-promotion costs under the North America Takeda Agreement, including costs associated with the Company’s specialty sales force and miscellaneous marketing activities, are recognized as co-promotion revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts. We have determined that we are acting as a principal under this agreement, and as such, we record reimbursements of these amounts on a gross basis as co-promotion revenue. In December 2014, as a result of the amendment to the North America Takeda Agreement, we ceased co-promoting AMITIZA.

Contract and Collaboration Revenue
Contract and Collaboration revenue relates to development and consulting activities and includes $8.0 million of the upfront payment received from Takeda in 2014 under the Global License Agreement.

The Company considers its participation in joint committees under the Japan Abbott Agreement and North America Takeda Agreement as separate deliverables under the contracts and recognizes the fair value of such participation as collaboration revenue over the period of the participation per the terms of the contracts.

Deferred Revenue
Deferred revenue represents payments received for licensing fees, option fees, consulting, research and development contracts and related cost sharing and supply agreements, mainly with Takeda, Abbott and R-Tech, which are deferred until revenue can be recognized under the Company’s revenue recognition policy. Deferred revenue also includes product sales of RESCULA that are deferred until the product is sold to end-user customers or until wholesale customers return the product to the Company. Deferred revenue is classified as current if management believes the Company will be able to recognize the deferred amount as revenue within 12 months of the balance sheet date. At December 31, 2014 and 2013, total deferred revenue was approximately $7.2 million and $7.5 million, respectively.

Total deferred revenue consists of the following as of:

	December 31,
(In thousands)	2014	2013
Deferred revenue, current	$2,051	$1,365
Deferred revenue, non-current	5,118	6,169
	$7,169	$7,534

Deferred revenue to related parties, included in total deferred revenue:
Deferred revenue to related parties, current	$453	$477
Deferred revenue to related parties, non-current	4,141	4,925
Total	$4,594	$5,402

Research and Development Expenses
Research and development costs are expensed in the period in which they are incurred and include the expenses from third parties who conduct research and development activities pursuant to development and consulting agreements on behalf of the Company. Costs related to the acquisition of intellectual property are expensed as incurred in research and development expenses since the underlying technology associated with such acquisitions is unproven, has not received regulatory approval at its early stage of development and does not have alternative future uses. Milestone payments due under agreements with third party contract research organizations (CROs) are accrued when it is considered probable that the milestone event will be achieved.

Accrued Research and Development Expenses
As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate accruals for research and development expenses. This process involves reviewing and identifying services which have been performed by third parties on the Company’s behalf and determining the value of these services. In addition, the Company makes estimates of costs incurred to date but not yet invoiced, in relation to external CROs and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment; invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities for research and development. The Company makes significant judgments and estimates in determining the accrued balance in any accounting period. No material adjustments have been required for this accrual during the years ended December 31, 2014 and 2013.

Employee Stock-Based Compensation
The Company’s determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price and assumptions regarding several subjective variables. The assumptions used to estimate the fair value of stock options granted for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014			2013			2012
Expected volatility	70%	-	72%	65%	-	75%	62%	-	64%
Risk-free interest rate	1.63%	-	2.01%	1.23%	-	1.40%	0.76%	-	1.60%
Expected term (in years)	5.28	-	6.25	5.50	-	6.25	5.50	-	6.25
Expected dividend yield		0%			0%			0%

Expected Volatility: expected volatility is calculated using the Company’s historical stock prices.
Risk-Free Interest Rate: the risk-free interest rate is based on the market yield currently available on U.S. Treasury securities with a maturity that approximates the expected term of the share-based awards.
Expected Term: the Company elected to use the “simplified” method to calculate the expected term of share-based awards. The Company has used a lattice based model to determine the expected term for market condition share-based awards.
Expected Dividend Yield: the Company has not paid, and does not anticipate paying, any dividends in the foreseeable future.

Employee stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 has been reduced for estimated forfeitures as such expense is based upon awards expected to ultimately vest. Accounting guidance on share-based payments requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2014, 2013 and 2012, the estimated forfeiture rate ranged from 10.0% to 30.94%.

Employee stock-based compensation expense recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Research and development expense	$349	$293	$535
General and administrative expense	1,816	1,260	1,349
Selling and marketing expense	122	191	349
Total	2,287	1,744	2,233

Employee stock-based compensation expense per basic and diluted share of common stock	$0.05	$0.04	$0.05

Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with the relevant accounting guidance for income taxes. Under the asset and liability method, the current income tax provision or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in the income tax provision during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss (NOL) carry-forwards that can be utilized in the future to offset taxable income.

In September 2011, the Company internally transferred certain intellectual property and licenses from the Company’s subsidiaries, including the U.S. based subsidiary, to SAG. Since the transfer of these assets was to a related party, the recognition of a deferred tax asset by SAG is prohibited and the net tax effect of the transaction is deferred in consolidation. The tax liability generated from this transaction is offset by a deferred charge that is being amortized over ten years. Following the decision of the International Court of Arbitration of the International Chamber of Commerce on the North America Takeda Agreement in July 2012, the Company determined that the internal transfer of the intellectual property was only partially complete and is continuing to evaluate whether the U.S. rights related to AMITIZA will transfer to SAG in the future. This resulted in a reassessment of the deferred charge, deferred tax liability and the mix of profits and losses earned in each jurisdiction. For the year ended December 31, 2012, the Company recorded a benefit of approximately $1.9 million related to the partial reversal of the internal transfer and reduced the deferred charge and deferred tax liability by approximately $23.8 million and $24.1 million, respectively. As of December 31, 2014 and 2013, the total deferred charge is $2.0 million and $5.2 million, respectively, after a net current year amortization and impairment expense of $3.2 million and $673,000, respectively.

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

The Company has recorded an income tax liability of approximately $842,000 and $679,000, including interest, for uncertain tax positions as of December 31, 2014 and 2013, respectively. As of December 31, 2014, $263,000 and $579,000 are reflected as other current liabilities and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. As of December 31, 2013, $42,000 and $637,000 are reflected as other current liabilities and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. These amounts represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Consolidated Financial Statements. The liability for uncertain tax positions as of December 31, 2014 and 2013 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions. During the twelve months ended December 31, 2014, the liability for income taxes has increased by approximately $163,000. This increase in the liability is related primarily to current year activity in the U.S. and revisions to prior year estimates.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company expects to reverse certain prior period liabilities as a result of tax periods no longer being subject to examination; therefore, the amount of $263,000 expected to reverse within the next twelve months has been recorded as a current liability. Other than this expected reversal, no additional uncertain tax positions have been identified for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. In addition, future changes in the unrecognized tax benefits would have an effect on the effective tax rate when recognized.

Currently, tax years 2011, 2012, 2013 and 2014 remain open and subject to examination in the major tax jurisdictions in which tax returns are filed.

Deferred Charge
Certain intellectual property was transferred within the group resulting in a gain in the sellers’ tax jurisdiction and a difference in the buyer’s tax jurisdiction between the new tax basis and the carrying amount of those assets. The Financial Accounting Standards Board (FASB) guidance on income taxes precludes the Company from including the effects of any intercompany transfers in the financial statements, and so the net tax effect of an intercompany transaction is deferred in consolidation.

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

The Company has outstanding intercompany loans and investments between its subsidiaries which are eliminated for purposes of the Consolidated Financial Statements. These intercompany loans are not expected to be repaid or settled in the foreseeable future. Accordingly, the currency transaction gains or losses on these intercompany loans are recorded as part of other comprehensive income in the Consolidated Financial Statements. In addition, the actuarial gains and losses of the Swiss Pension plan are recorded in comprehensive income.

Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment”. Under the new standard, only disposals representing a strategic shift in operations that have a major effect on the organization's operations and financial results, or a business activity classified as held for sale, should be presented as discontinued operations. Additionally, it expands the disclosure requirements for discontinued operations to provide more information regarding the assets, liabilities, income and expenses of discontinued operations. This update is effective for interim and annual periods beginning after December 15, 2014, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements-Going Concern”. The new standard provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard, but does not expect it will have a material impact on the Company’s consolidated financial statements.

3. Net Income per Share
Basic net income per share is computed by dividing net income by the sum of the weighted average class A and class B common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding. Diluted net loss per share, when applicable, is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share.

The computation of net income per share for the years ended December 31, 2014, 2013 and 2012 is shown below:

	YTD December 31,
(in thousands, except per share data)	2014	2013	2012
Basic net income per share:
Net income	$13,128	$7,015	$5,061

Weighted average class A and B common shares outstanding	43,691	41,716	41,660

Basic net income per share	$0.30	$0.17	$0.12

Diluted net income per share:
Net income	$13,128	$7,015	$5,061

Weighted average class A and B common shares outstanding for diluted net income per share	43,691	41,716	41,660

Assumed exercise of stock options under the treasury stock method	815	828	125
	44,506	42,544	41,785

Diluted net income per share	$0.29	$0.16	$0.12

The potentially dilutive securities used in the calculations of diluted net income per share at December 31, 2014, 2013 and 2012 are as follows:

	December 31,
(In thousands)	2014	2013	2012
Employee stock options	1,124	2,129	2,811
Non-employee stock options	255	410	450

The following securities were excluded from the computation of diluted net income per share as their effect would be anti-dilutive as of December 31, 2014, 2013 and 2012:

	December 31,
(In thousands)	2014	2013	2012
Employee stock options	3,012	530	596

4. Current and Non-Current Investments
At December 31, 2014 and 2013, current and non-current investments consisted of the following securities:

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government agencies	$4,203	$1	$-	$4,204
Certificates of deposits	2,500	-	-	2,500
Corporate bonds	4,575	-	(3)	4,572
U.S. commercial paper	11,109	8	-	11,117
Total	$22,387	$9	$(3)	$22,393

Non-current:
U.S. government agencies	$8,047	$-	$(15)	$8,032
Certificates of deposits	5,000			5,000
Corporate bonds	509	-	(1)	508
Total	$13,556	$-	$(16)	$13,540

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government securities	$1,000	$-	$-	$1,000
U.S. government agencies	9,048	3	-	9,051
Certificates of deposit	3,500	-	-	3,500
Corporate bonds	752	-	-	752
Municipal securities	1,700	-	-	1,700
Total	$16,000	$3	$-	$16,003

Non-current:
U.S. government agencies	$4,212	$-	$(3)	$4,209
Certificates of deposit	$2,500			$2,500
Corporate bonds	511	-	(1)	510
Total	$7,223	$-	$(4)	$7,219

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

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
December 31, 2014 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$14,850	$-	$14,850
U.S. government agencies	-	12,686	-	12,686
U.S. commercial paper	-	15,092	-	15,092
Certificates of deposits	-	8,000	-	8,000
Corporate bonds	-	10,181	-	10,181
Money market funds	3,111	-	-	3,111
Total assets measured at fair value (a)	$3,111	$60,809	$-	$63,920
(a)	included in total assets are approximately $28.0 million of cash equivalents

	Fair Value Measurements at Reporting Date Using
December 31, 2013 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$1,000	$-	$1,000
U.S. commercial paper	-	13,260	-	13,260
Municipal securities	-	6,449	-	6,449
Certificates of deposits	-	1,700	-	1,700
Corporate bonds	-	6,000	-	6,000
Money market funds	-	5,533	-	5,533
Variable rate demand notes	5,955	-	-	5,955
Total assets measured at fair value	$5,955	$33,942	$-	$39,897

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

There were no transfers between levels during the years ended December 31, 2014 and 2013.

5. Property and Equipment
Property and equipment consists of the following at December 31, 2014 and 2013:

	December 31,
(In thousands)	2014	2013
Computer and office machines	$2,622	$2,607
Furniture and fixtures	473	480
Leasehold improvements	1,415	1,444
Total cost	4,510	4,531
Less: accumulated depreciation	(3,747)	(3,375)
Total	$763	$1,156

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was approximately $422,000, $512,000 and $542,000, respectively.

The leasehold improvements as of December 31, 2014 and 2013 are tenant improvements to the Company’s headquarters in Bethesda, Maryland.

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

During the three months ended September 30, 2014 the Company ceased RESCULA direct commercialization activities and ceased marketing RESCULA for its approved FDA indication. Accordingly, the Company recorded an impairment charge of $5.6 million during the three months ended September 30, 2014 which represented the full amount of the remaining balances of the unamortized intangibles related to its two RESCULA license agreements described below. Both license agreements were for the development and commercialization of RESCULA for its approved indication and for any new indications for unoprostone isopropyl. Of the total impairment charge, $1.5 million is included in the Company’s Americas segment, and $4.1 million is included in the Company’s Europe segment for the twelve months ended December 31, 2014. There were no impairment charges recorded during the twelve months ended December 31, 2013 and 2012.

In April 2009, the Company entered into an agreement with R-Tech (2009 R-Tech Agreement) to license all patents and other intellectual property rights related to RESCULA for its FDA approved indication and any new indications for unoprostone isopropyl in the U.S. and Canada. A sNDA for RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% for the lowering of IOP in patients with open-angle glaucoma or ocular hypertension was approved by the FDA in December 2012 and the Company began commercializing the product in February 2013. Under the terms of the 2009 R-Tech Agreement, the Company made upfront and milestone payments totaling $3.5 million, of which $3.4 million was allocated to an intangible asset and is included in “intangible assets, net” in the accompanying Consolidated Balance Sheet as of December 31, 2013. During the three months ended September 30, 2014, the Company ceased direct commercialization activities for RESCULA and has fully impaired the unamortized value of this intangible asset, resulting in a charge of $1.5 million. The Company had been amortizing the $3.4 million intangible over the 10-year life of the 2009 R-Tech Agreement, which the Company believed approximated the useful life of the underlying rights and data for the approved FDA indication. Amortization expense was approximately $227,000 and $341,000 for the twelve months ended December 31, 2014 and 2013, respectively. The unamortized amount included in intangible assets was nil at December 31, 2014 and $1.8 million at December 31, 2013.

In March 2011, the Company entered into a license agreement with R-Tech for unoprostone isopropyl, (2011 R-Tech Agreement) expanding the Company’s development and commercialization rights as well as its territories beyond their previously agreed territory of the U.S. and Canada to the rest of the world, with the exception of the R-Tech Territory. Pursuant to the 2011 R-Tech Agreement, the Company made payments to R-Tech of $6.0 million, which is reflected in “intangible assets, net” in the accompanying Consolidated Balance Sheet as of December 31, 2013. During the three months ended September 30, 2014, the Company ceased direct commercialization activities for RESCULA and has fully impaired the unamortized value of this intangible asset, resulting in a charge of $4.1 million. The Company had been amortizing the $6.0 million intangible over the 10-year life of the 2011 R-Tech Agreement, which the Company believed approximated the useful life of the underlying rights and data for the indication previously approved in Europe. Amortization expense was approximately $409,000 and $613,000 for the twelve months ended December 31, 2014 and 2013, respectively. The unamortized amount included in intangible assets was nil at December 31, 2014 and $4.4 million at December 31, 2013.

7. Accrued Expenses
Accrued expenses consist of the following at December 31, 2014 and 2013:

	December 31,
(In thousands)	2014	2013
Research and development costs	$3,537	$1,775
Employee compensation	3,459	2,531
Selling and marketing costs	163	584
Legal service fees	612	14
Other accrued expenses	696	778
Total	$8,467	$5,682

8. Collaboration Obligation

Under the Global License Agreement (see Note 14), the Company received an upfront payment from Takeda of $14.0 million in 2014, of which the Company is obligated to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda.

9. Other Current Liabilities
Other current liabilities consist of the following at December 31, 2014 and 2013:

	December 31,
(In thousands)	2014	2013
Indirect taxes payable	3,075	-
Other liabilities	543	358
Total	$3,618	$358

10. Other Liabilities
Other liabilities consist of the following at December 31, 2014 and 2013:

	December 31,
(In thousands)	2014	2013
Deferred leasehold incentive	137	255
Deferred rent expense	243	341
Defined benefit obligation	977	-
Other liabilities	579	637
Total	$1,936	$1,233

Defined benefit obligation relates to defined benefit pension plans for employees in the Company’s subsidiary in Switzerland (Swiss Plan). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by the Swiss government and was 1.75% in 2014 and 1.50% in 2013. Under the Swiss Plan, the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of December 31, 2014, the Swiss Plan had an unfunded net pension obligation of approximately $977,000, plan assets of approximately $1.8 million and projected benefit obligation of approximately $2.8 million. The entire liability is listed as non current because plan assets are more than enough to pay expected benefit payments over the next year. The Company recognized pension expense of $221,000 for the year ended December 31, 2014 related to the Swiss Plan.

While the Swiss Plan originated in 2011, the Company only accounted for the Swiss Plan in accordance with ASC 715-30 Defined Benefit Plans - Pensions starting in 2014. The Company evaluated the impact of not recording the net pension obligation in the Consolidated Balance Sheet and corresponding charges in Net income and Total comprehensive income in the Statement of Operations and Comprehensive Income, and the omission of the required pension disclosures in prior years, and concluded that the effect was immaterial. The Company corrected the error in 2014 by recording an out of period adjustment to the net pension obligation liability of $366,000, with an offsetting amount in Net Income of $11,000 and Total comprehensive income of $355,000. The impact of the correction of the error in 2014 was also considered immaterial.

The following tables provide reconciliations of the changes in the Swiss Plan’s projected benefit obligations and assets, and the assumptions used at December 31, 2014.

Reconciliation of Projected Benefit Obligation	December 31, 2014
(in thousands)
Projected benefit obligation at beginning of year	$1,708
Service cost	191
Interest cost	43
Plan participants’ contributions	165
Actuarial loss (gain)	653
Benefits paid	83
Expenses Paid	(8)
Premiums Paid	(66)
Projected benefit obligation at end of year	$2,769

Reconciliation of Fair Value of Plan Assets	December 31, 2014
(in thousands)
Fair value of plan assets at beginning of year	$1,342
Actual return on plan assets	42
Employer contribution	234
Plan participants’ contributions	165
Benefits paid	83
Expenses Paid	(8)
Premiums Paid	(66)
Fair value of plan assets at end of year	$1,792

Funded status at end of year	$(977)

Reconciliation of amounts recognized in Consolidated Statements of Operations and Comprehensive Income	Year ended December 31, 2014
(in thousands)
Net loss	$(978)

Total amount recognized in accumulated other comprehensive income	$(978)
Accumulated contributions in excess of net periodic benefit cost	1
Funded status at end of year	$(977)

Net periodic pension cost included the following components	Year ended December 31, 2014
(in thousands)
Service cost	$191
Interest cost	43
Expected return on assets	(30)
Amortization of unrecognized net loss	17
Net periodic pension cost	$221

Changes in plan assets and benefit obligations recognized in other comprehensive income	Year ended December 31, 2014
(in thousands)
Net loss arising during year	$641
Amortization or settlement of net loss	(17)
Total recognized in other comprehensive income	$624

Total loss recognized in net periodic cost and other comprehensive income	$845

Estimated amounts to be amortized from accumulated other comprehensive income over the next year	December 31, 2014
(in thousands)
Net loss	$73

Additional year-end information for plans with projected benefit obligations in excess of plan assets	December 31, 2014
(in thousands)
Projected benefit obligation	$2,769
Accumulated benefit obligation	2,469
Fair value of plan assets	1,792

Weighted average allocation of plan assets	December 31, 2014
Debt Securities	79%
Real Estate	12%
Other Investments	6%
Cash	3%
Total	100%

Weighted average assumptions used to determine net periodic pension cost	Year ended December 31, 2014
Discount or settlement rates	2.5%
Expected long-term rates of return on assets	2.1%
Rates of increase in compensation levels	1.5%

Weighted average assumptions used to determine future benefit obligations	December 31, 2014
Discount rate	1.0%
Rates of increase in compensation levels	1.5%

Expected future cash flows
(in thousands)
Employee Contributions
2015	$151
Benefit Payments
2015	145
2016	10
2017	14
2018	18
2019	23
2020-2024	494

11. Commitments and Contingencies

Operating Leases
The Company leases office space in the U.S., Switzerland, and Japan, under operating leases through 2017. At December 31, 2014, total future minimum, non-cancelable lease payments under operating leases are as follows:

(In thousands of U.S. dollars)	December 31, 2014
2015	$1,198
2016	1,189
2017	244
2018	104
2019	-
Total minimum lease payments	$2,735

Rent expense for all operating leases was $1.4 million, $1.5 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and Development Costs
The Company routinely enters into agreements with third-party CROs to oversee clinical research and development studies provided on an outsourced basis and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs through 2017 under these agreements as of December 31, 2014 were approximately $8.5 million.

The maximum contingent liability under the Numab Agreement (see Note 12) in the event that Numab defaults under its loan with Zurcher Kantonalbank is $2.2 million. As of December 31, 2014, the potential amount of payments in the event of Numab’s default is $2.0 million.

12.  Related Party Transactions

R-Tech Ueno, Ltd.

Drs. Ryuji Ueno and Sachiko Kuno are married to each other and, directly or indirectly, own the majority of the stock of R-Tech. Drs. Ueno and Kuno are also controlling stockholders of S&R Technology Holding, LLC (S&R), which in turn is the Company’s controlling stockholder. Dr. Ueno was the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (Board or Board of Directors) through March 3, 2014 and was our Chief Scientific Officer through March 18, 2014.

The Company does not own manufacturing facilities for the production of commercial quantities of AMITIZA or preclinical or clinical supplies of the other prostone compounds that the Company is testing in its development programs. Instead, the Company contracts with R-Tech as the sole manufacturer of the Company’s products to produce AMITIZA, RESCULA, cobiprostone and ion channel activators and any of the Company’s future prostone compounds. The Company has entered into multiple exclusive supply arrangements with R-Tech and has granted to R-Tech the exclusive right to manufacture and supply AMITIZA and other products and compounds to the Company to meet its commercial and clinical requirements. Since 2003, the Company has received upfront, development and milestone payments under these agreements totaling $9.0 million through December 31, 2014. With the exception of the exclusive supply agreements with Takeda, R-Tech is prohibited from supplying AMITIZA to anyone other than the Company during this period. The Company’s supply arrangement with R-Tech also provides that R-Tech will assist the Company in connection with applications for marketing approval for AMITIZA, including assistance with regulatory compliance for chemistry, manufacturing and controls. Either the Company or R-Tech may terminate the supply arrangement in the event of the other party’s uncured breach or insolvency.

The Company recorded the following expenses under all of its agreements with R-Tech for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Clinical supplies	$396	$827	$1,450
Other research and development services	171	194	466
Commercial supplies	15,776	14,902	3,288
	$16,343	$15,923	$5,204

Deferred revenues under the Company’s agreements with R-Tech consist of the following at December 31, 2014 and 2013.

	Year Ended December 31,
(In thousands)	2014	2013
Deferred revenue, current	$453	477
Deferred revenue, non-current	4,141	4,925
	$4,594	5,402

R-Tech has a 30-year lease with Ueno Fine Chemicals Industry, LTD. (Ueno Fine Chemical) for the land on which R-Tech’s manufacturing facility that produces lubiprostone is located. There are approximately 18 years remaining on the lease and R-Tech’s manufacturing facility is on the campus of Ueno Fine Chemical. R-Tech and Ueno Fine Chemical had been in litigation in Japan over the terms of the lease, including whether or not the lease should be terminated. In December 2014 the parties resolved the dispute and R-Tech’s lease remains in effect with no expected adverse effects on the Company’s supply of lubiprostone.

Numab AG

In September 2011, the Company entered into the Numab Agreement with Numab. Under the terms of the Numab Agreement, which extends through September, 2016, the Company would provide Numab with up to CHF 5.0 million as collateral and would serve as guarantor for a loan to Numab from a third party, Zurcher Kantonalbank. Following the payment of the first success fee during the first quarter of 2013, this amount was reduced to CHF 2.2 million, or approximately $2.2 million as of December 31, 2014.

As of December 31, 2014, collateral of CHF 2.2 million had been deposited by the Company and Numab has utilized CHF 2.0 million of its loan facility, or approximately $2.0 million. At December 31, 2014 and 2013, the Company has a recorded guarantee liability of $1.0 million and $663,000, respectively, in collateral callable to meet a potential loan default by Numab.

13. Notes Payable

In November 2010, the Company entered into a ¥1,000,000,000, approximating $11.6 million as of the closing date, secured term loan agreement with the Tokyo-Mitsubishi Bank. The loan agreement provided for the extension of credit for the period of one year that could be renewed annually upon the agreement of the Company and the Tokyo-Mitsubishi Bank. The loan agreement was not renewed in November 2014 and the outstanding loan balance was paid in full at that time. The outstanding loan balances included in the accompanying Consolidated Balance Sheets were nil and $9.5 million as of December 31, 2014 and 2013, respectively. The Company agreed to maintain an amount of collateral that would not fall below 90.0% of the initial balance throughout the term of the loan. The Company had deposited $14.9 million with the Tokyo-Mitsubishi Bank and is recorded as “restricted cash, current” in the accompanying Consolidated Balance Sheets as of December 31, 2013. The collateral was returned to the Company upon the retirement of the loan.

In March 2013, the Company entered into a ¥1,000,000,000, approximating $10.6 million as of the closing date, secured term loan agreement with the Mizuho Bank. The loan agreement provided for the extension of credit for the period of one year, which can be renewed annually upon the agreement of the Company and the Mizuho Bank. The outstanding loan balance was paid in full during the fourth quarter of 2014. The outstanding loan balances included in the accompanying Consolidated Balance Sheets were nil and $9.5 million as of December 31, 2014 and 2013, respectively. The Company agreed to maintain an amount of collateral that would not fall below 100% of the initial balance throughout the term of the loan. The Company had deposited $11.0 million with the Mizuho Bank and is recorded as “restricted cash, current” in the accompanying Consolidated Balance Sheet as of December 31, 2013. The collateral was returned to the Company upon the retirement of the loan.

Subordinated Unsecured Promissory Notes

In connection with the SAG acquisition in 2010, the Company issued a subordinated unsecured promissory note (Notes) to the Ueno Trust and Kuno Trust, former shareholders of SAG. Each of the Notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the Notes is equal to the per annum rate of interest determined on the basis of the sum of London Interbank Offered Rate, or LIBOR, plus 4.0%, and will be reset every six months on December 1st and June 1st of each year. The interest rate beginning December 1, 2014 is 4.3%.

The Notes provide for a semi-annual repayment schedule of interest and principal over a seven-year period on each June 1st and December 1st, provided that, through December 1, 2012, all accrued and unpaid interest was not paid in cash, but rather added to the principal balance of the notes. Interest paid-in-kind was nil, nil, and $2.2 million for the three years ended December 31, 2014, 2013 and 2012, respectively.

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

Due to changes in LIBOR rates, the Company has estimated the fair value of the Notes payable as shown in the table below.

The carrying value at December 31, 2014 and 2013 and the fair value at December 31, 2014 of the Notes were as follows:

	Fair Value	Carrying Value
	December 31,	December 31,
(In thousands)	2014	2014	2013
Loan agreements	$-	$-	$19,008
Promissory notes, Sellers of SAG	26,317	25,818	33,712
	$26,317	$25,818	$52,720

Notes payable, current		$8,240	$26,892
Notes payable, non-current		17,578	25,828
		$25,818	$52,720

The Company’s debt obligations are subject to the fair value disclosure requirements as discussed in Note 4 above and are classified as Level 2 securities.

14. Collaboration and License Agreements

North America Takeda Agreement
In October 2004, we entered into an agreement with Takeda to develop and commercialize AMITIZA for gastrointestinal indications in the U.S. and Canada. The original agreement was amended on February 1, 2006 through a supplemental agreement, and in October 2014 we and Takeda and certain Takeda affiliates executed amendments to the agreement. Collectively, these are referred to as the North America Takeda Agreement. Payments to the Company under these agreements include a non-refundable upfront payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs and product royalties.

The Company has received a total of $160.0 million in upfront and development milestone payments through December 31, 2014 under the North America Takeda Agreement, including a $10.0 million development milestone received in the second quarter of 2013 for the first commercial sale of AMITIZA for OIC. Subject to development and acceptance of future indications, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the North America Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the North America Takeda Agreement for the year ended December 31, 2014:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,			Accounts Receivable for the Year Ended December 31,	Amount Deferred at December 31,
(In thousands)	2014	Through 2012	2013	2014	2014 (1)	2014
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$2,375	$1,199	$147	$147	$-	$882

Research and development revenue:
Up-front payment - remainder	$17,624	$17,624	$-	$-	$-	$-
Development milestones	140,000	130,000	10,000	-	-	-
Reimbursement of research and development expenses	123,087	106,451	10,354	7,221	939	-
Total	$280,711	$254,075	$20,354	$7,221	$939	$-

Product royalty revenue	$335,626	$239,327	$52,100	$62,775	$18,576	$-

Co-promotion revenue	$31,475	$29,392	$61	$3,360	$1,338	$-

(1)      Includes billed and unbilled accounts receivable.

Upon execution of the North America Takeda Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company relating to research and development revenue:

•
Upon receipt of the $20.0 million upfront payment, the Company deferred approximately $2.4 million to be recognized using the time-based model over the performance period of the participation in various joint committee meetings. The Company expects its participation on all committees to continue throughout the term of the North America Takeda Agreement. During each of the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $147,000 of this deferred amount as collaboration revenue on the Consolidated Statements of Operations and Comprehensive Income.

•
The Company granted Takeda an exclusive license of lubiprostone to co-develop, commercialize, and sell products for gastroenterology indications in the U.S. and Canada. The Company has recorded product royalty revenue of approximately $62.8 million, $52.1 million and $50.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. This revenue is recorded as product royalty revenue in the Consolidated Statements of Operations and Comprehensive Income.

•
The Company has provided development work necessary for an NDA submission to the FDA for the treatment of CIC and IBS-C indications. Takeda funded the initial $30.0 million of development costs, the Company was obligated to fund the first $20.0 million in excess of the initial $30.0 million funded by Takeda and the two parties are to equally share any required development costs in excess of $50.0 million. Although there was no defined performance period for this development work, the period to perform the work would not exceed the term of the North America Takeda Agreement. In January 2006, the Company received approval for its NDA for AMITIZA to treat CIC and completed and submitted the supplemental NDA for IBS-C to the FDA in June 2007.

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

During 2006, the joint commercialization committee granted approval for the Company and Takeda to begin three new studies. The following are the three additional deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company, when the three studies were agreed upon:

•
The Company is obligated to perform studies in connection with changes to labeling for CIC. Takeda is obligated to fund 70% of the labeling studies and the Company is obligated to fund the remaining 30%. There is no defined performance period, but the performance period will not exceed the term of the North America Takeda Agreement.

•
The Company is obligated to perform studies for the development of an additional indication for OIC. Takeda is obligated to fund all development work up to a maximum aggregate of $50.0 million for each additional indication and $20.0 million for each new formulation. If development costs exceed these amounts, Takeda and the Company shall equally share such excess costs. There is no defined performance period, but the performance period will not exceed the term of the North America Takeda Agreement. The Company decided to conduct one additional phase 3 efficacy studies in order to submit a sNDA for the OBD indication. In February 2012, the Company announced that lubiprostone met the primary endpoint in a phase 3 clinical trial for the treatment of OBD in patients with chronic, non-cancer pain, excluding those taking methadone.

•
The Company is obligated to perform all development work necessary for phase 4 studies, for which Takeda is obligated to fund all development work. There is no defined performance period, but the performance period will not exceed the term of the North America Takeda Agreement.

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

The reimbursement of co-promotion costs under the Supplemental Takeda Agreement expired on May 31, 2011. Co-promotion costs after May 31, 2011 were reimbursed under the Takeda Agreement. The previous reimbursement terms of the Supplemental Takeda Agreement were based on a per diem amount by the number of our sales representatives in the field promoting AMITIZA. After May 2011, the Company was reimbursed on actual details presented to health care prescribers. The Company has recognized approximately $3.4 million, $61,000 and $3.6 million of revenues for the years ended December 31, 2014, 2013 and 2012, respectively, reflecting these co-promotion reimbursements, which is recorded as co-promotion revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Global License Agreement
On October 17, 2014, the Company and Takeda entered into the Global License Agreement to develop and commercialize AMITIZA. The territories excluded from the Global License Agreement are Canada, the U.S., Japan and the People’s Republic of China. Canada and the U.S. are covered by the North America Takeda Agreement, and Japan is covered by the Japan Abbott Agreement. Switzerland and the U.K. have already received regulatory approval for AMITZA to be marketed and sold. All other territories covered under the Global License Agreement will need to have regulatory approval before AMITZA can be sold.

Under the terms of the Global License Agreement, the Company will supply Takeda with AMITIZA (purchased from a related party, R-Tech) at a negotiated supply price. The Company also received a nonrefundable upfront payment of $14.0 million from Takeda for exclusive rights to develop and commercialize AMITIZA in the global markets covered by the Global License Agreement. In addition, the Company is also eligible for up to $35.0 million in additional commercial milestone payments contingent on the achievement of certain net sales revenue targets. Takeda will be responsible for all development activities and costs, except that the Company will assume responsibility for the first $6.0 million of those development expenses incurred by Takeda.

The Global License Agreement is considered a multiple-element arrangement for accounting purposes. The Company identified the rights to use the Company’s license to develop and commercialize AMITIZA and the sale of AMITIZA product at a negotiated price as the deliverables. During the fourth quarter of 2014, the Company received a $14.0 million milestone payment and allocated $8.0 million to the right to use the license and $6.0 million to a collaboration obligation to reimburse Takeda for the first $6.0 million in developmental expenses incurred. There were no product sales to Takeda under the Global License Agreement during 2014.

Japan Abbott Agreement
In February 2009, the Company entered into the Japan Abbott Agreement to develop and commercialize lubiprostone for the treatment of CIC in Japan. The agreement grants Abbott the right of exclusive negotiation to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Under the terms of the Japan Abbott Agreement, payments to the Company include sales of product at a negotiated sales price, a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.

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

The Company has recorded product sales revenue under the Japan Abbott Agreement of approximately $32.1 million, which includes a $2.5 million net sales milestone, and $15.8 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company has received a total of $37.5 million in up-front and development milestone payments under the Japan Abbott Agreement, including most recently a $15.0 million development milestone payment received in December 2012 for the first commercial sale of AMITIZA in Japan. Under the Japan Abbott Agreement, the Company could receive additional milestone payments based on achieving other specified development and commercialization goals although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the Japan Abbott Agreement for the year ended December 31, 2014:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,			Accounts Receivable for the Year Ended December 31,	Foreign Currency	Amount Deferred at December 31,
(In thousands)	2014	Through 2012	2013	2014	2014	Effects	2014
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$846	$189	$52	$39	$-	$113	$453

Research and development revenue
Up-front payment - remainder	$9,154	$9,302	$-	$-	$-	$(148)	$-
Development milestone payment	27,500	27,755	-	-	-	(255)	-
Total	$36,654	$37,057	$-	$-	$-	$(403)	$-

Product sales revenue	$50,902	$5,023	$15,807	$32,088	$1,980	$(36)	$-

15. Stockholders’ Equity

Capital Structure

The Company has two classes of common stock authorized; class A common stock and class B common stock. In 2012, the company’s majority stockholder and only holder of the Company’s class B common stock converted all of its outstanding shares of class B common stock into shares of the Company’s class A common stock. The Company is not authorized to issue additional shares of class B common stock except in limited circumstances. As a result of the conversion, there is now only a single class of outstanding common stock, class A common stock, which is entitled to one vote per share.

Cantor Sales Agreement
In January 2013 the Company entered into a sales agreement with Cantor Fitzgerald & Co., (Cantor Sales Agreement), which enables the Company to offer and sell up to an aggregate of $20.0 million of shares of its class A common stock through Cantor Fitzgerald & Co. as the Company’s sales agent. Sales of the Company’s class A common stock under the Cantor Sales Agreement are sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (Securities Act). Cantor Fitzgerald & Co. is entitled to receive a commission of 3.0% of gross sales in connection with the sale of the Company’s class A common stock. During the year ended December 31, 2014, the Company sold an aggregate of 538,521 shares of its class A common stock, and received gross proceeds of approximately $5.5 million, before deducting issuance expenses, pursuant to the Cantor sales Agreement. During the year ended December 31, 2013, the Company sold an aggregate of 749,383 shares of its class A common stock, and received gross proceeds of approximately $5.3 million, before deducting issuance expenses, pursuant to the Cantor sales Agreement.

Treasury Stock
On December 11, 2008, the Company announced a stock repurchase program under which the Company is authorized to purchase up to $10.0 million of its class A common stock from time to time in open-market transactions. On September 8, 2011, the  Board authorized the repurchase of up to an aggregate of $2.0 million of the Company’s class A common stock out of the $10.0 million authorized by the Board on December 9, 2008. On November 2, 2012, the Board authorized the increase of such amount of repurchase to up to an aggregate of $5.0 million. In 2014, no shares of the Company’s class A common stock were repurchased. In 2013, the Company repurchased 67,762 shares of its class A common stock under this program at a cost of $336,000. All shares of class A common stock purchased in 2013 were purchased in January, February and March of 2013.

Stock Option Plans

Amended and Restated 2001 Stock Incentive Plan

In 2001, the Company adopted the 2001 Stock Incentive Plan (2001 Plan) to provide common stock incentives to certain eligible employees, officers, directors, consultants and advisors of the Company. In 2003, the Board amended the 2001 Plan (Amended 2001 Plan) to allow for a maximum of 8,500,000 shares of class A common stock to be issued under all awards. In August 2005, the Board granted 510,000 stock options to non-employees under the Amended 2001 Plan. These non-employee stock options vested immediately and have a weighted average exercise price per share of $5.85. In 2006, the Board determined no further options would be granted under the Amended 2001 Plan. Non-employee options outstanding and exercisable under the Amended 2001 Plan at December 31, 2014 and 2013 totaled 255,000 and 410,000, respectively, with a remaining contractual life of .25 and 1.33 years, respectively. Employee options outstanding and exercisable under the Amended 2001 Plan at December 31, 2014 and 2013 totaled 113,900 and 255,000, respectively, with a remaining contractual life of .93 and 2.34 years, respectively.

A summary of the non-employee stock option activity for the year ended December 31, 2014 under the Amended 2001 Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	410,000	$5.85
Options exercised	(155,000)	5.85
Options outstanding, December 31, 2014	255,000	5.85	0.25	$2,149,650
Options exercisable, December 31, 2014	255,000	5.85	0.25	$2,149,650

A summary of the employee stock option activity for the year ended December 31, 2014 under the Amended 2001 Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	146,200	$10.00
Options exercised	(6,800)	10.00
Options expired	(25,500)	10.00
Options outstanding, December 31, 2014	113,900	10.00	0.93	$487,492
Options exercisable, December 31, 2014	113,900	10.00	0.93	$487

2006 Stock Incentive Plan

In 2006, the Board approved the 2006 Stock Incentive Plan, which has been amended and restated (as amended and restate, 2006 Plan), and reserved 8,500,000 shares of class A common stock for issuance under the 2006 Plan. Option awards under the 2006 Plan are generally granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. The options generally vest over four years and have a ten-year contractual term. At December 31, 2014, a total of 3,195,271 shares were available for future grants under this plan.

The 2006 Plan includes an “evergreen” provision by which the number of shares of the Company’s class A common stock available for issuance increases automatically on the first day of each calendar year by 5.0% of the aggregate number of shares of the Company’s class A and B common stock outstanding on such date, or such lesser number as the Board may determine. The 2006 Plan also provides that the number of shares of class A common stock included in each annual increase will be 500,000, or such lesser number as the Board may determine. The Board determined that the amount of the increase in the shares available for issuance under the 2006 Plan as of January 1, 2013 and 2014 pursuant to the “evergreen” provision was zero.

A summary of the employee stock option activity for the year ended December 31, 2014 under the 2006 Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	2,513,063	$5.03
Options granted	2,703,995	7.68
Options exercised	(618,377)	4.54
Options forfeited	(383,915)	4.72
Options expired	(193,275)	4.81
Options outstanding, December 31, 2014	4,021,491	6.93	8.57	$29,560,979
Options exercisable, December 31, 2014	937,765	6.02	6.08	$7,746,764

During 2014, performance-based stock options granted to the Company’s Chief Executive Officer totaled 200,000 and vest when the Company’s stock price meets or exceeds $16.00 over a continuous 30 day trading period. These options expire on the four year anniversary of the grant if not vested at that time, and if vested, expire on July 30, 2028. The Company used a Monte Carlo approach and a Geometric Brownian Motion stock-pricing model to estimate the fair value of these options. During 2014, the Company also granted time-based stock options to all eligible employees. For certain eligible employees, the granted stock options had accelerated vesting conditions. Those accelerated-vesting conditions applied to 450,000 stock options and cliff vest after four years, but one third of the total award may vest each time certain pre-determined strategic objectives of the Company have been met. The granted stock options expire ten years from date of grant, and the Company used a Black-Scholes option-pricing model to estimate the fair value of these options. Time-based stock options granted totaled 2,053,245 and vest in equal annual installments over four years from date of grant and expire ten years from date of grant.

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 were $7.68, $7.36, and $6.30, respectively. As of December 31, 2014, approximately $7.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 3.4 years. When an option is exercised, the Company issues a new share of class A common stock. In one instance an exercise was net share settled whereby 69,499 options were exercised but only 32,870 shares were issued by the Company.

Employee Stock Purchase Plan
In 2006, the Board approved a 2006 Employee Stock Purchase Plan (ESPP) and reserved 4,250,000 shares of class A common stock for issuance under the ESPP. As of December 31, 2014, the Board has approved 500,000 shares of class A common stock for the ESPP. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, eligible employees may purchase common stock through payroll deductions of up to 10.0% of compensation during the plan period. On January 19, 2015, the Compensation Committee of the Board approved the change in the purchase price to 85.0% of market price at the end of each plan period, which is generally three months. A total of 5,853, 3,625 and 3,550 shares of common stock were purchased under the ESPP during the years ended December 31, 2014, 2013 and 2012, respectively. The Company received approximately $35,000, $24,000, and $20,000 upon purchase of shares under the ESPP for the years ended December 31, 2014, 2013 and 2012, respectively.

Tax Benefits
As of December 31, 2014, the balance of the Company's additional paid-in capital pool related to tax windfall benefits from the stock option exercises was $325,000.

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock based compensation deductions. Since the Company does not have any net operating loss carry-forwards in the U.S., the tax benefit reduces income taxes payable in the current year and is therefore recorded to additional paid-in-capital.

16. Income Taxes

Income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ending December 31,
	2014	2013	2012
U.S.	$18,005	$9,175	$8,580
Foreign	9,128	1,768	(603)
	$27,133	$10,943	$7,977

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current tax provision (benefit):
U.S. Federal	$11,319	$5,198	$1,431
U.S. State	1,351	1,008	658
Foreign	793	(582)	51
Total current tax provision (benefit)	13,463	5,624	2,140

Deferred provision (benefit):
U.S. Federal	(172)	(1,783)	1,248
U.S. State	(16)	(279)	(193)
Foreign	730	366	(279)
Total deferred provision (benefit)	542	(1,696)	776

Total income tax provision (benefit)	$14,005	$3,928	$2,916

Deferred tax assets (liabilities), net, consist of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
(In thousands)
Deferred tax assets:
Foreign net operating loss carry-forwards	$1,409	$2,538
State net operating loss carry-forwards	3	38
Deferred revenue	1,803	2,143
Accrued expenses	734	1,637
Tax benefits on stock options	2,063	2,378
Inventory	615	1,243
Property and equipment	15	-
Other	207	220
Gross deferred tax assets	6,849	10,197

Deferred tax liabilities:
Property and equipment	(122)	(202)
Intangibles	(4,368)	(7,070)
Gross deferred tax liabilities	(4,490)	(7,272)

Less: valuation allowance	(2,132)	(1,751)
Net deferred tax assets (liabilities)	$227	$1,174

The provision (benefit) for income taxes vary from the income taxes provided based on the federal statutory rate as follows for the three years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Federal tax provision (benefit)	35.0%	35.0%	34.0%
State taxes, net of federal tax benefit	2.1%	4.9%	7.3%
General business credits	0.0%	0.0%	-0.5%
Changes in valuation allowance	1.4%	-21.6%	-3.9%
Nondeductible expenses	1.7%	1.3%	1.6%
Stock based compensation	-0.1%	-2.8%	12.3%
Impact of intangible transfer	5.8%	7.3%	-18.0%
Impact of uncertain tax positions	-0.2%	-0.1%	-4.1%
Adjustment to deferred tax asset	0.5%	11.1%	-10.1%
Impact of foreign operations	-3.7%	0.3%	5.7%
Subpart F income	9.1%	0.0%	0.0%
Change in tax rates	0.0%	0.6%	12.0%
Changes in other tax matters	0.0%	-0.1%	0.3%
	51.6%	35.9%	36.6%

At December 31, 2014 and 2013, the Company had foreign net operating loss carry-forwards of $5.9 million and $11.9 million, respectively. Approximately $1.4 million of the foreign NOLs begin to expire in December 2019, and $4.5 million of the foreign NOLs do not expire. As of December 31, 2014 and 2013, the Company had no NOLs in the U.S.

As of December 31, 2014 and 2013, the Company had a valuation allowance on its deferred tax assets of $2.1 million and $1.8 million, respectively. The net increase in the valuation allowance of $381,000 was due to additional NOLs in foreign jurisdictions where management believes that it is more likely than not that a portion of the NOL balance will expire prior to utilization and due to other deferred tax assets generated in the period for which a valuation allowance was provided.

In September 2011, the Company internally transferred certain intellectual property and licenses from the Company’s subsidiaries, including the U.S. based subsidiary, to SAG. Since the transfer of these assets was to a related party, the recognition of a deferred tax asset by SAG is prohibited and the net tax effect of the transaction is deferred in consolidation. The tax liability generated from this transaction is offset by a deferred charge that is being amortized over ten years. Following the decision of the International Court of Arbitration of the International Chamber of Commerce on the North America Takeda Agreement in July 2012, the Company determined that the internal transfer of the intellectual property was only partially complete and is continuing to evaluate whether the U.S. rights related to AMITIZA will transfer to SAG in the future. This resulted in a reassessment of the deferred charge, deferred tax liability and the mix of profits and losses earned in each jurisdiction. For the year ended December 31, 2012, the Company recorded a benefit of approximately $1.9 million related to the partial reversal of the internal transfer and reduced the deferred charge and deferred tax liability by approximately, $23.8 million and $24.1 million respectively. As of December 31, 2014 and 2013, the total deferred charge is $2.0 million and $5.2 million, respectively, after a net current year amortization and impairment expense of $3.2 million and $673,000, respectively.

The valuation allowance at December 31, 2014 and 2013 relates to deferred tax assets in the foreign jurisdictions. A partial valuation allowance was maintained on the deferred tax assets of the Company’s subsidiary in Japan based on management’s estimate of the NOL carry-forwards that will expire unused. The Company will continue to evaluate its valuation allowance position in each jurisdiction on a regular basis and may partially remove the valuation allowance of its foreign subsidiaries in 2015. To the extent the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset the Company’s future tax provision.

The Company has recorded a total income tax liability of approximately $842,000 and $679,000, including interest for uncertain tax positions as of December 31, 2014 and 2013, respectively. The Company expects to reverse $263,000 of the liability within the next twelve months and has reflected this amount as other current liabilities. The remaining $579,000 has been recorded as other liabilities in the accompanying Consolidated Balance Sheets. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Consolidated Financial Statements. The liability for uncertain tax positions as of December 31, 2014 and 2013 mainly pertains to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at January 1	$550	$979	$1,226
Increases for tax positions taken during prior periods	(91)	4	207
Decreases in unrecognized tax benefits related to settlements with taxing authorities	-	(467)	(536)
Increases for tax positions taken during current period	253	34	82
Balance at December 31	$712	$550	$979

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. During 2014, 2013 and 2012, the Company recorded approximately $1,000, $22,000 and $42,000, respectively, of interest related to uncertain tax positions. Other than the decrease related to tax years no longer subject to examination, no additional uncertain tax positions have been identified for which it is reasonably possible that the total amount of liability for unrecognized tax benefits will significantly increase or decrease within the next 12 months, except for recurring accruals on existing uncertain tax positions. In addition, future changes in the unrecognized tax benefits described above would have an impact on the effective tax rate.

Currently tax years 2011, 2012, 2013 and 2014 remain open and subject to examination in the major tax jurisdictions in which tax returns are filed. The tax years 2009-2011 were examined by the U.S. tax authorities and resulted in no tax adjustments.

17. Segment Reporting

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

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2014
Research and development revenue	$7,246			$7,246
Product royalty revenue	62,775			62,775
Product sales revenue	741	422	32,089	33,252
Co-promotion revenue	3,360			3,360
Contract and collaboration revenue	566	8,212	39	8,817
Total revenues	74,688	8,634	32,128	115,450
Costs of goods sold	444	407	15,181	16,032
Intangible assets impairment	1,502	4,129	-	5,631
Research and development expenses	11,566	5,023	3,455	20,044
Depreciation and amortization	601	460	29	1,090
Other operating expenses	32,340	11,259	1,823	45,422
Income (loss) from operations	28,235	(12,644)	11,640	27,231
Interest income	132	6	34	172
Interest expense	(1,364)	(9)	(147)	(1,520)
Other non-operating expense, net	44	653	553	1,250
Income (loss) before income taxes	$27,047	$(11,994)	$12,080	$27,133
Capital expenditures	$61	$2	$3	$66

As of December 31, 2014
Property and equipment, net	$566	$83	$114	$763
Identifiable assets, net of intercompany loans and investments	$111,846	$24,984	$4,744	$141,574

Year Ended December 31, 2013
Research and development revenue	$20,354	$-	$-	$20,354
Product royalty revenue	52,100	-	-	52,100
Product sales revenue	556	62	15,807	16,425
Co-promotion revenue	61	-	-	61
Contract and collaboration revenue	566	46	42	654
Total revenues	73,637	108	15,849	89,594
Cost of goods sold	3,588	15	8,799	12,402
Research and development expenses	11,090	5,445	4,989	21,524
Depreciation and amortization	736	716	36	1,488
Other operating expenses	35,911	5,900	3,173	44,984
Income (loss) from operations	22,312	(11,968)	(1,148)	9,196
Interest income	112	11	1	124
Interest expense	(1,427)	(302)	(165)	(1,894)
Other non-operating expense, net	(14)	(166)	3,697	3,517
Income (loss) before income taxes	$20,983	$(12,425)	$2,385	$10,943
Capital expenditures	$40	$105	$23	$168

As of December 31, 2013
Property and equipment, net	$869	$112	$175	$1,156
Identifiable assets, net of intercompany loans and investments	$95,350	$23,843	$17,684	$136,877

(In thousands)	Americas	Europe	Asia	Consolidated
Year Ended December 31, 2012
Research and development revenue	$6,189	$-	$15,356	$21,545
Product royalty revenue	50,696	-	-	50,696
Product sales revenue	-	14	5,023	5,037
Co-promotion revenue	3,576	-	-	3,576
Contract and collaboration revenue	565	16	52	633
Total revenues	61,026	30	20,431	81,487
Cost of goods sold	98	9	2,923	3,030
Research and development expenses	7,809	9,571	3,912	21,292
Depreciation and amortization	484	964	40	1,488
Other operating expenses	41,410	2,993	2,957	47,360
Income (loss) from operations	11,225	(13,507)	10,599	8,317
Interest income	161	16	2	179
Interest expense	-	(2,183)	(163)	(2,346)
Other non-operating expense, net	77	(187)	1,937	1,827
Income (loss) before income taxes	$11,463	$(15,861)	$12,375	$7,977
Capital expenditures	$401	$3,470	$-	$3,871

18. Quarterly Financial Data (unaudited)

	2014 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$37,757	$31,463	$24,069	$22,161
Income from operations	$17,048	$3,643	$3,811	$2,729
Net income	$9,283	$1,480	$1,610	$755
Net income per share:
Basic	$0.21	$0.03	$0.04	$0.02
Diluted	$0.21	$0.03	$0.04	$0.02

	2013 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$24,490	$21,163	$27,023	$16,919
Income (loss) from operations	$2,679	$(1,044)	$10,169	$(2,608)
Net income (loss)	$2,323	$1,523	$6,245	$(3,076)
Net income (loss) per share:
Basic	$0.06	$0.04	$0.15	$(0.07)
Diluted	$0.05	$0.04	$0.15	$(0.07)

Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share information may not equal annual net income (loss) per share. See “Revisions to Previously Issued Financial Statements” in Note 1.

19. Subsequent Events

On January 16, 2015, the Board voted to increase the authorized size of the Board from eight to nine members and appointed Robert J. Spiegel, M.D., FACP to the Board as a Class II member to fill such new vacancy.

On January 30, 2015, Andrew P. Smith was appointed as the Chief Financial Officer of the Company.

In January 2015, the Company successfully completed the European MRP for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting in a recommendation for marketing authorization in these markets. Ireland has notified the Company that it has approved AMITIZA for CIC.

On February 27, 2015, Abbott and Mylan closed Mylan’s purchase of Abbott’s non-U.S. developed markets specialty and branded generics business, which included the Japan Abbott Agreement.

On March 4, 2015, Messrs. Anthony Celeste and William Ashton advised the Board that they will not stand for election at the 2015 annual shareholder meeting and will resign effective May 28, 2015 from the Board of Directors. The Board has decided to reduce the size of the Board from nine to seven members and will determine if there is a need to increase the size of the Board in the future. In addition, to address proportionality in the classes of directors based on the classification of the Board, on March 5, 2015, Robert J. Spiegel resigned as a Class II director of the Board and was immediately re-elected to the Board by unanimous vote of the Board as a Class III director.  Dr. Spiegel was not a member of any committee of the Board and will not receive any new or additional compensation as a result of his reappointment but will continue to be entitled to receive the same compensation he had received prior to his resignation.

On March 9, 2014, the Company announced that it had received a press release from R-Tech concerning the preliminary data from the Phase III RP trial. In light of the information in that release, the Company determined not to engage in any further development of unoprostone. Under those circumstances, the Company notified R-Tech that it would rescind and return all of its rights and interests in and to the licenses for unoprostone to R-Tech. By doing such, R-Tech could find other partners for the development and commercialization of unoprostone outside of Japan.

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
2012	$-	$280	(a)	$-		$280
2013	$280	$160	(a)	$-		$440
2014	$440	$364	(a)	$(779)	(b)	$25
Valuation allowance for deferred tax assets:
2012	$4,467	$1,073	(c)	$(1,398)	(c)	$4,142
2013	$4,142	$-		$(2,391)	(d)	$1,751
2014	$1,751	$381	(e)	$-		$2,132

(a)	In 2012, 2013 and 2014, the increase in allowance for doubtful accounts is associated with certain disputed Takeda invoices.
(b)	The 2014 deduction from allowance for doubtful accounts resulted from a charge-off of certain disputed Takeda invoices.
(c)
In 2012, the net decrease in valuation allowance for deferred tax assets of $325,000 was due primarily to the release of the valuation allowance in certain jurisdictions that management believes the deferred tax assets are more likely than not to be utilized.

(d)
In 2013, the net decrease in valuation allowance for deferred tax assets of $2.4 million was due primarily to the release of the valuation allowance in certain jurisdictions that management believes the deferred tax assets are more likely than not to be utilized, as well as the reversal of all deferred tax assets of Ambrent for anticipated liquidation.

(e)
In 2014, the net increase of $381,000 in valuation allowance for deferred tax assets was primarily due to the additional NOL’s in foreign jurisdictions where management believes it is more likely than not a portion of the NOL balance will expire prior to utilization.

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
Exhibit 10.3 to the Company’s Current Report on Form 8-K (filed December 29, 2010)

10.54^	Separation Agreement and General Release, dated January 28, 2011, between the Company and Jan Smilek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.55^	Consulting Agreement, dated January 13, 2011, between the Company and Jan Smilek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed February 2, 2011)

10.56	Form of Sucampo Pharmaceuticals, Inc. Duration and Performance-Based Stock Option Incentive Award	Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed May 6, 2011)

10.57	Exclusive License for Development and Commercialization of Unoprostone dated March 22, 2011, between Sucampo Manufacturing & Research AG and R-Tech Ueno, Ltd.	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (filed May 10, 2011)

10.58*	Loan Guarantee and Development Agreement, dated September 8, 2011, between Numab AG and Sucampo AG	Exhibit 10.58 to the Company’s Annual Report on Form 10-K (filed March 15, 2012)

10.59	Form of Settlement and Mutual Release Agreement, dated October 26, 2011, between Sucampo Pharmaceuticals, Inc. and Covance Inc.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 9, 2011)

10.60	Employment Agreement, effective as of October 17, 2011, between the Company and Cary J. Claiborne	Exhibit 10.60 to the Company’s Annual Report on Form 10-K (filed March 15, 2012)

10.61	Master Lease Agreement, effective as of January 31, 2012, between Sucampo AG and Numab AG	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed May 10, 2012)

10.62^	Employment Agreement, effective as of December 31, 2012, between the Company and Ryuji Ueno	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.63^	Employment Agreement, effective as of December 31, 2012, between the Company and Gayle Dolecek	Exhibit 99.2 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.64^	Employment Agreement, effective as of December 31, 2012, between the Company and Cary J. Claiborne	Exhibit 99.3 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.65^	Employment Agreement, effective as of December 31, 2012, between the Company and Stanley G. Miele	Exhibit 99.4 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.66^	Employment Agreement, effective as of December 31, 2012, between the Company and Thomas J. Knapp	Exhibit 99.5 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.67^	Form of Indemnification Agreement, dated December 31, 2012, between the Company and an indemnitee	Exhibit 99.6 to the Company’s Current Report on Form 8-K (filed January 7, 2013)

10.68^	Consulting Agreement, dated May 23, 2013, between the Company and Gayle Dolecek	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed May 31, 2013)

10.69^	Consulting Agreement, dated September 14, 2013, between the Company and Peter Lichtlen	Exhibit 99.1 to the Company’s Current Report on Form 8-K (filed September 17, 2013)

10.70^	Employment Agreement, dated February 10, 2014, between the Company and Peter Greenleaf	Exhibit 10.70 to the Company’s Annual Report on Form 10-K (filed March 12, 2014)

10.71^	Consulting Agreement, dated February 10, 2014, between the Company and Dr. Ryuji Ueno	Exhibit 10.71 to the Company’s Annual Report on Form 10-K (filed March 12, 2014)

10.72*	Lubiprostone Exclusive Manufacturing and Supply Agreement, dated as of January 1, 2014, by and between Sucampo AG and R-Tech Ueno, Ltd.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.73*
Settlement and License Agreement, dated September 30, 2014, by and among the Company, Sucampo AG, R-Tech Ueno, Ltd., Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., Takeda Pharmaceuticals America, Inc., Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc.
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.74*	Manufacturing and Supply Agreement, dated as of September 30, 2014, by and between Sucampo AG and Par Pharmaceutical, Inc.	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.75*
Amendment No. 1, dated September 30, 2014, to Collaboration and License Agreement dated October 29, 2004 and Supplemental Agreement, dated February 1, 2006, by and between Sucampo Pharma Americas, LLC and Takeda Pharmaceutical Company Limited
Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.76	Amendment No. 1, dated September 30, 2014, to the Agreement dated October 29, 2004, by and between Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and Sucampo AG	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.77*
Amendment No. 1, dated September 30, 2014, to Supply Agreement dated October 29, 2004, Supply and Purchase Agreement dated January 25, 2006 and the Addendum to the Supply and Purchase Agreement dated November 6, 2013 by and among Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.
Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (filed November 7, 2014)

10.78^	Separation Agreement and General Release, dated November 7, 2014, between the Company and Cary Claiborne	Included herewith

10.79*	Global License Agreement, dated October 27, 2014, between Sucampo AG and Takeda Pharmaceuticals International GmbH Limited	Included herewith

10.80^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Peter Kiener	Included herewith

10.81^	Employment Agreement, dated as of October 27, 2014, between the Company and Matthais Alder	Included herewith

10.82^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Steven Caffé	Included herewith

10.83^	Amendment, dated as of October 27, 2014, to Employment Agreement, effective as of December 31, 2012, between the Company and Thomas J. Knapp	Included herewith

10.84^	Amendment, dated as of October 27, 2014, to Consulting Agreement, dated September 14, 2013, between the Company and Peter Lichtlen	Included herewith

10.85^	Amendment, dated as of October 27, 2014, to Employment Agreement, effective as of December 31, 2012, between the Company and Stanley G. Miele	Included herewith

10.86^	Intentionally left blank

10.87	Registration Rights Agreement, dated January 15, 2015, by and among the Company, S&R Technology Holdings, LLC, S&R Foundation, Dr. Ryuji Ueno and Dr. Sachiko Kuno.	Exhibit 10.1 to the Company's Form S-3 filed January 16, 2015

10.88*	Stipulation and License Agreement, dated February 5, 2015, by and among the Company, Sucampo AG, R-Tech Ueno, Ltd. and Par Pharmaceutical, Inc.	Included herewith

10.89*	Manufacturing and Supply Agreement, dated as of February 5, 2015, by and between Sucampo AG and Par Pharmaceutical, Inc.	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

21	Subsidiaries of the Company	Included herewith

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

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