Form 10-Q
period 2015-03-31
Sucampo Pharmaceuticals, Inc.
filed 2015-05-06
CIK 1365216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 45,155,885 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$59,639	$71,622
Investments, current	33,232	22,393
Product royalties receivable	15,746	18,576
Accounts receivable, net	8,153	5,338
Deferred tax assets, current	382	476
Deferred charge, current	295	295
Restricted cash, current	213	213
Inventory	328	-
Prepaid expenses and other current assets	2,865	3,411
Total current assets	120,853	122,324

Investments, non-current	23,410	13,540
Property and equipment, net	634	763
Intangible assets, net	146	151
Deferred tax assets, non-current	612	571
Deferred charge, non-current	1,621	1,695
Restricted cash, non-current	2,282	2,224
Other assets	251	306
Total assets	$149,809	$141,574

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,411	$4,143
Accrued expenses	9,658	8,467
Deferred revenue, current	1,771	2,051
Collaboration obligation	5,939	6,000
Income tax payable	1,847	1,291
Notes payable, current	8,240	8,240
Other current liabilities	1,832	3,618
Total current liabilities	30,698	33,810

Notes payable, non-current	17,578	17,578
Deferred revenue, non-current	4,889	5,118
Deferred tax liability, non-current	654	820
Other liabilities	1,957	1,936
Total liabilities	55,776	59,262

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at March 31, 2015 and December 31, 2014; 45,119,780 and 44,602,988 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	451	446
Class B common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Additional paid-in capital	88,792	83,646
Accumulated other comprehensive income	14,427	14,265
Treasury stock, at cost; 524,792 shares at March 31, 2015 and December 31, 2014	(2,313)	(2,313)
Accumulated deficit	(7,324)	(13,732)
Total stockholders' equity	94,033	82,312
Total liabilities and stockholders' equity	$149,809	$141,574

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Research and development revenue	$2,345	$1,784
Product royalty revenue	15,745	13,501
Product sales revenue	11,145	6,312
Co-promotion revenue	-	362
Contract and collaboration revenue	245	202
Total revenues	29,480	22,161

Costs and expenses:
Costs of goods sold	6,110	3,393
Research and development	6,793	5,135
General and administrative	6,283	7,257
Selling and marketing	640	3,647
Total costs and expenses	19,826	19,432

Income from operations	9,654	2,729
Non-operating income (expense):
Interest income	40	57
Interest expense	(276)	(400)
Other expense, net	(203)	(323)
Total non-operating expense, net	(439)	(666)

Income before income taxes	9,215	2,063
Income tax provision	(2,807)	(1,308)
Net income	$6,408	$755

Net income per share:
Basic	$0.14	$0.02
Diluted	$0.14	$0.02
Weighted average common shares outstanding:
Basic	44,366	43,401
Diluted	45,912	44,264

Comprehensive income:
Net income	$6,408	$755
Other comprehensive income (expense):
Unrealized loss on pension benefit obligation	(7)	-
Unrealized gain (loss) on investments, net of tax effect	(6)	7
Foreign currency translation gain (loss)	175	(118)
Comprehensive income	$6,570	$644

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2014	44,602,988	$446	$83,646	$14,265	524,792	$(2,313)	$(13,732)	$82,312
Employee stock option expense	-	-	1,069	-	-	-	-	1,069
Stock issued under exercise of stock options	515,842	5	3,265	-	-	-	-	3,270
Stock issued under employee stock purchase plan	950	-	11	-	-	-	-	11
Windfall tax benefit from stock-based compensation	-	-	801	-	-	-	-	801
Unrealized loss on pension benefit obligation	-	-	-	(7)	-	-	-	(7)
Unrealized loss on investments, net of tax effect	-	-	-	(6)	-	-	-	(6)
Foreign currency translation	-	-	-	175	-	-	-	175
Net income	-	-	-	-	-	-	6,408	6,408
Balance at March 31, 2015	45,119,780	$451	$88,792	$14,427	524,792	$(2,313)	$(7,324)	$94,033

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,408	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	361
Deferred tax provision	(114)	(395)
Deferred charge	74	168
Stock-based compensation	1,069	228
Amortization of premiums on investments	26	26
Unrealized currency translations	18	210
Shortfall from stock-based compensation	(68)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,707)	965
Unbilled accounts receivable	(112)	(2)
Product royalties receivable	2,830	1,328
Inventory	(328)	(245)
Prepaid and income taxes receivable and payable, net	556	(5)
Accounts payable	(2,727)	(1,630)
Accrued expenses	1,200	303
Deferred revenue	(446)	48
Collaboration obligation	(61)	-
Accrued interest payable	275	359
Indirect taxes payable	(2,110)	1,246
Other assets and liabilities, net	713	(159)
Net cash provided by operating activities	4,579	3,561
Cash flows from investing activities:
Purchases of investments	(25,987)	-
Proceeds from the sales of investments	-	1,700
Maturities of investments	5,250	250
Purchases of property and equipment	(12)	(41)
Net cash provided by (used in) investing activities	(20,749)	1,909
Cash flows from financing activities:
Proceeds from exercise of stock options	3,270	1,116
Proceeds from employee stock purchase plan	11	5
Proceeds from "at-the-market" stock issuance	-	5,327
Windfall benefit from stock-based compensation	869	18
Net cash provided by financing activities	4,150	6,466
Effect of exchange rates on cash and cash equivalents	37	104
Net increase (decrease) in cash and cash equivalents	(11,983)	12,040
Cash and cash equivalents at beginning of period	71,622	44,102
Cash and cash equivalents at end of period	$59,639	$56,142

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1.      Business Organization and Basis of Presentation

Description of the Business
Sucampo Pharmaceuticals, Inc., (the Company) is a global biopharmaceutical company focused on the development and commercialization of medicines that meet major unmet medical needs of patients worldwide.

The Company is currently focused on developing compounds known as prostones, which are ion channel activators, to treat gastrointestinal and oncology-based inflammatory disorders.

The Company currently generates revenue primarily from product royalties, development milestone payments, product sales and reimbursements for clinical development activities. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities, seeks regulatory approvals and additional indications for approved products and other compounds and seeks strategic opportunities for in-licensing non-prostone clinical candidates.

AMITIZA® (lubiprostone) is marketed in the United States (U.S.) for three gastrointestinal indications under the collaboration and license agreement (as amended in October 2014, the North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, the Company is primarily responsible for clinical development activities while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. In Canada, the Company has filed a New Drug Submission (NDS) for AMITIZA for the CIC and OIC indications and anticipates a decision in the second half of 2015. In October 2014, the Company and Takeda executed amendments (Takeda Amendment) to the North America Takeda Agreement as well as to the ancillary agreements which, among other things, extended the term of the North America Takeda Agreement beyond December 2020. During the extended term, Takeda and the Company will split the annual net sales revenue of the branded AMITIZA products. In addition, the North America Takeda Agreement was amended to terminate the Company’s right to perform commercialization activities with respect to AMITIZA and Takeda’s obligation to reimburse the Company for such commercialization activities.

In Japan, AMITIZA is marketed under a license, commercialization and supply agreement (the Japan Mylan Agreement) that was purchased by Mylan, Inc. (Mylan) from Abbott Laboratories, Inc. (Abbott), as of February 25, 2015, as part of Mylan’s acquisition of a product portfolio from Abbott. Mylan markets AMITIZA in Japan for the gastrointestinal indication of chronic constipation (CC) excluding constipation caused by organic diseases. AMITIZA is Japan’s only prescription medicine for CC. The Company does not expect any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

In October 2014, the Company entered into an exclusive license, development, commercialization and supply agreement (the Global Takeda License Agreement) for lubiprostone with Takeda, where Takeda has the exclusive rights to further develop and commercialize AMITIZA in all global markets, except the U.S., Canada, Japan and the People’s Republic of China. In addition, Takeda will become the marketing authorization holder and will be responsible for all commercialization and regulatory activities in the areas covered by the Global License Agreement. In the United Kingdom (U.K.), Takeda markets AMITIZA for CIC and in Switzerland, CIC and OIC. The Company filed for the OIC indication in the U.K., but in March 2014 the Company received notification from the Medicines and Healthcare Products Regulatory Agency (MHRA) that the application for the OIC indication was not approved and we have since resubmitted the application for OIC for re-review to MHRA. The Company currently awaits MHRA’s decision on the OIC indication. In January 2015, the Company successfully completed the European mutual recognition procedure (MRP) for AMITIZA for the treatment of CIC in select European countries, resulting in a recommendation for marketing authorization. As a result of that recommendation, Ireland, Belgium, the Netherlands and Luxembourg have approved AMITIZA for CIC and the Company anticipates receiving approvals by Germany, Italy, Spain and Austria in the second half of 2015.

The Company ceased marketing RESCULA® (unoprostone isopropyl) in the fourth quarter of 2014 and in February 2015, the Company alerted physicians, pharmacists and all wholesalers that after the March 2015 expiration date, there will be no further product available.

The Company’s other clinical development programs include the following:

Lubiprostone Alternate Formulation
The Company is developing an alternate formulation of lubiprostone, both for adult and pediatric patients who are unable to take capsules and for naso-gastric tube fed patients. Takeda is funding 100% of the costs of this alternate formulation work and the Company expects to initiate a phase 3 trial of the alternate formulation of lubiprostone in the second half of 2015.

Lubiprostone for Pediatric Functional Constipation
The phase 3 program required for obtaining marketing approval of lubiprostone for pediatric functional constipation comprises of four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013. The second trial is a follow-on, long-term safety extension study which was initiated in March 2014. The Company is also evaluating the timing of the initiation of the additional two trials in our phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years and will require the alternate formulation of lubiprostone as described above.

Cobiprostone for Oral Mucositis (OM)
The Company completed its phase 1b trial that evaluated the safety and pharmacokinetics of an oral spray formulation of cobiprostone for OM. The results of this phase 1b trial showed that cobiprostone was well-tolerated overall and revealed low systemic exposure. The Company filed an Investigational New Drug (IND) application for cobiprostone to initiate a phase 2a clinical trial in patients suffering from head and neck cancer for the treatment of OM in March 2015. The clinical trial is expected to begin at the end of the first half of 2015. The Company had also filed for orphan drug designation in the E.U. but in April 2015 withdrew the application as the target population estimate is too large for the orphan drug status.

Cobiprostone for Non-Erosive Reflux Disease (NERD)
The Company initiated a phase 2 program for cobiprostone in NERD in patients who have had a non-satisfactory response to proton pump inhibitors at the end of 2014.

Unoprostone Isopropyl
In March 2015, the Company announced that it would return all licenses for unoprostone isopropyl to R-Tech Ueno, Ltd (R-Tech). These licenses had provided the Company with exclusive development and commercialization rights to unoprostone isopropyl globally except for Japan, the People’s Republic of China, Taiwan and Korea, and covered certain indications including the lowering of intraocular pressure (IOP) in patients with open-angle glaucoma or ocular hypertension, retinitis pigmentosa and geographic atrophy. On May 1, 2015, the Company and R-Tech executed a transfer and termination agreement to effectuate the return of the licenses as well as regulatory, commercial and pharmacovigilance information. As a result of this agreement, the Company will receive a payment of $2.6 million from R-Tech.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 9, 2015. The financial information as of March 31, 2015 and for the three months ended March 31, 2015 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo AG (SAG) based in Zug, Switzerland, through which the Company conducts certain of its worldwide and European operations; Sucampo Pharma, LLC (SPL) based in Tokyo and Osaka, Japan, through which the Company conducts its Asian operations; Sucampo Pharma Americas LLC, (SPA) based in Bethesda, Maryland, through which the Company conducts its North American operations; and Sucampo Pharma Europe, Ltd., (SPE) based in Oxford, United Kingdom. All significant inter-company balances and transactions have been eliminated.

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

Revisions to Previously Issued Financial Statements

The Company has revised the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 to correct errors in the recognition of indirect taxes at SAG. During that period, the Company overstated its indirect tax liability and understated net income. The Company is including herein the correction of all such immaterial errors that have not been revised in its previous periodic filings.

	Presentation as of the three months ended March 31, 2014
Consolidated Statements of Operations and Comprehensive Income	As Previously Reported	Revision Adjustment	As Revised
(In thousands)
Costs of goods sold	$3,517	$(124)	$3,393
Income from operations	2,605	124	2,729
Income before income taxes	1,939	124	2,063
Income tax provision	(1,264)	(44)	(1,308)
Net income	675	80	755
Comprehensive income	564	80	644

2.      Summary of Significant Accounting Policies

Certain Risks, Concentrations and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of March 31, 2015 and December 31, 2014, approximately $33.5 million or 28.2%, and $37.0 million or 33.6%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the United States government or United States government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 61.8% and 71.2% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 65.9% and 88.5% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at March 31, 2015 and December 31, 2014, respectively. Revenues from other unrelated parties, Abbott and Mylan, accounted for 37.8% and 27.5% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively. The Company depends significantly upon collaborations with Takeda and Mylan, and its revenues may be impacted if these relationships are disrupted.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to have a material impact on the Company's financial statements.

3.      Net Income per Share

Basic net income per share is computed by dividing net income by the sum of the weighted average class A common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average common shares and potential dilutive common shares outstanding.

The computation of net income per share for the three months ended March 31, 2015 and 2014 is shown below:

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Basic net income per share:
Net income	$6,408	$755

Weighted average class A common shares outstanding	44,366	43,401

Basic net income per share	$0.14	$0.02

Diluted net income per share:
Net income	$6,408	$755

Weighted average class A common shares outstanding	44,366	43,401
Assumed exercise of stock options under the treasury stock method	1,546	863
	45,912	44,264

Diluted net income per share	$0.14	$0.02

The potentially dilutive securities used in the calculations of diluted net income per share for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Employee stock options	3,649	2,663
Non-employee stock options	-	343

The following securities were excluded from the computation of diluted net income per share as their effect would be anti-dilutive for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Employee stock options	957	342

4.      Current and Non-Current Investments

At March 31, 2015 and December 31, 2014, current and non-current available-for-sale investments consisted of the following securities:

	March 31, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$5,250	$-	$-	$5,250
Commercial paper	13,517	-	-	13,517
Corporate bonds	10,789	-	(1)	10,788
U.S. government agencies	3,178	-	-	3,178
U.S. treasury bills and notes	499	-	-	499
Total	$33,233	$-	$(1)	$33,232

Non-current:
Certificates of deposit	$6,500	$-	$-	$6,500
U.S. government agencies	16,910	-	-	16,910
Total	$23,410	$-	$-	$23,410

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government securities	$4,203	$1	$-	$4,204
Certificates of deposit	2,500	-	-	2,500
Corporate bonds	4,575	-	(3)	4,572
U.S. commercial paper	11,109	8	-	11,117
Total	$22,387	$9	$(3)	$22,393

Non-current:
U.S. government agencies	$8,047	$-	$(15)	$8,032
Certificates of deposits	5,000			5,000
Corporate bonds	509	-	(1)	508
Total	$13,556	$-	$(16)	$13,540

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

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
March 31, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Certificates of deposit	$-	$8,772	$-	$8,772
Commercial paper	-	13,517	-	13,517
Corporate bonds	-	10,788	-	10,788
Money market funds	10,285	-	-	10,285
U.S. government agencies	-	20,088	-	20,088
U.S. treasury bills and notes	-	499	-	499
Total assets measured at fair value (a)	$10,285	$53,664	$-	$63,949
(a) includes approximately $7.3 million of cash equivalents

	Fair Value Measurements at Reporting Date Using
December 31, 2014 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. government securities	$-	$14,850	$-	$14,850
U.S. government agencies	-	12,686	-	12,686
U.S. commercial paper	-	15,092	-	15,092
Certificates of deposit	-	8,000	-	8,000
Corporate bonds	-	10,181	-	10,181
Money market funds	3,111	-	-	3,111
Total assets measured at fair value (b)	$3,111	$60,809	$-	$63,920
(b) includes approximately $28.0 million of cash equivalents

If quoted prices in active markets for identical assets and liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to the Company’s Level 2 investments.

5.      Inventory

As of March 31, 2015, inventory consisted of product held under the Global Takeda License Agreement.

6.      Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following at March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Research and development costs	$2,851	$2,409
Commercial supplies	3,284	1,128
Employee compensation	2,095	3,459
Selling and marketing costs	183	163
Legal service fees	472	612
Other accrued expenses	773	696
Total	$9,658	$8,467

Other current liabilities consisted of the following at March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Indirect taxes payable	$1,013	$3,075
Other liabilities	819	543
Total	$1,832	$3,618

7.     Commitments and Contingencies

Operating Leases
The Company leases office space in the United States, Switzerland and Japan under operating leases through 2018. Total future minimum, non-cancelable lease payments under operating leases are as follows:

(In thousands of U.S. dollars)	March 31, 2015
2015	$1,006
2016	1,191
2017	156
2018	8
Total minimum lease payments	$2,361

Rent expense for all operating leases was approximately $333,000 and $454,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.

Research and Development Costs
The Company routinely enters into agreements with third-party contract research organizations to oversee clinical research and development studies provided on an outsourced basis, and to assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided. Total future estimated costs under these agreements as of March 31, 2015 were approximately $7.6 million.

Numab Commitment
In the event that Numab defaults under its loan with Zurcher Kantonalbank, the Company’s maximum contingent liability under the Numab Agreement (see Note 8 below) is $2.3 million. As of March 31, 2015, the potential amount of payments in the event of Numab’s default was $2.1 million. At March 31, 2015 the Company had a recorded liability of $1.0 million in collateral callable to meet a potential loan default by Numab.

Legal Proceedings
See Item 1. Legal Proceedings in Part II OTHER INFORMATION included elsewhere in this Quarterly Report on Form 10-Q.

8.      Related Party Transactions

R-Tech Ueno, Ltd.
The Company recorded the following expenses under all of its agreements with R-Tech, including the April 2009 license agreement with R-Tech for unoprostone isopropyl in the U.S. and Canada and March 2011 agreement with R-Tech for unoprostone isopropyl in the rest of the world other than U.S. Canada, Japan, South Korea, Taiwan and China and various exclusive supply agreements with R-Tech:

	Three Months Ended March 31,
(In thousands)	2015	2014
Clinical supplies	$31	$101
Other research and development services	5	10
Commercial supplies	6,142	3,547
	$6,178	$3,658

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech:

(In thousands)	March 31, 2015	December 31, 2014
Deferred revenue, current	$138	$453
Deferred revenue, non-current	4,240	4,141
	$4,378	$4,594

The Company recognized approximately $138,000 and $164,000 of revenue relating to its agreements with R-Tech for the three months ended March 31, 2015 and 2014, respectively, which was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Drs. Ryuji Ueno and Sachiko Kuno are married to each other and, directly or indirectly, owned a majority of the stock of R-Tech through March 31, 2015. Subsequently, through a public marketed offering in Japan, they reduced their ownership in R-Tech below 50.0%. Drs. Ueno and Kuno have also reduced their ownership in the Company to 46.7% through a registered resale on Form S-3, and are no longer controlling stockholders of the Company as of March 31, 2015.

Numab AG
In September 2011, the Company entered into a Loan Guarantee and Development Agreement (Numab Agreement) with Numab. Numab is a related party of the Company as a result of the Company hiring as an executive officer an individual who holds an ownership interest in Numab. Under the terms of the Numab Agreement, the Company provided Numab with collateral and serves as guarantor for Numab on a loan from a third party, Zurcher Kantonalbank (see Note 7 above).

9.      Notes Payable

In connection with the Company’s acquisition of SAG in December 2010, the Company issued a subordinated unsecured promissory note to each of the Ueno Trust and the Kuno Trust (the Notes). The interest rate on the Notes beginning December 1, 2014 is 4.3%. Due to changes in LIBOR rates, the Company has estimated the fair value of the notes payable as shown in the table below.

Notes payable at their fair value and carrying value consist of the following:

	Fair Value		Carrying Value
(In thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Promissory notes, Sellers of SAG	$26,317	$26,317	$25,818	$25,818

Notes payable, current			$8,240	$8,240
Notes payable, non-current			17,578	17,578
			$25,818	$25,818

The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 above, and is classified as a Level 2 security.

10.   Collaboration Obligation

Under the Global Takeda License Agreement, the Company received an upfront payment from Takeda of $14.0 million in 2014, of which the Company is obligated to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda. The obligation as of March 31, 2015 totaled $5.9 million.

11.   Collaboration and License Agreements

North America Takeda Agreement
The following table summarizes the cash streams and related revenue recognized or deferred under the North America Takeda Agreement for the three months ended March 31, 2015:

(In thousands)	Amount Deferred at December 31, 2014	Cash Received for the Three Months Ended March 31, 2015	Revenue Recognized for the Three Months Ended March 31, 2015	Change in Accounts Receivable for the Three Months Ended March 31, 2015*	Amount Deferred at March 31, 2015
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$882	$-	$37	$-	$845

Research and development revenue:
Reimbursement of research and development expenses	$-	$1,801	$2,345	$1,483	$-

Product royalty revenue	$-	$18,576	$15,745	$(2,831)	$-

Co-promotion revenue	$-	$1,338	$-	$-	$-
*      Includes billed and unbilled accounts receivable.

Global Takeda License Agreement
Product sales to Takeda under the Global Takeda License Agreement for the three months ended March 31, 2015 were approximately $8,000.

Japan Mylan Agreement
The following table summarizes the cash streams and related revenue recognized or deferred under the Japan Mylan Agreement for the three months ended March 31, 2015:

(In thousands)	Amount Deferred at December 31, 2014	Cash Received for the Three Months Ended March 31, 2015	Revenue Recognized for the Three Months Ended March 31, 2015	Change in Accounts Receivable for the Three Months Ended March 31, 2015	Foreign Currency Effects for the Three Months Ended March 31, 2015	Amount Deferred at March 31, 2015
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$453	$-	$30	$-	$-	$423

Product sales revenue	$-	$7,699	$11,120	$3,136	$285	$-

12.      Stock Option Plans

A summary of employee stock option activity for the three months ended March 31, 2015 under the Company’s Amended and Restated 2001 Stock Incentive Plan (the 2001 Stock Incentive Plan) is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	113,900	$10.00
Options exercised	(42,500)	10.00
Options outstanding, March 31, 2015	71,400	10.00	1.09	$396,984
Options exercisable, March 31, 2015	71,400	10.00	1.09	$396,984

A summary of non-employee stock option activity for the three months ended March 31, 2015 under the 2001 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	255,000	$5.85
Options exercised	(127,500)	5.85
Options expired	(127,500)	5.85
Options outstanding, March 31, 2015	-	-	-	$-
Options exercisable, March 31, 2015	-	-	-	$-

A summary of employee stock option activity for the three months ended March 31, 2015 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	4,021,491	$6.93
Options granted	925,200	14.49
Options exercised	(345,842)	6.10
Options forfeited	(63,038)	6.48
Options expired	(3,434)	4.17
Options outstanding, March 31, 2015	4,534,377	8.54	8.88	$31,824,902
Options exercisable, March 31, 2015	1,141,740	5.84	6.68	$11,098,403

The weighted average grant date fair value of options granted during the three months ended March 31, 2015 and the year ended December 31, 2014 was $14.49 and $7.68, respectively. As of March 31, 2015, approximately $12.0 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 3.49 years.

Employee Stock Purchase Plan
Under the Company’s 2006 Employee Stock Purchase Plan, the Company received $11,483 and $5,386 upon employees’ purchase of 950 and 793 shares of class A common stock during the three months ended March 31, 2015 and 2014, respectively.

13.      Pension Expense

Pension expenses relate to defined benefit pension plans for employees at SAG, the Company’s subsidiary in Switzerland (the Swiss Plan). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum investment return. The net periodic pension cost for the Swiss Plan included the following components for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Service cost	47	48
Interest cost	7	11
Expected return on assets	(10)	(8)
Amortization of unrecognized net loss	18	4
Net periodic pension cost	62	55

14.      Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recorded tax provisions of $2.8 million and $1.3 million, respectively. The tax provision for the three months ended March 31, 2015 primarily pertained to pre-tax profits generated by the Company’s U.S, Japanese and Swiss subsidiaries and the Company’s U.S. subsidiary for the three months ended March 31, 2014.

Uncertain Tax Positions
The Company had an outstanding income tax liability of approximately $887,000, including interest, for uncertain tax positions as of March 31, 2015. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements. As of March 31, 2015, $887,000 is reflected as other current liabilities and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of March 31, 2015 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. The liability for income taxes increased by approximately $45,000 due primarily to the filing positions taken in various jurisdictions related to state income tax nexus.

15.           Segment Reporting

The Company made a number of strategic and operational changes to its business, including re-evaluating and accelerating its pipeline to focus on clinical programs that it believes hold the most promise for patients, the highest likelihood for regulatory approval, and the strongest potential for commercial return. As a result of such changes, in the first quarter of 2015 the Company combined its reportable geographic segments of Asia, the Americas and Europe into one operating segment which is the development and commercialization of pharmaceutical products. This change reflects the manner in which information is now being presented internally and used by the Company’s chief operating decision maker, the Company’s CEO, to allocate resources and assess performance.

16. Subsequent Events

On April 22, 2015, Drs. Ueno and Kuno, individually or through S&R Technology Holdings, LLC (S&R Technology), are no longer controlling stockholders of R-Tech as they completed an underwritten public offering to reduce their ownership in R-Tech to below 50.0%.

On May 1, 2015, the Company and R-Tech executed a transfer and termination agreement to effectuate the return of the unoprostone isopropyl licenses as well as related regulatory, commercial and pharmacovigilance information. As a result of this agreement, the Company will receive a payment of $2.6 million from R-Tech.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc., or the Company, we, us” or our, and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 9, 2015. You should also read the following discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Overview

We are a global biopharmaceutical company focused on the development and commercialization of medicines that meet major unmet medical needs of patients worldwide.

We are currently focused on developing compounds known as prostones, which are ion channel activators, to treat gastrointestinal and oncology-based inflammatory disorders.

We currently generate revenue mainly from product royalties, development milestone payments, product sales and reimbursements for clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals and additional indications for our approved products and other compounds and seek strategic opportunities for in-licensing non-prostone clinical candidates.

Our operations are conducted through subsidiaries based in Japan, the U.S., Switzerland and the U.K. We operate as one segment, which is the development and commercialization of pharmaceutical products.

In March 2015, S&R Technology, S&R Foundation, Dr. Ryuji Ueno and Dr. Sachiko Kuno sold 4.6 million shares of our class A common stock to the public at a price of $14.00 per share through an underwritten public offering, for an aggregate offering price of $64.4 million. We did not sell any shares or receive any proceeds from the offering. Drs. Ueno and Kuno have direct or indirect interests in S&R Technology and reduced their percentage of ownership to approximately 46.7%.

As of April 22, 2015, Drs. Ueno and Kuno, directly or indirectly, together with S&R Technology through an underwritten public offering, reduced their ownership in R-Tech to below 50.0%. R-Tech, a pharmaceutical research, development and manufacturing company in Japan, is responsible for the manufacture and supply of all of our drug products for commercial use and clinical development.

Product Pipeline

The table below summarizes the development status of our prostone-based product candidates of lubiprostone and cobiprostone. The commercialization rights to lubiprostone have been licensed to Takeda on a global basis other than Japan and the People’s Republic of China, and to Mylan for Japan. For cobiprostone, we hold all of the commercialization rights globally. Commercialization of each product candidate may be implemented after successful completion of clinical studies and approval from appropriate governmental agencies.

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

AMITIZA (lubiprostone)

United States
In October 2014, we signed an amendment to October 2004 collaboration and license agreement with Takeda which, among other things, extended the term of the North American Takeda Agreement beyond December 2020. During the extended term, we will split the annual net sales revenue with Takeda on the branded AMITIZA products. In addition, the Takeda Amendment terminates our right to perform commercialization activities with respect to AMITIZA and Takeda’s obligation to reimburse us for such commercialization activities.

Japan
In Japan, AMITIZA is the only prescription medicine for chronic constipation. On February 27, 2015, Abbott and Mylan closed Mylan’s purchase of Abbott’s non-U.S. developed markets specialty and branded generics business, based on which Mylan acquired the rights to commercialize AMITIZA in Japan. We do not expect any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

Global Markets
Under the Global Takeda License Agreement, Takeda develops and markets AMITIZA globally except the U.S., Canada, Japan and the People’s Republic of China. We supply Takeda with the clinical and commercial product at a negotiated price. In January 2015, we successfully completed the European MRP for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting in a recommendation for marketing authorization. As a result of that recommendation, Ireland, Belgium, the Netherlands and Luxembourg have approved AMITIZA for CIC and we anticipate receiving approvals by Germany, Italy, Spain and Austria in the second half of 2015. Takeda became the marketing authorization holder in Switzerland on April 1, 2015, and is expected to become the marketing authorization holder in the U.K., Belgium, Ireland, Netherlands, Luxembourg, Germany, Italy, Spain and Austria in the second half of 2015.

In March 2014, the MHRA notified us that the application for approval of the OIC indication for AMITIZA in the U.K. was not approved. Thereafter, we met with the MHRA and since requested review of the application for OIC to address the concerns of the MHRA. We currently await MHRA’s decision on the OIC indication.

In October 2014, we filed a NDS with Health Canada for AMITIZA for the CIC and the OIC indications. If approved, then AMITIZA would be marketed by Takeda under the North America Takeda Agreement. We anticipate a decision in the second half of 2015.

RESCULA (unoprostone isopropyl)

We ceased marketing and manufacturing RESCULA in the fourth quarter of 2014. In February 2015, we alerted physicians, pharmacists and all wholesalers that after the March 2015 expiration date, there will be no further product available.

Our Other Clinical Development Programs

Lubiprostone

Alternate Formulation
We are developing an alternate formulation of lubiprostone for both adult and pediatric patients who are unable to tolerate capsules, or for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the cost of this alternate formulation work and we expect to initiate a phase 3 trial of the alternate formulation of lubiprostone in the second half of 2015.

Pediatric Functional Constipation
The phase 3 program required for obtaining marketing approval of lubiprostone for pediatric functional constipation comprises of four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013. The second trial is a follow-on, long-term safety extension study which was initiated in March 2014. We are also evaluating the timing of the initiation of the additional two trials in our phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years and will require the alternate formulation of lubiprostone as described above.

Cobiprostone

Oral Mucositis (OM)
In the first quarter of 2014, we completed our phase 1b trial that evaluated the safety and pharmacokinetics of an oral spray formulation of cobiprostone for OM. The results of this phase 1b trial showed that cobiprostone was well-tolerated overall and revealed low systemic exposure. In March 2015, we filed an IND application for cobiprostone to initiate a phase 2a clinical trial in patients with head and neck cancer for the treatment of oral mucositis. The clinical trial is expected to begin at the end of the first half of 2015 in the U.S. We withdrew the orphan drug designation application in the E.U. as the target population estimate is too large for the orphan drug status.

Non-Erosive Reflux Disease (NERD)
We initiated a phase 2 program for cobiprostone in NERD patients who have had a non-satisfactory response to proton pump inhibitors at the end of 2014 in Japan.

Unoprostone Isopropyl

On May 1, 2015, we and R-Tech executed a transfer and termination agreement to effectuate the return of the licenses for unoprostone isopropyl as well as regulatory, commercial and pharmacovigilance information and we will receive a payment of $2.6 million from R-Tech. These licenses had provided us with exclusive development and commercialization rights to unoprostone isopropyl globally except for Japan, the People’s Republic of China, Taiwan and Korea and covered certain indications, including the lowering of IOP in patients with open-angle glaucoma or ocular hypertension, retinitis pigmentosa and geographic atrophy.

Results of Operations

Revenues
The following table summarizes our revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Research and development revenue	$2,345	$1,784
Product royalty revenue	15,745	13,501
Product sales revenue	11,145	6,312
Co-promotion revenue	-	362
Contract and collaboration revenue	245	202
Total	$29,480	$22,161

Total revenues were $29.5 million for the three months ended March 31, 2015, compared to $22.2 million for the three months ended March 31, 2014, an increase of $7.3 million or 33.0%.

Research and development revenue
Research and development revenue was $2.3 million for the three months ended March 31, 2015 compared to $1.8 million for the three months ended March 31, 2014, an increase of $561,000 or 31.4%. The increase was due to increased activity on the advancement of pediatric and alternative formulation studies in the first quarter of 2015.

Product royalty revenue
Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States under the North America Takeda Agreement. Product royalty revenue was $15.7 million for the three months ended March 31, 2015 compared to $13.5 million for the three months ended March 31, 2014, an increase of $2.2 million or 16.6%. The increase was primarily due to higher Takeda reported AMITIZA net sales which were driven by a mix of price and volume increases.

Product sales revenue
Total product sales revenue primarily consists of net sales of AMITIZA in Japan under the Japan Mylan Agreement. Total product sales revenue was $11.1 million for the three months ended March 31, 2015 compared to $6.3 million for the three months ended March 31, 2014, an increase of $4.8 million or 76.6%. Of the total AMITIZA product sales, sales in Japan were $11.1 million for the three months ended March 31, 2015 compared to $6.1 million for the three months ended March 31, 2014, an increase of $5.0 million or 82.7%. Product gross margin on sales in Japan was $5.2 million for the three months ended March 31, 2015 compared to $2.9 million for the three months ended March 31, 2014, an increase of $2.3 million or 79.9%.

Co-promotion revenue
Co-promotion revenue was nil for the three months ended March 31, 2015 compared to $362,000 for the three months ended March 31, 2014, a decrease of $362,000 or 100.0%. The decrease in co-promotion revenue reflects that, beginning in 2015, the Company no longer receives co-promotion reimbursements from Takeda.

Costs of Goods Sold
The total cost of goods sold for the three months ended March 31, 2015 was $6.1 million compared to $3.4 million for the three months ended March 31, 2014, an increase of $2.7 million or 80.1%. The increase was primarily related to increased AMITIZA sales in Japan. Of the total costs of goods sold, costs of goods sold in Japan were $6.0 million for the three months ended March 31, 2015 compared to $3.2 million for the three months ended March 31, 2014, an increase of $2.7 million or 85.2%.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Direct costs:
Lubiprostone	$3,513	$2,434
Cobiprostone	1,261	983
Ion channel activators	275	123
Unoprostone isopropyl	68	275
Other	359	469
Total	5,476	4,284
Indirect costs	1,317	851
Total	$6,793	$5,135

Total research and development expenses for the three months ended March 31, 2015 were $6.8 million compared to $5.1 million for the three months ended March 31, 2014, an increase of $1.7 million or 32.3%. Approximately $1.0 million of this increase was due to higher salary related expenses and increased spending on clinical trials of AMITIZA for pediatric functional constipation and cobiprostone for NERD.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Salaries, benefits and related costs	$2,497	$1,892
Legal, consulting and other professional expenses	1,666	3,392
Stock option expense	723	173
Pharmacovigilance	187	321
Other expenses	1,210	1,479
Total	$6,283	$7,257

General and administrative expenses were $6.3 million for the three months ended March 31, 2015, compared to $7.3 million for the three months ended March 31, 2014, a decrease of $1.0 million or 13.4%, primarily due to a reduction in legal, consulting and other professional expense following the settlement of the patent infringement law suit against Par Pharmaceuticals.

Selling and Marketing Expenses
The following table summarizes our selling and marketing expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Salaries, benefits and related costs	$283	$701
Consulting and other professional expenses	77	1,592
Samples expense	3	42
Contract fees	104	351
Data purchases	60	215
Promotional materials & programs	10	287
Other expenses	103	459
Total	$640	$3,647

Selling and marketing expenses were $640,000 for the three months ended March 31, 2015, compared to $3.6 million for the three months ended March 31, 2014, a decrease of $3.0 million or 82.5%. The decrease was primarily the result of the reduction of direct commercial operations due to agreements entered into in the fourth quarter of 2014 in the U.S. and Europe.

Non-Operating Income and Expense
The following table summarizes our non-operating income and expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Interest income	$40	$57
Interest expense	(276)	(400)
Other expense, net	(203)	(323)
Total	$(439)	$(666)

Interest income was $40,000 for the three months ended March 31, 2015, compared to $57,000 for the three months ended March 31, 2014, a decrease of $17,000 or 29.8%.

Interest expense was $276,000 for the three months ended March 31, 2015, compared to $400,000 for the three months ended March 31, 2014, a decrease of $124,000 or 31.0%.

Other expense, net was $203,000 for the three months ended March 31, 2015, compared to $323,000 for the three months ended March 31, 2014, a decrease of $120,000 or 37.2%.

Income Taxes
We recorded income tax provisions of $2.8 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. The tax provision for the three months ended March 31, 2015 primarily pertained to pre-tax profits generated by our U.S., Japanese and Swiss subsidiaries. The tax provision for the three months ended March 31, 2014 primarily pertained to pre-tax profits generated by our U.S. subsidiary.

The effective tax rate (ETR) for the first quarter of 2015 was 30.5%, compared to 63.4% in the same period of 2014. The ETR for the quarter was based on a projection of the full year rate. The reduction in the ETR was due to the timing of the allowable deduction of intangible impairment expense from 2014 during 2015, together with the effect of a change in the treatment of non-U.S. income due to our founding shareholders ownership percentage dropping below 50%.

Reportable Operating Segments
The Company made a number of strategic and operational changes to its business, including re-evaluating and accelerating its pipeline to focus on clinical programs that it believes hold the most promise for patients, the highest likelihood for regulatory approval, and the strongest potential for commercial return. As a result of such changes, in the first quarter of 2015 the Company combined its reportable geographic segments of Asia, the Americas and Europe into one operating segment which is the development and commercialization of pharmaceutical products. This change reflects the manner in which information is now being presented internally and used by the Company’s chief operating decision maker, the Company’s CEO, to allocate resources and assess performance.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Sources of Liquidity

We finance our operations principally with cash generated from revenues, cash and cash equivalents on hand, and to a lesser extent, cash generated from the issuance and sale of our class A common stock through “at-the-market” equity offerings or through the exercise of employee stock options. Revenues generated from operations principally consist of a combination of upfront payments, milestone and royalty payments, product sales, and research and development expense reimbursements received from Takeda, Mylan (formerly with Abbott) and other parties.

Our cash, cash equivalents, investments and restricted cash consist of the following as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31 2015	December 31, 2014
Cash and cash equivalents	$59,639	$71,622
Investments, current	33,232	22,393
Investments, non-current	23,410	13,540
Restricted cash	2,495	2,437
Total	$118,776	$109,992

Our cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of March 31, 2015 and December 31, 2014, our restricted cash consisted primarily of the collateral pledged to support Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of March 31, 2015, our current investments consisted primarily of commercial paper, corporate bonds and certificates of deposit that mature in one year or less.

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash provided by (used in):
Operating activities	$4,579	$3,561
Investing activities	(20,749)	1,909
Financing activities	4,150	6,466
Effect of exchange rates	37	104
Net increase (decrease) in cash and cash equivalents	$(11,983)	$12,040

Three months ended March 31, 2015
Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2015.  This was primarily due to a net income of $6.4 million, non-cash stock-based compensation expense of $1.1 million and a change in other assets and liabilities, net of $.7 million, offset by a decrease in indirect taxes payable of $2.1 million and a decrease in accounts payable and accrued expenses of $1.5 million.

Net cash used in investing activities was $20.7 million for the three months ended March 31, 2015.  This was primarily due to the purchases of $26.0 million of investments and the maturities of $5.3 million of investments.

Net cash provided by financing activities was $4.1 million for the three months ended March 31, 2015. This was primarily realized through the issuance of Class A common stock by employee exercised options.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for three months ended March 31, 2015 was an increase of $37,000.

Three Months Ended March 31, 2014
Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2014. This was primarily driven by decreases in our receivables totaling $2.3 million, net income of $755,000, non-cash expenses totaling $598,000, and an increase in indirect taxes payable of $1.2 million, partially offset by decreases in our payables and accrued expenses totaling $1.0 million.

Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2014. This was primarily the result of the sales and maturities of investments.

Net cash provided by financing activities was $6.5 million for the three months ended March 31, 2014. This was realized through the issuance of Class A common stock through the “at-the-market” program and exercised options.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for three months ended March 31, 2014 was an increase of $104,000.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements
We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:
•	our share of the on-going development program of AMITIZA in the United States;
•	development efforts in Europe and Asia for lubiprostone;
•	development, marketing and manufacturing activities at SAG;
•	activities to resolve our on-going legal matters;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	research and development activities for other prostone compounds, including cobiprostone;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities including the purchase of inventory; and
•	the payment of principal and interest under our loan note obligations.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through at-the-market offerings, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At March 31, 2015, based upon our current business plan, we believe we have sufficient liquidity for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended March 31, 2015 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 9, 2015.

Foreign Exchange Rate Risk
We are subject to foreign exchange rate risk for revenues and expenses denominated in foreign currencies. Foreign exchange rate risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not currently hedge our foreign currency transactions.

Interest Rate Risk
Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2015.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk
Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of March 31, 2015 and December 31, 2014, approximately 28.2% and 33.6%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2015. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the  Exchange Act , is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.
On October 3, 2014, we received a Paragraph IV certification notice letter regarding an abbreviated new drug application (ANDA) submitted to the U.S. Food and Drug Administration (the FDA) by Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy’s), requesting approval to market, sell, and use a generic version of the 8 mcg and 24 mcg AMITIZA (lubiprostone) soft gelatin capsule products. In its notice letter, Dr. Reddy’s alleges that U.S. Patent Nos. 6,414,016; 6,583,174; 7,064,148; 7,417,067; 8,026,393; 8,071,613; 8,088,934; 8,097,649; 8,114,890; 8,338,639; 8,748,481; 8,779,187; 7,795,312; 8,097,653; and 8,389,542, which cover compositions, formulations and methods of using AMITIZA, are invalid, unenforceable and/or will not be infringed by Dr. Reddy’s manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2027. On November 12, 2014, we, R-Tech, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s related to the ANDA previously filed by Dr. Reddy’s and described above. The lawsuit claims infringement of 7 patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book), with the latest expiring in 2027. Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Dr. Reddy’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. On January 26, 2015, Dr. Reddy’s filed an answer and counterclaim to our complaint and on April 30, 2015, the District Court held an initial scheduling conference to set the timetable for discovery in the case.

Item 1A. Risk Factors.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed by us with the SEC on March 9, 2015.

Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the fiscal year ended December 31, 2014, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.

Our founding stockholders and their affiliates maintain the ability to have significant control over matters submitted to stockholders for approval, which could result in actions of which you or other stockholders do not approve.

As of March 31, 2015, our founders, Dr. Ryuji Ueno and Dr. Sachiko Kuno, together through their direct or indirect interest in S&R Technology Holding LLC, held 21,075,255 shares of class A common stock, representing approximately 46.7% of our outstanding class A common stock. Therefore, until such time that Drs. Ueno and Kuno further dispose of additional shares of class A common stock, this concentration of ownership and voting power could influence all matters requiring stockholder approval and have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

Other than as described above, there have not been any material changes from the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) Not applicable.
(c) None.

Item 3. Defaults Upon Senior Securities.
(a) None.
(b) None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
(a) None.
(b) None.

Item 6. Exhibits

Exhibit Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Registration Rights Agreement, dated January 15, 2015, by and among the Company, S&R Technology Holdings, LLC, S&R Foundation, Dr. Ryuji Ueno and Dr. Sachiko Kuno.	Exhibit 10.1 to the Company's Form S-3 filed January 16, 2015

10.2*	Stipulation and License Agreement, dated February 5, 2015, by and among the Company, Sucampo AG, R-Tech Ueno, Ltd. and Par Pharmaceutical, Inc.	Exhibit 10.88 to the Company's Annual Report on Form 10-K (filed May 9, 2015)

10.3*	Manufacturing and Supply Agreement, dated as of February 5, 2015, by and between Sucampo AG and Par Pharmaceutical, Inc.	Exhibit 10.89 to the Company's Annual Report on Form 10-K (filed May 9, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

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

Sucampo Pharmaceuticals, Inc.

May 6, 2015	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

May 6, 2015	By:	/s/ ANDREW P. SMITH
Andrew P. Smith
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.
Exhibit Index

Exhibit Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1	Registration Rights Agreement, dated January 15, 2015, by and among the Company, S&R Technology Holdings, LLC, S&R Foundation, Dr. Ryuji Ueno and Dr. Sachiko Kuno.	Exhibit 10.1 to the Company's Form S-3 filed January 16, 2015

10.2*	Stipulation and License Agreement, dated February 5, 2015, by and among the Company, Sucampo AG, R-Tech Ueno, Ltd. and Par Pharmaceutical, Inc.	Exhibit 10.88 to the Company's Annual Report on Form 10-K (filed May 9, 2015)

10.3*	Manufacturing and Supply Agreement, dated as of February 5, 2015, by and between Sucampo AG and Par Pharmaceutical, Inc.	Exhibit 10.89 to the Company's Annual Report on Form 10-K (filed May 9, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

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