Form 10-Q
period 2015-06-30
Sucampo Pharmaceuticals, Inc.
filed 2015-08-05
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 2, 2015, there were 45,244,412 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$71,343	$71,622
Investments, current	37,153	22,393
Product royalties receivable	16,136	18,576
Accounts receivable, net	8,202	5,338
Deferred tax assets, current	259	476
Deferred charge, current	295	295
Restricted cash, current	213	213
Inventory	308	-
Prepaid expenses and other current assets	2,804	3,411
Total current assets	136,713	122,324

Investments, non-current	16,655	13,540
Property and equipment, net	526	763
Intangible assets, net	141	151
Deferred tax assets, non-current	2,065	571
Deferred charge, non-current	1,548	1,695
Restricted cash, non-current	2,356	2,224
Other assets	253	306
Total assets	$160,257	$141,574

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,910	$4,143
Accrued expenses	8,660	8,467
Deferred revenue, current	1,728	2,051
Collaboration obligation	5,774	6,000
Income tax payable	2,279	1,291
Notes payable, current	8,411	8,240
Other current liabilities	2,079	3,618
Total current liabilities	32,841	33,810

Notes payable, non-current	13,330	17,578
Deferred revenue, non-current	4,801	5,118
Deferred tax liability, non-current	436	820
Other liabilities	2,125	1,936
Total liabilities	53,533	59,262

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2015 and December 31, 2014; 45,179,884 and 44,602,988 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	451	446
Class B common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Additional paid-in capital	92,238	83,646
Accumulated other comprehensive income	14,096	14,265
Treasury stock, at cost; 524,792 shares at June 30, 2015 and December 31, 2014	(2,313)	(2,313)
Retained earnings (accumulated deficit)	2,252	(13,732)
Total stockholders' equity	106,724	82,312
Total liabilities and stockholders' equity	$160,257	$141,574

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Research and development revenue	$2,409	$1,700	$4,754	$3,484
Product royalty revenue	16,136	13,888	31,881	27,389
Product sales revenue	14,511	7,543	25,656	13,855
Co-promotion revenue	-	723	-	1,085
Contract and collaboration revenue	1,828	215	2,073	417
Total revenues	34,884	24,069	64,364	46,230

Costs and expenses:
Costs of goods sold	7,260	3,796	13,370	7,189
Research and development expenses	7,124	4,252	13,917	9,387
General and administrative expenses	8,328	8,197	14,611	15,454
Selling and marketing expenses	592	4,013	1,232	7,660
Total costs and expenses	23,304	20,258	43,130	39,690

Income from operations	11,580	3,811	21,234	6,540
Non-operating income (expense):
Interest income	53	23	93	80
Interest expense	(265)	(392)	(541)	(792)
Other income (expense), net	2,063	(53)	1,860	(376)
Total non-operating income (expense)	1,851	(422)	1,412	(1,088)

Income before income taxes	13,431	3,389	22,646	5,452
Income tax provision	(3,855)	(1,779)	(6,662)	(3,086)
Net income	$9,576	$1,610	$15,984	$2,366

Net income per share:
Basic	$0.21	$0.04	$0.36	$0.05
Diluted	$0.21	$0.04	$0.35	$0.05
Weighted average common shares outstanding:
Basic	44,627	43,640	44,497	43,521
Diluted	46,199	43,640	46,046	43,609

Comprehensive income:
Net income	$9,576	$1,610	$15,984	$2,366
Other comprehensive income (expense):
Unrealized loss on pension benefit obligation	(12)	-	(19)	-
Unrealized gain (loss) on investments, net of tax effect	18	(3)	12	5
Foreign currency translation loss	(337)	(126)	(162)	(245)
Comprehensive income	$9,245	$1,481	$15,815	$2,126

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands of U.S. dollars, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2014	44,602,988	$446	$83,646	$14,265	524,792	$(2,313)	$(13,732)	$82,312
Employee stock option expense	-	-	3,889	-	-	-	-	3,889
Stock issued under exercise of stock options	573,956	5	3,729	-	-	-	-	3,734
Stock issued under employee stock purchase plan	2,940	-	38	-	-	-	-	38
Windfall tax benefit from stock-based compensation	-	-	936	-	-	-	-	936
Unrealized loss on pension benefit obligation	-	-	-	(19)	-	-	-	(19)
Unrealized loss on investments, net of tax effect	-	-	-	12	-	-	-	12
Foreign currency translation	-	-	-	(162)	-	-	-	(162)
Net income	-	-	-	-	-	-	15,984	15,984
Balance at June 30, 2015	45,179,884	$451	$92,238	$14,096	524,792	$(2,313)	$2,252	$106,724

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$15,984	$2,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215	721
Loss on disposal of property and equipment	76	-
Deferred tax provision	(1,662)	(792)
Deferred charge	147	336
Stock-based compensation	3,889	832
Amortization of premiums on investments	76	50
Unrealized currency translations	(214)	320
Shortfall from stock-based compensation	(69)	-
Transfer and assignment of licensing rights	(2,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,755)	652
Unbilled accounts receivable	(111)	(2)
Product royalties receivable	2,440	941
Inventory	(308)	(211)
Prepaid and income taxes receivable and payable, net	988	(1,209)
Accounts payable	(221)	(2,006)
Accrued expenses	255	548
Deferred revenue	(641)	(1)
Collaboration obligation	(226)	-
Accrued interest payable	(16)	(21)
Indirect taxes payable	-	-
Other assets and liabilities, net	(763)	1,571
Net cash provided by operating activities	15,084	4,095
Cash flows from investing activities:
Purchases of investments	(39,775)	(4,515)
Proceeds from the sales of investments	2,398	1,700
Maturities of investments	19,421	4,500
Purchases of property and equipment	(47)	(49)
Transfer and assignment of licensing rights	2,000	-
Net cash provided by (used in) investing activities	(16,003)	1,636
Cash flows from financing activities:
Repayment of notes payable	(4,077)	(3,906)
Proceeds from exercise of stock options	3,734	2,025
Proceeds from employee stock purchase plan	38	13
Proceeds from "at-the-market" stock issuance	-	5,327
Windfall benefit from stock-based compensation	1,005	81
Net cash provided by financing activities	700	3,540
Effect of exchange rates on cash and cash equivalents	(60)	159
Net increase (decrease) in cash and cash equivalents	(279)	9,430
Cash and cash equivalents at beginning of period	71,622	44,102
Cash and cash equivalents at end of period	$71,343	$53,532

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

In the United States (U.S.), AMITIZA® (lubiprostone) is marketed for three gastrointestinal indications under the collaboration and license agreement (as amended in October 2014, the North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, the Company is primarily responsible for clinical development activities while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. In Canada, the Company has filed a New Drug Submission (NDS) for AMITIZA for the CIC and OIC indications and anticipates a decision in the second half of 2015. In October 2014, the Company and Takeda executed amendments (Takeda Amendment) to the North America Takeda Agreement which, among other things, extended the term of the North America Takeda Agreement beyond December 2020. During the extended term, Takeda and the Company will split the annual net sales revenue of the branded AMITIZA products. In addition, the North America Takeda Agreement was amended to terminate the Company’s right to perform commercialization activities with respect to AMITIZA and Takeda’s obligation to reimburse the Company for such commercialization activities.

In Japan, AMITIZA is marketed under a license, commercialization and supply agreement (the Japan Mylan Agreement) that was transferred to Mylan, Inc. (Mylan) from Abbott Laboratories, Inc. (Abbott), as of February 27, 2015, as part of Mylan’s acquisition of a product portfolio from Abbott. Mylan markets AMITIZA in Japan for chronic constipation (CC) excluding constipation caused by organic diseases. AMITIZA is Japan’s only prescription medicine for CC. The Company did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

In the People’s Republic of China, the Company entered into an exclusive license, development, commercialization and supply agreement (the China Gloria Agreement) with Harbin Gloria Pharmaceuticals Co., Ltd. (Gloria), for AMITIZA in May 2015. Gloria is responsible for all development activities and costs, as well as commercialization and regulatory activities, for AMITIZA in the People’s Republic of China. The Company will be the exclusive supplier of AMITIZA to Gloria at an agreed upon supply price and will be eligible for an additional milestone payment upon the occurrence of a regulatory or, alternatively, a commercial milestone event. As a result of this agreement, the Company recognized a payment of $1.0 million from Gloria, which is the first tranche of the $1.5 million upfront payment agreed to as part of the China Gloria Agreement. In June 2015, the China Food and Drug Administration (CFDA) accepted an Investigational New Drug (IND) application for a pivotal study of AMITIZA in patients with CIC. As a result of this acceptance, the Company recognized a payment of $500,000 from Gloria, which is the second tranche of the $1.5 million upfront payment.

In October 2014, the Company entered into an exclusive license, development, commercialization and supply agreement (the Global Takeda License Agreement) for lubiprostone with Takeda, through which Takeda has the exclusive rights to further develop and commercialize AMITIZA in all global markets, except the U.S., Canada, Japan and the People’s Republic of China. In addition, Takeda will become the marketing authorization holder and will be responsible for all commercialization and regulatory activities in the areas covered by the Global License Agreement. In the United Kingdom (U.K.), the Company made AMITIZA available for CIC and in Switzerland, Takeda markets AMITIZA for CIC and OIC. The Company filed for the OIC indication in the U.K., but in March 2014 the Company received notification from the Medicines and Healthcare Products Regulatory Agency (MHRA) that the application for the OIC indication was not approved and the Company subsequently resubmitted the application for OIC for re-review to MHRA. The Company currently awaits MHRA’s decision on the OIC indication. In January 2015, the Company successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in select European countries, resulting in a recommendation for marketing authorization. As a result of that recommendation, Ireland, Belgium, the Netherlands, Luxembourg, Austria, Germany and Italy have approved AMITIZA for CIC, and the Company anticipates receiving approval by Spain in the second half of 2015.

The Company’s clinical development programs include the following:

Lubiprostone Alternate Formulation

The Company is developing an alternate formulation of lubiprostone, both for adult and pediatric patients who are unable to take capsules and for naso-gastric tube fed patients. Takeda is funding 100% of the costs of this alternate formulation work and the Company expects to initiate a phase 3 trial of the alternate formulation of lubiprostone in adults in the second half of 2015.

Lubiprostone for Pediatric Functional Constipation

The phase 3 program required to support an application for marketing approval of lubiprostone for pediatric functional constipation comprises four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013. The second trial is a follow-on, long-term safety extension study which was initiated in March 2014. The Company is also evaluating the timing of the initiation of the additional two trials in its phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years and will require the alternate formulation of lubiprostone as described above.

Cobiprostone for Oral Mucositis (OM)

In the first quarter of 2014, the Company completed its phase 1b trial that evaluated the safety and pharmacokinetics of an orally applied liquid formulation of cobiprostone. In this phase 1b trial, cobiprostone was well-tolerated overall and revealed low systemic exposure. In May 2015, the FDA granted Fast Track Designation for cobiprostone for the prevention of OM. The FDA has also accepted the Company’s IND application to initiate a phase 2 clinical trial of cobiprostone for the prevention of OM in patients suffering with head and neck cancer receiving concurrent radiation and chemotherapy. The Company plans to initiate a phase 2a study in the second half of 2015. The Company had also filed for orphan drug designation in the European Union (E.U.) but in April 2015 withdrew the application as the target population was estimated to be too large for orphan drug status.

Cobiprostone for Non-Erosive Reflux Disease (NERD)/Gastroesophageal Reflux Disease (GERD)

In December of 2014, the Company initiated a phase 2a program for cobiprostone in NERD/GERD in patients who have had a non-satisfactory response to proton pump inhibitors. The study, conducted in Japan, is currently ongoing.

Unoprostone Isopropyl

In March 2015, the Company announced that it would return all licenses for unoprostone isopropyl to R-Tech Ueno, Ltd (R-Tech). These licenses had provided the Company with exclusive development and commercialization rights to unoprostone isopropyl globally except for Japan, the People’s Republic of China, Taiwan and Korea, and covered certain indications including the lowering of intraocular pressure (IOP) in patients with open-angle glaucoma or ocular hypertension, retinitis pigmentosa and geographic atrophy. Effective May 6, 2015, the Company and R-Tech executed a transfer and termination agreement to effectuate the return of the licenses as well as regulatory, commercial and pharmacovigilance information. As a result of this transfer and termination agreement, the Company received a payment of $2.6 million from R-Tech, consisting of $2.0 million for the transfer and assignment of certain rights and assets, and $0.6 million as a reimbursement of an FDA fee.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 9, 2015. The financial information as of June 30, 2015, the three and six months ended June 30, 2015, and the three and six months ended June 30, 2014 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo AG (SAG) based in Zug, Switzerland, through which the Company conducts certain of its worldwide and European operations; Sucampo Pharma, LLC (SPL) based in Osaka, Japan, through which the Company conducts its Asian operations; Sucampo Pharma Americas LLC, (SPA) based in Bethesda, Maryland, through which the Company conducts its North American operations; and Sucampo Pharma Europe, Ltd., (SPE) based in Oxford, United Kingdom. All significant inter-company balances and transactions have been eliminated.

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

2.     Summary of Significant Accounting Policies

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of June 30, 2015 and December 31, 2014, approximately $32.5 million, or 25.4%, and $37.0 million, or 33.6%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the U.S. government or U.S. government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 53.6% and 68.1% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively, and 57.4% and 69.6% for the six months ended June 30, 2015 and 2014, respectively.

Revenues from Mylan (formerly Abbott), an unrelated party, accounted for 41.6% and 30.0% of the Company’s total revenues for the three months ended June 30, 2015 and 2014, respectively, and 39.8% and 28.8% for the six months ended June 30, 2015 and 2014, respectively.

Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 73.7% and 88.5% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at June 30, 2015 and December 31, 2014, respectively.

The Company depends significantly upon collaborations with Takeda and Mylan, and its revenues may be impacted if these relationships are disrupted.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the impact of this guidance.

On July 9, 2015, the FASB voted to defer the effective date of the above mentioned revenue recognition guidance by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016

3.     Net Income per Share

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

The computation of net income per share for the three and six months ended June 30, 2015 and 2014 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014

Net income	$9,576	$1,610	$15,984	$2,366

Basic net income per share:
Weighted average class A common shares outstanding	44,627	43,640	44,497	43,521
Basic net income per share	$0.21	$0.04	$0.36	$0.05

Diluted net income per share:
Weighted average class A common shares outstanding	44,627	43,640	44,497	43,521
Assumed exercise of stock options under the treasury stock method	1,572	-	1,549	88
	46,199	43,640	46,046	43,609
Diluted net income per share	$0.21	$0.04	$0.35	$0.05

The following securities were excluded from the computation of diluted net income per share as their effect would be anti-dilutive for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Employee stock options	1,083	1,169	733	933

4.     Current and Non-Current Investments

At June 30, 2015 and December 31, 2014, current and non-current available-for-sale investments consisted of the following securities:

	June 30, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$7,000	$-	$-	$7,000
Commercial paper	8,489	10	-	8,499
Corporate bonds	13,735	-	(9)	13,726
U.S. government agencies	7,428	-	-	7,428
U.S. treasury bills and notes	500	-	-	500
Total	$37,152	$10	$(9)	$37,153

Non-current:
Certificates of deposit	$5,250	$-	$-	$5,250
U.S. government agencies	11,405	-	-	11,405
Total	$16,655	$-	$-	$16,655

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government securities	$4,203	$1	$-	$4,204
Certificates of deposit	2,500	-	-	2,500
Corporate bonds	4,575	-	(3)	4,572
U.S. commercial paper	11,109	8	-	11,117
Total	$22,387	$9	$(3)	$22,393

Non-current:
U.S. government agencies	$8,047	$-	$(15)	$8,032
Certificates of deposit	5,000	-	-	5,000
Corporate bonds	509	-	(1)	508
Total	$13,556	$-	$(16)	$13,540

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

The Company’s assets measured at fair value on a recurring basis, including cash equivalents, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
June 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$-	$12,250	$-	$12,250
Commercial paper	-	8,499	-	8,499
Corporate bonds	-	13,727	-	13,727
Money market funds	6,185	-	-	6,185
U.S. government agencies	-	18,832	-	18,832
U.S. treasury bills and notes	-	500	-	500
Total assets measured at fair value (a)	$6,185	$53,808	$-	$59,993

(a) includes approximately $6.2 million of cash equivalents

	Fair Value Measurements at Reporting Date Using
December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
U.S. government securities	$-	$14,850	$-	$14,850
U.S. government agencies	-	12,686	-	12,686
U.S. commercial paper	-	15,092	-	15,092
Certificates of deposit	-	8,000	-	8,000
Corporate bonds	-	10,181	-	10,181
Money market funds	3,111	-	-	3,111
Total assets measured at fair value (b)	$3,111	$60,809	$-	$63,920

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

5.     Inventory

As of June 30, 2015, inventory consisted of product held under the Global Takeda License Agreement.

6.     Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Research and development costs	$1,932	$2,409
Commercial supplies	2,152	1,128
Employee compensation	2,130	3,459
Selling and marketing costs	11	163
Legal service fees	605	612
Other accrued expenses	1,830	696
Total	$8,660	$8,467

Other current liabilities consisted of the following at June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Indirect taxes payable	$1,552	$3,075
Other liabilities	527	543
Total	$2,079	$3,618

Indirect taxes payable was $1.6 million as of June 30, 2015 and $3.1 million as of December 31, 2014, a decrease of $1.5 million or 49.5%. The decrease in indirect taxes payable was due to the annual payment of an indirect tax.

7.     Commitments and Contingencies

Operating Leases

The Company leases office space in the United States, Switzerland and Japan under operating leases with terms through 2027.

On May 5, 2015, the Company and Four Irvington Centre Associates, LLC entered into a Lease Agreement for the Company's new corporate headquarters located at 805 King Farm Boulevard in Rockville, Maryland (the Lease). The property subject to the Lease is a 24,244 square foot facility and the Company will be occupying the space for approximately $739,000 in annual rent, subject to annual increases over the term of the Lease, and excluding the Company's pro rata share of certain real property taxes, operating expenses, common area maintenance expenses and allowances for tenant improvements.

The Lease has an initial term of 11 years and 7 months, commencing on December 1, 2015 (the Commencement Date). The Company has the option to extend the Lease for one period of five years, and may terminate the Lease beginning on the seventh anniversary of the Commencement Date, with the payment of certain termination costs. The Lease contains customary provisions allowing the landlord to terminate the Lease if the Company fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company. The Company has the ability to elect to expand the leased premises to include additional space at the new location by written election no later than January 1, 2020.

Total future minimum, non-cancelable lease payments under operating leases, including the new Lease, are as follows:

(In thousands)	June 30, 2015
2015	$661
2016	1,187
2017	531
2018	786
2019	798
Total minimum lease payments	$3,963

Rent expense for all operating leases was approximately $322,000 and $345,000 for the three months ended June 30, 2015 and 2014, respectively, and $655,000 and $696,000 for the six months ended June 30, 2015 and 2014, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organizations to oversee clinical research and development studies on an outsourced basis, and to assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the services or reports are not provided. Total future estimated costs under these agreements as of June 30, 2015 were approximately $7.1 million.

Numab AG Commitment

In September 2011, the Company entered into a Loan Guarantee and Development Agreement (Numab Agreement) with Numab AG (Numab). In the event that Numab defaults under its loan with Zurcher Kantonalbank, the Company’s maximum contingent liability under the Numab Agreement is $2.4 million. As of June 30, 2015, the potential amount of payments in the event of Numab’s default was $2.1 million. At June 30, 2015 the Company had a recorded liability of $1.0 million in collateral callable to meet a potential loan default by Numab.

8.     Related Party Transactions

R-Tech Ueno, Ltd.

The Company recorded the following expenses for the three and six months ended June 30, 2015 and 2014 under all of its agreements with R-Tech, including various exclusive supply agreements with R-Tech related to the supply of lubiprostone and cobiprostone:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Clinical supplies	$6	$65	$37	$166
Other research and development services	84	21	89	31
Commercial supplies	7,036	4,080	13,178	7,626
	$7,126	$4,166	$13,304	$7,823

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Deferred revenue, current	$473	$453
Deferred revenue, non-current	3,907	4,141
	$4,380	$4,594

The Company recognized approximately $335,000 and $104,000 of revenue relating to its agreements with R-Tech for the three months ended June 30, 2015 and 2014, respectively, and $473,000 and $268,000 for the six months ended June 30, 2015 and 2014, respectively. Such revenue was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company recognized a $2.0 million payment from R-Tech for the transfer and assignment of certain rights and assets for the three and six months ended June 30, 2015. Such payment was recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company’s founders, Drs. Ryuji Ueno and Sachiko Kuno, individually or through S&R Technology Holdings, LLC, are no longer controlling stockholders of R-Tech as they completed an underwritten public offering in April 2015 to reduce their ownership in R-Tech to below 50.0%.

Numab AG

Numab is a related party of the Company as a result of the Company hiring as an executive officer an individual who holds an ownership interest in Numab. Under the terms of the Numab Agreement, the Company provided Numab with collateral and serves as guarantor for Numab on a loan from a third party, Zurcher Kantonalbank (see Note 7 above).

9.     Notes Payable

In connection with the Company’s acquisition of SAG in December 2010, the Company issued a subordinated unsecured promissory note to each of the Ueno Trust and the Kuno Trust (the Notes). The interest rate on the Notes beginning June 1, 2015 is 4.42%. Due to changes in LIBOR rates, the Company has estimated the fair value of the notes payable as shown in the table below.

Notes payable at their fair value and carrying value consist of the following as of June 30, 2015 and December 31, 2014:

	Fair Value		Carrying Value
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Promissory notes, Sellers of SAG	$22,241	$26,317	$21,741	$25,818

Notes payable, current			$8,411	$8,240
Notes payable, non-current			13,330	17,578
			$21,741	$25,818

The Company’s debt is subject to the fair value disclosure requirements as discussed in Note 4 above, and is classified as a Level 2 security.

10.      Collaboration Obligation

Under the Global Takeda License Agreement, the Company received an upfront payment from Takeda of $14.0 million in 2014, of which the Company is obligated to reimburse Takeda or fund the first $6.0 million in development expenses. The obligation as of June 30, 2015 totaled $5.8 million.

11.     Collaboration and License Agreements

North America Takeda Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the North America Takeda Agreement for the six months ended June 30, 2015:

(In thousands)	Amount Deferred at December 31, 2014	Cash Received for the Six Months Ended June 30, 2015	Revenue Recognized for the Six Months Ended June 30, 2015	Change in Accounts Receivable for the Six Months Ended June 30, 2015*	Amount Deferred at June 30, 2015
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$882	$-	$73	$-	$809

Research and development revenue:
Reimbursement of research and development expenses	$-	$4,055	$4,732	$1,616	$-

Product royalty revenue	$-	$34,321	$31,881	$(2,440)	$-

*     Includes billed and unbilled accounts receivable.

Global Takeda License Agreement

Product sales to Takeda under the Global Takeda License Agreement for the six months ended June 30, 2015 were approximately $8,000.

Japan Mylan Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the Japan Mylan Agreement for the six months ended June 30, 2015:

(In thousands)	Amount Deferred at December 31, 2014	Cash Received for the Six Months Ended June 30, 2015	Revenue Recognized for the Six Months Ended June 30, 2015	Change in Accounts Receivable for the Six Months Ended June 30, 2015	Foreign Currency Effects for the Six Months Ended June 30, 2015	Amount Deferred at June 30, 2015
Collaboration revenue:

Up-front payment associated with the Company's obligation to participate in joint committees	$453	$-	$17	$-	$(13)	$423

Product sales revenue	$-	$22,930	$25,663	$2,283	$450	$-

China Gloria Agreement

During the three months ended June 30, 2015, the Company recognized as Collaboration Revenue upfront payments of $1.5 million under the China Gloria Agreement.

12.     Stock Option Plans

A summary of the employee stock option activity for the six months ended June 30, 2015 under the Company’s Amended and Restated 2001 Stock Incentive Plan, or the 2001 Stock Incentive Plan, is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	113,900	$10.00
Options exercised	(76,500)	10.00
Options outstanding, June 30, 2015	37,400	10.00	0.84	$240,482
Options exercisable, June 30, 2015	37,400	10.00	0.84	$240,482

A summary of the non-employee stock option activity for the six months ended June 30, 2015 under the Company’s 2001 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	255,000	$5.85
Options exercised	(127,500)	5.85
Options expired	(127,500)	5.85
Options outstanding, June 30, 2015	-	-	-	$-
Options exercisable, June 30, 2015	-	-	-	$-

A summary of the employee stock option activity for the six months ended June 30, 2015 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	4,021,491	$6.93
Options granted	1,174,100	14.88
Options exercised	(369,956)	6.01
Options forfeited	(67,038)	6.47
Options expired	(3,924)	4.09
Options outstanding, June 30, 2015	4,754,673	8.97	8.34	$35,502,531
Options exercisable, June 30, 2015	1,606,732	6.36	6.00	$16,184,760

The weighted average grant date fair value of options granted during the six months ended June 30, 2015 and the year ended December 31, 2014 was $14.88 and $7.68, respectively. As of June 30, 2015, approximately $11.8 million of total unrecognized compensation costs, net of estimated forfeitures related to non-vested awards, are expected to be recognized over a weighted average period of 3.12 years.

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, the Company received $26,607 and $7,839 upon the participants’ purchase of 1,990 and 1,196 shares of class A common stock during the three months ended June 30, 2015 and 2014, respectively, and $38,090 and $13,226 upon the participants’ purchase of 2,940 and 1,989 shares of class A common stock during the six months ended June 30, 2015 and 2014, respectively.

13.     Pension Expense

Pension expenses relate to defined benefit pension plans for employees at SAG, the Company’s subsidiary in Switzerland (the Swiss Plan). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum investment return. The net periodic pension cost for the Swiss Plan included the following components for the six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Service cost	47	48	94	96
Interest cost	7	11	14	22
Expected return on assets	(10)	(8)	(20)	(16)
Amortization of unrecognized net loss	18	4	36	8
Net periodic pension cost	62	55	124	110

14.     Income Taxes

For the three months ended June 30, 2015 and 2014, the Company recorded tax provisions of $3.9 million and $1.8 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded tax provisions of $6.7 million and $3.1 million, respectively. The tax provision for the three and six months ended June 30, 2015 primarily pertained to the mix of pre-tax profits generated by the Company’s U.S., Japanese and Swiss subsidiaries and pre-tax profits generated by the Company’s U.S. and Swiss subsidiaries for the three and six months ended June 30, 2014.

The Company will continue to evaluate its valuation allowance position in each jurisdiction on a regular basis and may be in a position to reverse the valuation allowance on the deferred tax assets of its Swiss subsidiary in 2015. The potential tax benefit of such reversal would be approximately $150,000 if recognized in 2015.

Uncertain Tax Positions

The Company had an outstanding income tax liability of approximately $1.1 million, including interest, for uncertain tax positions as of June 30, 2015. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements. As of June 30, 2015, $263,000 is reflected as other current liabilities and $823,000 is reflected as other liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of June 30, 2015 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the three and six months ended June 30, 2015, the liability for income taxes has increased approximately $199,000 and increased approximately $244,000, respectively. These changes in the liability are primarily related to the filing positions taken in various jurisdictions related to income tax nexus.

15.     Segment Reporting

In the first quarter of 2015, the Company made a number of strategic and operational changes to its business, including re-evaluating and accelerating its pipeline to focus on clinical programs that it believes hold the most promise for patients, the highest likelihood for regulatory approval, and the strongest potential for commercial return. As a result of such changes, the Company combined its reportable geographic segments of Asia, the Americas and Europe into one operating segment: the development and commercialization of pharmaceutical products. This change reflects the manner in which information is now being presented internally and used by the Company’s chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance.

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

We currently generate revenue mainly from product royalties, development, upfront and milestone payments, product sales and reimbursements for clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals and additional indications for our approved products and other compounds and seek strategic opportunities for in-licensing non-prostone clinical candidates.

Our operations are conducted through subsidiaries based in the U.S., Japan and Switzerland. We operate as one segment, which focuses on the development and commercialization of pharmaceutical products.

R-Tech Ueno, Ltd. (R-Tech), a pharmaceutical research, development and manufacturing company in Japan, is responsible for the manufacture and supply of all of our drug products for commercial use and clinical development.

Product Pipeline

The table below summarizes the development status of our prostone-based product candidates of lubiprostone and cobiprostone. The commercialization rights to lubiprostone have been licensed to Takeda on a global basis other than Japan and the People’s Republic of China, to Mylan for Japan, and to Harbin Gloria for the People’s Republic of China. For cobiprostone, we hold all of the commercialization rights globally. Commercialization of each product candidate may be implemented after successful completion of clinical studies and approval from appropriate governmental agencies.

Product/Product Candidate	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed in the U.S.	_____

		Marketed in Switzerland	_____

Marketed in the U.K.
Received mutual recognition procedure (MRP) recommendation for marketing authorization in select E.U. countries and national approvals in Ireland, Germany, Austria, Belgium, Netherlands, Luxembourg and Italy, where product is not yet launched.
Filed with Health Canada.
		IND accepted in China.	Obtain national marketing authorization from Spain. Develop pricing and reimbursement assements, and in parallel create launch plans. Obtain decision from Health Canada. Initiate Chinese CIC study.

	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed in the U.S.	Initiate phase 4 study on higher dosage and with additional male subjects

	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed in the U.S. and Switzerland. In the U.K., the application is under additional review with the MHRA. Filed with Health Canada.	Obtain decision from the U.K. MHRA. Obtain decision from Health Canada.

	Chronic constipation	Marketed in Japan	_____

	Alternate formulation	In non-clinical development	Initiate phase 3 trial

	Pediatric functional constipation (6 years - 17 years)	Pivotal and open label Phase 3 trials ongoing	Complete pivotal and open label phase 3 trials

	Pediatric functional constipation (6 months - 6 years)	Alternate formulation in development	Initiate phase 3 program

Cobiprostone	Oral mucositis	Phase 1b completed	Enroll phase 2a trial

	Non-erosive reflux disease (NERD)/Gastroesophageal Reflux Disease (GERD)	Phase 2a initiated	Complete phase 2a trial

AMITIZA (lubiprostone)

United States and Canada

AMITIZA is marketed in the United States for three gastrointestinal indications under a collaboration and license agreement, or the North America Takeda Agreement, originally entered into in 2004 and as amended, with Takeda Pharmaceutical Company Limited, or Takeda. These indications are chronic idiopathic constipation, or CIC, in adults, irritable bowel syndrome with constipation, or IBS-C, in adult women and opioid-induced constipation, or OIC, in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, we are primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the United States and Canada. In October 2014, we signed an amendment to the North America Takeda Agreement which, among other things, extended the term of the North American Takeda Agreement beyond December 2020. During the extended term, we will split the annual net sales revenue with Takeda on the branded AMITIZA products. In addition, the Takeda Amendment terminates our right to perform commercialization activities with respect to AMITIZA and Takeda’s obligation to reimburse us for such commercialization activities.

In October 2014, we filed a New Drug Submission (NDS) with Health Canada for AMITIZA for the CIC and the OIC indications. If approved, AMITIZA would be marketed by Takeda under the North America Takeda Agreement. We anticipate a decision in the second half of 2015.

Japan

In Japan, AMITIZA is the only prescription medicine for chronic constipation and is marketed under a license, commercialization and supply agreement (Japan Mylan Agreement) originally entered into with Abbott Laboratories, Inc. (Abbott). Abbott marketed AMITIZA in Japan for chronic constipation (CC) excluding constipation caused by organic diseases. On February 27, 2015, Mylan purchased Abbott’s non-U.S. developed markets specialty and branded generics business, as a result of which Mylan acquired the rights to commercialize AMITIZA in Japan. We did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

People’s Republic of China

In May 2015, we entered into an exclusive license, development, commercialization and supply agreement (China Gloria Agreement) with Harbin Gloria Pharmaceuticals Co., Ltd. (Gloria) for AMITIZA in the People’s Republic of China. Under the China Gloria Agreement, Gloria is responsible for all development activities and costs, as well as commercialization and regulatory activities, for AMITIZA in the People’s Republic of China. We will be the exclusive supplier of AMITIZA to Gloria at an agreed upon supply price and will be eligible for an additional milestone payment upon the occurrence of a regulatory or, alternatively, a commercial milestone event. As a result of this agreement, we recognized an upfront payment of $1.0 million from Gloria. In June 2015, the China Food and Drug Administration (CFDA) accepted an Investigational New Drug (IND) application for a pivotal trial of AMITIZA in patients with CIC. As a result of this acceptance, we recognized a milestone payment of $500,000 from Gloria.

Other Global Markets

In October 2014, we entered into an exclusive license, development, commercialization and supply agreement (Global Takeda License Agreement) for lubiprostone with Takeda. Under the Global Takeda License Agreement, Takeda develops and markets AMITIZA globally except in the U.S., Canada, Japan and the People’s Republic of China. We supply Takeda with the clinical and commercial product at a negotiated price.

In January 2015, we successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting in a recommendation for marketing authorization. As a result of that recommendation, Ireland, Belgium, the Netherlands, Luxembourg, Austria, Germany and Italy have approved AMITIZA for CIC and we anticipate receiving approval by Spain in the second half of 2015. Takeda became the marketing authorization holder in Switzerland on April 1, 2015, and is expected to become the marketing authorization holder in the U.K., Belgium, Ireland, Netherlands, Luxembourg, Germany, Italy, Spain and Austria in the first half of 2016.

In March 2014, U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) notified us that the application for approval of the OIC indication for AMITIZA in the U.K. was not approved. Thereafter, we met with the MHRA and have since requested review of the application for OIC to address the concerns of the MHRA. We currently await MHRA’s decision on the OIC indication.

Our Other Clinical Development Programs

Lubiprostone

Alternate Formulation

We are developing an alternate formulation of lubiprostone for both adult and pediatric patients who are unable to tolerate capsules, and for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the cost of this alternate formulation work and we expect to initiate a phase 3 trial of the alternate formulation of lubiprostone in the second half of 2015.

Pediatric Functional Constipation

The phase 3 program required to support an application for marketing approval of lubiprostone for pediatric functional constipation comprises four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013. The second trial is a follow-on, long-term safety extension study which was initiated in March 2014. We are also evaluating the timing of the initiation of the additional two trials in our phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years and will require the alternate formulation of lubiprostone as described above.

Cobiprostone

In the first quarter of 2014, we completed our phase 1b trial that evaluated the safety and pharmacokinetics of an orally applied formulation of cobiprostone. In this phase 1b trial, cobiprostone was well-tolerated overall and revealed low systemic exposure.

Oral Mucositis (OM)

In May 2015, the FDA granted Fast Track Designation for cobiprostone for the prevention of OM. The FDA also accepted our IND application to initiate a phase 2 clinical trial of cobiprostone for the prevention of OM in patients suffering with head and neck cancer while receiving concurrent radiation and chemotherapy. We plan to initiate a phase 2a study in the second half of 2015. We had also filed for orphan drug designation in the E.U., but in April 2015 we withdrew the application as we estimated the target population to be too large for orphan drug status.

Non-Erosive Reflux Disease (NERD)/Gastroesophageal Reflux Disease (GERD)

In December of 2014, we initiated a phase 2a program for cobiprostone in NERD/GERD patients who have had a non-satisfactory response to proton pump inhibitors. The study, conducted in Japan, is currently ongoing.

Unoprostone Isopropyl

In March 2015, we announced that we would return all licenses for unoprostone isopropyl to R-Tech. These licenses had provided us with exclusive development and commercialization rights to unoprostone isopropyl globally except for Japan, the People’s Republic of China, Taiwan and Korea, and covered certain indications including the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension, retinitis pigmentosa and geographic atrophy. Effective May 6, 2015, we and R-Tech executed a transfer and termination agreement to effectuate the return of the licenses as well as regulatory, commercial and pharmacovigilance information. As a result of this transfer and termination agreement, we received a payment of $2.6 million from R-Tech, consisting of $2.0 million for the transfer and assignment of certain rights and assets, and $0.6 million as a reimbursement of an FDA fee.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Revenues

The following table summarizes our revenues for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Research and development revenue	$2,409	$1,700
Product royalty revenue	16,136	13,888
Product sales revenue	14,511	7,543
Co-promotion revenue	-	723
Contract and collaboration revenue	1,828	215
Total	$34,884	$24,069

Total revenues were $34.9 million for the three months ended June 30, 2015 compared to $24.1 million for the three months ended June 30, 2014, an increase of $10.8 million or 44.9%.

Research and development revenue

Research and development revenue was $2.4 million for the three months ended June 30, 2015 compared to $1.7 million for the three months ended June 30, 2014, an increase of $709,000 or 41.7%. The increase was primarily due to an increase in expenses reimbursed by Takeda in relation to the ongoing AMITIZA pediatric clinical trials.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the United States, as reported to us by Takeda. Product royalty revenue was $16.1 million for the three months ended June 30, 2015 compared to $13.9 million for the three months ended June 30, 2014, an increase of $2.2 million or 16.2%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes.

Product sales revenue

Product sales revenue primarily consists of net sales of AMITIZA in Japan under the Japan Mylan Agreement, as well as sales in Switzerland and the U.K. by Takeda under the Global Takeda License Agreement. Total product sales revenue was $14.5 million for the three months ended June 30, 2015 compared to $7.5 million for the three months ended June 30, 2014, an increase of $7.0 million or 92.4%. The increase was primarily due to the increased volume of AMITIZA sales in Japan.

Co-promotion revenue

Co-promotion revenue was $723,000 for the three months ended June 30, 2014. Beginning in 2015, we no longer engage in co-promotion activities and, as a result, we no longer receive any co-promotion reimbursements from Takeda.

Contract and collaboration revenue

Contract and collaboration revenue was $1.8 million for the three months ended June 30, 2015 compared to $215,000 for the three months ended June 30, 2014, an increase of $1.6 million. The increase in contract and collaboration revenue was primarily attributable to the $1.5 million in upfront and milestone payments that were recognized under the China Gloria Agreement described above.

Costs of Goods Sold

Costs of goods sold for the three months ended June 30, 2015 were $7.3 million compared to $3.8 million for the three months ended June 30, 2014, an increase of $3.5 million or 91.3%. The increase was primarily related to increased AMITIZA sales in Japan.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Direct costs:
Lubiprostone	$3,601	$2,309
Cobiprostone	1,640	101
Ion channel activators	-	16
Unoprostone isopropyl	64	160
Other	253	804
	5,558	3,390
Indirect costs	1,566	862
Total	$7,124	$4,252

Total research and development expenses for the three months ended June 30, 2015 were $7.1 million compared to $4.3 million for the three months ended June 30, 2014, an increase of $2.9 million or 67.5%. The increase was primarily due to costs associated with the initiation of phase 2 clinical trials for cobiprostone and an increase in expenses related to the ongoing AMITIZA pediatric clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Salaries, benefits and related costs	$2,710	$2,141
Legal, consulting and other professional expenses	1,892	3,484
Stock option expense	2,114	524
Pharmacovigilance	377	468
Other expenses	1,235	1,580
Total	$8,328	$8,197

General and administrative expenses were $8.3 million for the three months ended June 30, 2015, compared to $8.2 million for the three months ended June 30, 2014, an increase of $131,000 or 1.6%. The increase was primarily due to a $1.6 million increase in stock-based compensation and a $569,000 increase in salaries, benefits and related costs, offset in part by a $1.6 million decrease in legal fees due to settlement of our patent infringement lawsuit against Par Pharmaceutical, et al.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Salaries, benefits and related costs	$215	$674
Consulting and other professional expenses	-	1,652
Samples expense	1	98
Contract fees	2	447
Data purchases	53	234
Promotional materials & programs	62	195
Other expenses	259	713
Total	$592	$4,013

Selling and marketing expenses were $592,000 for the three months ended June 30, 2015, compared to $4.0 million for the three months ended June 30, 2014, a decrease of $3.4 million or 85.2%. The decrease was the result of eliminating our contract sales force in the fourth quarter of 2014.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(In thousands)	2015	2014
Interest income	$53	$23
Interest expense	(265)	(392)
Other income (expense), net	2,063	(53)
Total	$1,851	$(422)

Interest expense was $265,000 for the three months ended June 30, 2015, compared to $392,000 for the three months ended June 30, 2014, a decrease of $127,000 or 32.4%, primarily due to lower principal balances on our outstanding notes payable.

Other income (expense), net was $2.1 million for the three months ended June 30, 2015, compared to ($53,000) for the three months ended June 30, 2014. The change was primarily due to the $2.0 million payment received from R-Tech in May 2015 for the transfer and assignment of certain rights and assets related to the return of all licenses for unoprostone isopropyl.

Income Taxes

We recorded income tax provisions of $3.9 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively. The tax provision for the three months ended June 30, 2015 primarily pertains to the pre-tax income and losses generated by our U.S., Japanese and Swiss subsidiaries. The tax provision for the three months ended June 30, 2014 primarily pertained to the pre-tax income generated by our U.S. and Swiss subsidiaries.

The effective tax rate (ETR) for the second quarter of 2015 was 28.7%, compared to 52.5% in the same period of 2014. The ETR for the quarter was based on a projection of the full year rate. The reduction in the ETR was due to the timing of the allowable deduction of intangible impairment expense from 2014 during 2015, the effect of a change in the treatment of non-U.S. income due to our founding stockholders’ ownership percentage dropping below 50% in April 2015, and increased profitability of our Swiss subsidiary in 2015.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenues

The following table summarizes our revenues for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Research and development revenue	$4,754	$3,484
Product royalty revenue	31,881	27,389
Product sales revenue	25,656	13,855
Co-promotion revenue	-	1,085
Contract and collaboration revenue	2,073	417
Total	$64,364	$46,230

Total revenues were $64.4 million for the six months ended June 30, 2015 compared to $46.2 million for the six months ended June 30, 2014, an increase of $18.1 million or 39.2%.

Research and development revenue

Research and development revenue was $4.8 million for the six months ended June 30, 2015 compared to $3.5 million for the six months ended June 30, 2014, an increase of $1.3 million or 36.5%. The increase was primarily due to an increase in expenses reimbursed by Takeda in relation to the ongoing AMITIZA pediatric trials.

Product royalty revenue

Product royalty revenue was $31.9 million for the six months ended June 30, 2015 compared to $27.4 million for the six months ended June 30, 2014, an increase of $4.5 million or 16.4%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes.

Product sales revenue

Product sales revenue was $25.7 million for the six months ended June 30, 2015 compared to $13.9 million for the six months ended June 30, 2014, an increase of $11.8 million or 85.2%. The increase was primarily due to the increased volume of AMITIZA sales in Japan.

Co-promotion revenue

Co-promotion revenue was $1.1 million for the six months ended June 30, 2014. As described above, beginning in 2015, we no longer receive co-promotion reimbursements from Takeda.

Contract and collaboration revenue

Contract and collaboration revenue was $2.1 million for the six months ended June 30, 2015 compared to $417,000 for the six months ended June 30, 2014, an increase of $1.7 million. The increase in contract and collaboration revenue was primarily attributable to the $1.5 million in upfront payments recognized under the China Gloria Agreement.

Costs of Goods Sold

Costs of goods sold for the six months ended June 30, 2015 were $13.4 million compared to $7.2 million for the six months ended June 30, 2014, an increase of $6.2 million or 86.0%. The increase was primarily due to the increased volume of AMITIZA sales in Japan.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Direct costs:
Lubiprostone	$7,114	$4,743
Cobiprostone	3,172	678
Ion channel activators	5	139
Unoprostone isopropyl	131	435
Other	612	1,679
	11,034	7,674
Indirect costs	2,883	1,713
Total	$13,917	$9,387

Total research and development expenses for the six months ended June 30, 2015 were $13.9 million compared to $9.4 million for the six months ended June 30, 2014, an increase of $4.5 million or 48.3%. The increase was primarily due to costs associated with the initiation of phase 2 clinical trials for cobiprostone and an increase in expenses related to the ongoing AMITIZA pediatric trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Salaries, benefits and related costs	$5,207	$4,033
Legal, consulting and other professional expenses	3,558	6,876
Stock option expense	2,837	697
Pharmacovigilance	564	789
Other expenses	2,445	3,059
Total	$14,611	$15,454

General and administrative expenses were $14.6 million for the six months ended June 30, 2015 compared to $15.5 million for the six months ended June 30, 2014, a decrease of $843,000 or 5.5%. The decrease was primarily due to a $3.3 million decrease in legal fees due to settlement of our patent infringement lawsuit against Par Pharmaceutical, et al., offset in part by a $2.1 million increase in stock option expense and a $1.2 million increase in salaries, benefits and related costs.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Salaries, benefits and related costs	$498	$1,375
Consulting and other professional expenses	73	3,245
Samples expense	4	140
Contract fees	106	798
Data purchases	113	449
Promotional materials & programs	72	482
Other expenses	366	1,171
Total	$1,232	$7,660

Selling and marketing expenses were $1.2 million for the six months ended June 30, 2015 compared to $7.7 million for the six months ended June 30, 2014, a decrease of $6.4 million or 83.9%. The decrease was the result of eliminating our contract sales force in the fourth quarter of 2014.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Interest income	$93	$80
Interest expense	(541)	(792)
Other income (expense), net	1,860	(376)
Total	$1,412	$(1,088)

Interest expense was $541,000 for the six months ended June 30, 2015 compared to $792,000 for the six months ended June 30, 2014, a decrease of $251,000 or 31.7%, primarily due to lower principal balances on our outstanding notes payable.

Other income (expense), net was $1.9 million for the six months ended June 30, 2015 compared to ($376,000) for the six months ended June 30, 2014. The change was primarily due to the $2.0 million payment received from R-Tech in May 2015 as described above.

Income Taxes

We recorded income tax provisions of $6.7 million and $3.1million for the six months ended June 30, 2015 and 2014, respectively. The tax provision for the six months ended June 30, 2015 primarily pertains to the pre-tax income and losses generated by our U.S., Japanese and Swiss subsidiaries. The tax provision for the six months ended June 30, 2014 primarily pertained to the pre-tax income generated by our U.S. and Swiss subsidiaries.

The effective tax rate (ETR) for the six months ended June 30, 2015 was 29.4%, compared to 56.6% in the same period of 2014. The ETR for the year to date was based on a projection of the full year rate. The reduction in the ETR was due to the timing of the allowable deduction of intangible impairment expense from 2014 during 2015, the effect of a change in the treatment of non-U.S. income due to our founding shareholders ownership percentage dropping below 50%, and increased profitability of our Swiss subsidiary in 2015.

Reportable Operating Segments

In the first quarter of 2015, we made a number of strategic and operational changes to our business, including re-evaluating and accelerating our pipeline to focus on clinical programs that we believe hold the most promise for patients, the highest likelihood for regulatory approval, and the strongest potential for commercial return. As a result of these changes, we combined our reportable geographic segments of Asia, the Americas and Europe into one operating segment: the development and commercialization of pharmaceutical products. This change reflects the manner in which information is now being presented internally and used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations principally with cash generated from revenues, cash and cash equivalents on hand, and to a lesser extent, cash generated from the issuance and sale of our securities and through the exercise of employee stock options. Revenues generated from operations principally consist of a combination of upfront payments, milestone and royalty payments, product sales, and research and development expense reimbursements received from Takeda, Mylan and other parties.

Our cash, cash equivalents, restricted cash and investments consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(In thousands)	2015	2014
Cash and cash equivalents	$71,343	$71,622
Investments, current	37,153	22,393
Investments, non-current	16,655	13,540
Restricted cash	2,569	2,437
Total	$127,720	$109,992

Our cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of June 30, 2015 and December 31, 2014, our restricted cash consisted primarily of the collateral pledged in connection with our guarantee of a third party’s loan and a security deposit for an operating lease.

As of June 30, 2015, our current investments consisted of U.S. government securities, certificates of deposit, corporate bonds and commercial paper that mature in one year or less.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash provided by (used in):
Operating activities	$15,084	$4,095
Investing activities	(16,003)	1,636
Financing activities	700	3,540
Effect of exchange rates	(60)	159
Net increase (decrease) in cash and cash equivalents	$(279)	$9,430

Six Months Ended June 30, 2015

Net cash provided by operating activities of $15.1 million for the six months ended June 30, 2015 was primarily due to a net income of $16.0 million plus non-cash stock-based compensation expense of $3.9 million, offset in part by a $2.0 million gain from the transfer and assignment of licensing rights to R-Tech and an increase in deferred tax provision of $1.7 million.

Net cash used in investing activities of $16.0 million for the six months ended June 30, 2015 was primarily due to investment purchases of $39.8 million, offset in part by sales and maturities of investments totaling $21.8 million and proceeds of $2.0 million from the transfer and assignment of licensing rights to R-Tech.

Net cash provided by financing activities of $700,000 for the six months ended June 30, 2015 was primarily due to proceeds from exercised stock options totaling $3.7 million, plus a windfall benefit from stock-based compensation of $1.0 million, offset in part by repayment of notes payable totaling $4.1 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for six months ended June 30, 2015 was a decrease of $60,000.

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

Net cash provided by financing activities of $3.5 million for the six months ended June 30, 2014 represents proceeds from the issuance of Class A common stock through the “at-the-market” program totaling $5.3 million, together with proceeds from the exercise of options totaling $2.0 million, offset in part by repayment of notes payable totaling $3.9 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for six months ended June 30, 2014 was an increase of $159,000.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the on-going development program of AMITIZA in the United States;
•	development efforts in Europe and Asia for lubiprostone;
•	development, marketing and manufacturing activities at SAG;
•	activities to resolve our on-going legal matters described in “Legal Proceedings” below;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	research and development activities for other prostone compounds, including cobiprostone;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies; and
•	the payment of principal and interest under our loan note obligations.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through at-the-market offerings, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At June 30, 2015, based upon our current business plan, we believe we have sufficient liquidity for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended June 30, 2015 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 9, 2015.

Foreign Currency Exchange Rate Risk

We are subject to foreign exchange rate risk for revenues and expenses denominated in foreign currencies. Foreign exchange rate risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point change in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of June 30, 2015.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of June 30, 2015 and December 31, 2014, 25.4% and 33.6%, respectively, of our cash, cash equivalents, restricted cash and investments were issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2015. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, on November 12, 2014, we, R-Tech, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy’s) related to the abbreviated new drug application previously filed by Dr. Reddy’s relating to generic versions of AMITIZA soft gelatin capsule products. On April 30, 2015, the court held an initial scheduling conference to set the timetable for discovery in the case and on May 18, 2015 entered the scheduling order requested by the parties. On June 11, 2015, Dr. Reddy’s submitted its non-infringement and invalidity contentions to the court.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed by us with the SEC on March 9, 2015. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None

(b) None.

Item 6. Exhibits

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	Office Lease Agreement, dated May 5, 2015, by and between the Company and Four Irvington Centre Associates, LLC.	Included herewith

10.2*	License, Development, Commercialization and Supply Agreement for Lubiprostone for People's Republic of China, dated May 5, 2015, by and between Sucampo AG and Harbin Gloria Pharmaceuticals Co., Ltd.	Included herewith

10.3*	Transfer and Termination Agreement, dated as of May 6, 2015, by and between Sucampo AG and R-Tech Ueno Ltd.	Included herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

101.[INS]	XBRL Instance Document	Included herewith

101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

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

Sucampo Pharmaceuticals, Inc.

August 5, 2015	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

August 5, 2015	By:	/s/ ANDREW P. SMITH
Andrew P. Smith
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	Office Lease Agreement, dated May 5, 2015, by and between the Company and Four Irvington Centre Associates, LLC.	Included herewith

10.2*	License, Development, Commercialization and Supply Agreement for Lubiprostone for People's Republic of China, dated May 5, 2015, by and between Sucampo AG and Harbin Gloria Pharmaceuticals Co., Ltd.	Included herewith

10.3*	Transfer and Termination Agreement, dated as of May 6, 2015, by and between Sucampo AG and R-Tech Ueno Ltd.	Included herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

101.[INS]	XBRL Instance Document	Included herewith

101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

* Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

