Form 10-Q
period 2015-09-30
Sucampo Pharmaceuticals, Inc.
filed 2015-11-04
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33609

SUCAMPO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0520478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

805 King Farm Boulevard, Suite 550	20850
Rockville, MD	(Zip Code)
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

As of November 1, 2015, there were 45,316,971 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$91,505	$71,622
Investments, current	38,022	22,393
Product royalties receivable	19,328	18,576
Accounts receivable, net	6,682	5,338
Restricted cash, current	1,927	213
Inventory	296	-
Prepaid expenses and other current assets	3,686	4,182
Total current assets	161,446	122,324

Investments, non-current	5,124	13,540
Property and equipment, net	2,296	763
Intangible assets, net	136	151
Deferred tax assets, non-current	3,136	571
Deferred charge, non-current	1,474	1,695
Restricted cash, non-current	-	2,224
Other assets	160	306
Total assets	$173,772	$141,574

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,936	$4,143
Accrued expenses	10,151	8,467
Deferred revenue, current	1,152	2,051
Collaboration obligation	5,552	6,000
Income tax payable	691	1,291
Notes payable, current	8,411	8,240
Other current liabilities	2,581	3,618
Total current liabilities	33,474	33,810

Notes payable, non-current	13,330	17,578
Deferred revenue, non-current	4,586	5,118
Deferred tax liability, non-current	210	820
Other liabilities	4,384	1,936
Total liabilities	55,984	59,262

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at September 30, 2015 and December 31, 2014; 45,312,051 and 44,602,988 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	453	446
Class B common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Additional paid-in capital	95,749	83,646
Accumulated other comprehensive income	14,411	14,265
Treasury stock, at cost; 524,792 shares at September 30, 2015 and December 31, 2014	(2,313)	(2,313)
Retained earnings (accumulated deficit)	9,488	(13,732)
Total stockholders' equity	117,788	82,312
Total liabilities and stockholders' equity	$173,772	$141,574

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Research and development revenue	$2,714	$1,797	$7,468	$5,281
Product royalty revenue	19,328	16,811	51,209	44,200
Product sales revenue	11,022	11,717	36,678	25,572
Co-promotion revenue	-	936	-	2,021
Contract and collaboration revenue	384	202	2,457	619
Total revenues	33,448	31,463	97,812	77,693

Costs and expenses:
Costs of goods sold	5,286	4,974	18,656	12,163
Intangible assets impairment	-	5,631	-	5,631
Research and development expenses	8,368	5,297	22,285	14,684
General and administrative expenses	7,752	8,117	22,363	23,571
Selling and marketing expenses	385	3,801	1,617	11,461
Total costs and expenses	21,791	27,820	64,921	67,510

Income from operations	11,657	3,643	32,891	10,183
Non-operating income (expense):
Interest income	62	26	155	106
Interest expense	(243)	(384)	(784)	(1,176)
Other income, net	87	519	1,947	143
Total non-operating income (expense), net	(94)	161	1,318	(927)

Income before income taxes	11,563	3,804	34,209	9,256
Income tax provision	(4,327)	(2,324)	(10,989)	(5,410)
Net income	$7,236	$1,480	$23,220	$3,846

Net income per share:
Basic	$0.16	$0.03	$0.52	$0.09
Diluted	$0.16	$0.03	$0.51	$0.09
Weighted average common shares outstanding:
Basic	44,731	43,796	44,576	43,613
Diluted	46,309	43,796	45,939	43,613

Comprehensive income:
Net income	$7,236	$1,480	$23,220	$3,846
Other comprehensive income (loss):
Unrealized gain on pension benefit obligation	57	-	38	-
Unrealized gain (loss) on investments, net of tax effect	(6)	(5)	6	-
Foreign currency translation income	264	287	102	42
Comprehensive income	$7,551	$1,762	$23,366	$3,888

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands of U.S. dollars, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Shares	Amount	Deficit)	Equity
Balance at December 31, 2014	44,602,988	$446	$83,646	$14,265	524,792	$(2,313)	$(13,732)	$82,312
Stock-based compensation	-	-	5,607	-	-	-	-	5,607
Stock issued under exercise of stock options	703,621	7	4,822	-	-	-	-	4,829
Stock issued under employee stock purchase plan	5,442	-	74	-	-	-	-	74
Windfall tax benefit from stock-based compensation	-	-	1,600	-	-	-	-	1,600
Unrealized gain on pension benefit obligation	-	-	-	38	-	-	-	38
Unrealized gain on investments, net of tax effect	-	-	-	6	-	-	-	6
Foreign currency translation income	-	-	-	102	-	-	-	102
Net income	-	-	-	-	-	-	23,220	23,220
Balance at September 30, 2015	45,312,051	$453	$95,749	$14,411	524,792	$(2,313)	$9,488	$117,788

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$23,220	$3,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433	984
Intangible assets impairment	-	5,631
Loss on disposal of property and equipment	77	-
Deferred tax provision (benefit)	(2,828)	48
Deferred charge	221	2,576
Stock-based compensation	5,607	1,379
Amortization of premiums on investments	121	69
Unrealized currency translation losses (gains)	2	(301)
Transfer and assignment of licensing rights	(2,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(911)	(3,047)
Unbilled accounts receivable	(436)	(2)
Product royalties receivable	(752)	(1,982)
Inventory	(296)	74
Prepaid and income taxes receivable and payable, net	(600)	(4,091)
Accounts payable	785	(1,682)
Accrued expenses	1,672	1,501
Deferred revenue	(1,399)	18
Collaboration obligation	(448)	-
Accrued interest payable	227	304
Other assets and liabilities, net	1,510	2,207
Net cash provided by operating activities	24,205	7,532
Cash flows from investing activities:
Purchases of investments	(39,775)	(12,224)
Proceeds from the sales of investments	2,398	1,700
Maturities of investments	30,054	11,750
Purchases of property and equipment	(2,023)	(62)
Transfer and assignment of licensing rights	2,000	-
Changes in restricted cash	548	-
Net cash (used in) provided by investing activities	(6,798)	1,164
Cash flows from financing activities:
Repayment of notes payable	(4,077)	(3,905)
Proceeds from exercise of stock options	4,829	2,167
Proceeds from employee stock purchase plan	74	23
Proceeds from "at-the-market" stock issuance	-	5,327
Windfall benefit from stock-based compensation	1,600	(97)
Net cash provided by financing activities	2,426	3,515
Effect of exchange rates on cash and cash equivalents	50	(226)
Net increase in cash and cash equivalents	19,883	11,985
Cash and cash equivalents at beginning of period	71,622	44,102
Cash and cash equivalents at end of period	$91,505	$56,087

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc. (the Company) is a global biopharmaceutical company focused on innovative research and development of proprietary drugs to treat gastrointestinal and oncology-based inflammatory disorders.

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

In the United States (U.S.), AMITIZA® (lubiprostone) is marketed for three gastrointestinal indications under the collaboration and license agreement (as amended in October 2014, the North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, the Company is primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce the minimum annual commercial investment when a generic equivalent enters the market. In October 2015, Health Canada approved AMITIZA for CIC in adults. In October 2014, the Company and Takeda executed amendments (Takeda Amendment) to the North America Takeda Agreement which, among other things, extended the term of the North America Takeda Agreement beyond December 2020. During the extended term, Takeda and the Company will split the annual net sales revenue of the branded AMITIZA products. In addition, the North America Takeda Agreement was amended to terminate the Company’s right to perform commercialization activities with respect to AMITIZA and Takeda’s obligation to reimburse the Company for such commercialization activities.

In Japan, AMITIZA is marketed under a license, commercialization and supply agreement (the Japan Mylan Agreement) that was transferred to Mylan, Inc. (Mylan) from Abbott Laboratories, Inc. (Abbott), as of February 2015, as part of Mylan’s acquisition of a product portfolio from Abbott. Mylan markets AMITIZA in Japan for chronic constipation (CC) excluding constipation caused by organic diseases. AMITIZA is Japan’s only prescription medicine for CC. The Company did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

In the People’s Republic of China, the Company entered into an exclusive license, development, commercialization and supply agreement (the China Gloria Agreement) with Harbin Gloria Pharmaceuticals Co., Ltd. (Gloria), for AMITIZA in May 2015. Under the China Gloria Agreement, Gloria is responsible for all development activities and costs, as well as commercialization and regulatory activities, for AMITIZA in the People’s Republic of China. The Company will be the exclusive supplier of AMITIZA to Gloria at an agreed upon supply price. Upon entering into the China Gloria Agreement, the Company received an upfront payment of $1.0 million. In June 2015, the China Food and Drug Administration accepted an Investigational New Drug (IND) application for a pivotal trial of AMITIZA in patients with CIC; as a result the Company received an additional payment of $500,000 from Gloria. In addition to the $1.5 million in payments received and recognized as revenue through June 2015, the Company is eligible to receive an additional payment in the amount of $1.5 million upon the occurrence of a specified regulatory or commercial milestone event.

In October 2014, the Company entered into an exclusive license, development, commercialization and supply agreement (the Global Takeda License Agreement) for lubiprostone with Takeda, through which Takeda has the exclusive rights to further develop and commercialize AMITIZA in all global markets, except the U.S., Canada, Japan and the People’s Republic of China. Takeda became the marketing authorization holder in Switzerland in April 2015 and is expected to become the marketing authorization holder in the United Kingdom (U.K.), Austria, Belgium, Germany, Italy, Ireland, Luxembourg, the Netherlands and Spain in the first half of 2016. Takeda will be responsible for all commercialization and regulatory activities in these areas covered by the Global Takeda License Agreement. Takeda currently markets AMITIZA for CIC and OIC in Switzerland, and for CIC in the U.K. The Company filed for the OIC indication in the U.K., but in March 2014 the Company received notification from the Medicines and Healthcare Products Regulatory Agency (MHRA) that the application for the OIC indication was not approved and the Company subsequently resubmitted the application for OIC for re-review to the MHRA. The Company currently is awaiting the MHRA’s decision on the OIC indication. In January 2015, the Company successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, the Netherlands and Spain, resulting in marketing authorization approvals.

In June 2015, the Company and Takeda filed a clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia and, in October 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico. The Company expects to initiate phase 3 registration trials in Russia and Mexico in the first half of 2016.

The Company’s clinical development programs include the following:

Lubiprostone Alternate Formulation

The Company is developing an alternate formulation of lubiprostone, both for adult and pediatric patients who are unable to take capsules and for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the costs, up to a cap, of this alternate formulation work and the Company expects to initiate a phase 3 trial of the alternate formulation of lubiprostone in adults in the second half of 2016.

Lubiprostone for Pediatric Functional Constipation

The phase 3 program required to support an application for marketing approval of lubiprostone for pediatric functional constipation comprises four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. Following the successful completion of the phase 3 trial for the alternative formulation of lubiprostone, as described above, the Company is also planning to initiate two additional trials in its phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years testing the alternative formulation. Takeda has agreed to fund 70% of the costs, up to a cap, of this pediatric functional constipation program.

Cobiprostone for Oral Mucositis (OM)

In September 2015, the Company initiated a phase 2a clinical trial of cobiprostone oral spray for the prevention of OM in patients suffering from head and neck cancer receiving concurrent radiation and chemotherapy. In May 2015, the FDA granted Fast Track Designation for cobiprostone for the prevention of OM.

Cobiprostone for Proton Pump Inhibitor-Refractory Non-Erosive Reflux Disease (NERD)/symptomatic Gastroesophageal Reflux Disease (sGERD)

In December 2014, the Company initiated a phase 2a program for cobiprostone in NERD/sGERD in patients who have had a non-satisfactory response to proton pump inhibitors. The trial, being conducted in Japan, is currently ongoing.

Unoprostone Isopropyl

In March 2015, the Company announced that it would return all licenses for unoprostone isopropyl to R-Tech Ueno, Ltd. (R-Tech). These licenses had provided the Company with exclusive development and commercialization rights to unoprostone isopropyl globally except for Japan, the People’s Republic of China, Taiwan and Korea, and covered certain indications including the lowering of intraocular pressure (IOP) in patients with open-angle glaucoma or ocular hypertension, retinitis pigmentosa and geographic atrophy. Effective May 6, 2015, the Company and R-Tech executed a transfer and termination agreement to effectuate the return of the licenses as well as regulatory, commercial and pharmacovigilance information. As a result of this transfer and termination agreement, the Company received a payment of $2.6 million from R-Tech, consisting of $2.0 million for the transfer and assignment of certain rights and assets, and $0.6 million as a reimbursement of an FDA fee.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 9, 2015. The financial information as of September 30, 2015, the three and nine months ended September 30, 2015, and the three and nine months ended September 30, 2014 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo AG (SAG) based in Zug, Switzerland, through which the Company conducts certain of its worldwide and European operations; Sucampo Pharma, LLC (SPL) based in Osaka, Japan, through which the Company conducts its Asian operations; Sucampo Pharma Americas LLC (SPA), based in Rockville, Maryland, through which the Company conducts its North American operations; and Sucampo Pharma Europe, Ltd. (SPE), based in Oxford, United Kingdom. All significant inter-company balances and transactions have been eliminated.

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

2.	Summary of Significant Accounting Policies

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of September 30, 2015 and December 31, 2014, approximately $30.6 million, or 22.4%, and $37.0 million, or 33.6%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the U.S. government or U.S. government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 66.3% and 62.4% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively, and 60.4% and 66.7% for the nine months ended September 30, 2015 and 2014, respectively.

Revenues from Mylan (formerly Abbott), an unrelated party, accounted for 30.8% and 36.2% of the Company’s total revenues for the three months ended September 30, 2015 and 2014, respectively, and 36.7% and 31.8% for the nine months ended September 30, 2015 and 2014, respectively.

Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 84.1% and 88.5% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at September 30, 2015 and December 31, 2014, respectively.

The Company depends significantly upon collaborations with Takeda and Mylan, and its revenues may be impacted if these relationships are disrupted.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable and accrued expenses. The carrying amounts of the notes payable at September 30, 2015 and December 31, 2014 were less than the estimated fair values (see Note 10.) The carrying amounts of the collaboration obligation at September 30, 2015 and December 31, 2014 approximated the fair values. The Company’s debt and collaboration obligation are subject to the fair value disclosure requirements as discussed in Note 5 below, and are classified as Level 2 and Level 3 financial instrument, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance was originally scheduled to be effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, but in July 2015 the FASB voted to defer the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the impact of this guidance on its results of operations, financial position and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03).  ASU 2015-03 specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 will have no effect on the Company’s results of operations or liquidity.

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

The computation of net income per share for the three and nine months ended September 30, 2015 and 2014 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014

Net income	$7,236	$1,480	$23,220	$3,846

Basic net income per share:
Weighted average class A common shares outstanding	44,731	43,796	44,576	43,613
Basic net income per share	$0.16	$0.03	$0.52	$0.09

Diluted net income per share:
Weighted average class A common shares outstanding	44,731	43,796	44,576	43,613
Assumed exercise of stock options under the treasury stock method	1,578	-	1,363	-
Weighted average dilutive shares outstanding	46,309	43,796	45,939	43,613
Diluted net income per share	$0.16	$0.03	$0.51	$0.09

The following securities were excluded from the computation of diluted net income per share as their effect would be anti-dilutive for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Employee stock options	273	1,759	884	438

4.	Current and Non-Current Investments

At September 30, 2015 and December 31, 2014, current and non-current available-for-sale investments consisted of the following securities:

	September 30, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$8,250	$-	$-	$8,250
Corporate bonds	6,264	-	-	6,264
U.S. commercial paper	7,246	4	-	7,250
U.S. government agencies	14,735	-	-	14,735
U.S. treasury bills and notes	1,523	-	-	1,523
Total	$38,018	$4	$-	$38,022

Non-current:
Certificates of deposit	$2,750	$-	$-	$2,750
U.S. government agencies	2,374	-	-	2,374
Total	$5,124	$-	$-	$5,124

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Certificates of deposit	$2,500	$-	$-	$2,500
Corporate bonds	4,575	-	(3)	4,572
U.S. commercial paper	11,109	8	-	11,117
U.S. government securities	4,203	1	-	4,204
Total	$22,387	$9	$(3)	$22,393

Non-current:
Certificates of deposit	$5,000	$-	$-	$5,000
Corporate bonds	509	-	(1)	508
U.S. government agencies	8,047	-	(15)	8,032
Total	$13,556	$-	$(16)	$13,540

5.	Fair Value Measurements

The Company performs fair value measurements in accordance with the FASB’s guidance for fair value measurements and disclosures, which defines fair value as the exchange price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company classifies its financial instruments into the following categories based on the three levels of inputs used to measure fair value:

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

The carrying amounts of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable, accrued expenses, debt and the collaboration obligation, which are subject to the fair value disclosure requirements discussed above.

The Company’s financial instruments measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, are as follows:

	Fair Value Measurements at Reporting Date Using
September 30, 2015 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Certificates of deposit	$-	$11,000	$-	$11,000
Corporate bonds	-	6,534	-	6,534
Money market funds	518	-	-	518
U.S. commercial paper	-	8,250	-	8,250
U.S. government agencies	-	17,109	-	17,109
U.S. treasury bills and notes	-	1,524	-	1,524
Total assets measured at fair value (a)	$518	$44,417	$-	$44,935
(a) includes approximately $1.8 million of cash equivalents

Notes payable	$-	$22,241	$-	$22,241

	Fair Value Measurements at Reporting Date Using
December 31, 2014 (In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Certificates of deposit	$-	$8,000	$-	$8,000
Corporate bonds	-	10,181	-	10,181
Money market funds	3,111	-	-	3,111
U.S. commercial paper	-	15,092	-	15,092
U.S. government agencies	-	12,686	-	12,686
U.S. government securities	-	14,850	-	14,850
Total assets measured at fair value (b)	$3,111	$60,809	$-	$63,920
(b) includes approximately $28.0 million of cash equivalents

Notes payable	$-	$26,317	$-	$26,317

In determining fair value for Level 2 instruments, we apply a market approach using quoted active market prices relevant to the particular instrument under valuation, giving consideration to the credit risk of both the respective counterparty to the contract and the Company. To determine our credit risk we estimated our credit rating by benchmarking the price of outstanding debt to publicly available comparable data from rated companies. Using the estimated rating, our credit risk was quantified by reference to publicly traded debt with a corresponding rating. The estimated fair value of the Company’s notes payable, including the current portion, have been calculated for the Company by a third party based upon rates and terms for similar instruments and are classified as Level 2 within the fair value hierarchy.

6.	Inventory

As of September 30, 2015, finished goods inventory consisted of product held under the Global Takeda License Agreement.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Research and development costs	$3,968	$2,409
Commercial supplies	-	1,128
Employee compensation	3,073	3,459
Selling and marketing costs	41	163
Legal service fees	1,426	612
Other accrued expenses	1,643	696
Total	$10,151	$8,467

Other current liabilities consisted of the following as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Indirect taxes payable	$1,963	$3,075
Other liabilities	618	543
Total	$2,581	$3,618

8.	Commitments and Contingencies

Operating Leases

The Company leases office space in the U.S., Switzerland and Japan under operating leases with terms through 2027.

Total future minimum, non-cancelable lease payments under operating leases are as follows:

(In thousands)	September 30, 2015
2015	$327
2016	1,191
2017	586
2018	889
2019	906
Total minimum lease payments	$3,899

Rent expense for all operating leases was approximately $482,000 and $343,000 for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party contract research organizations to oversee clinical research and development studies on an outsourced basis, and to assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the services or reports are not provided. Total future estimated costs under these agreements as of September 30, 2015 were approximately $5.6 million.

Numab AG Commitment

In September 2011, the Company entered into a Loan Guarantee and Development Agreement (Numab Agreement) with Numab AG (Numab), which extends through September, 2016, to guarantee Numab’s loan with Zurcher Kantonalbank. The Company’s maximum liability under the Numab Agreement is CHF 2.2 million or approximately $2.3 million. As of September 30, 2015, Numab’s outstanding loan balance was CHF 1.5 million or approximately $1.5 million. As of September 30, 2015 and December 31, 2014, the Company had a recorded guarantee liability of $206,000 and $1.0 million, respectively, related to the Numab Agreement.

9. Related Party Transactions

Supply Agreements with R-Tech Ueno, Ltd.

The Company recorded the following expenses for the three and nine months ended September 30, 2015 and 2014 under all of its agreements with R-Tech, including various exclusive supply agreements with R-Tech related to the supply of lubiprostone and cobiprostone:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Clinical supplies	$106	$88	$143	$254
Other research and development services	258	139	347	170
Commercial supplies	4,860	4,507	18,038	12,133
	$5,224	$4,734	$18,528	$12,557

The following table summarizes the amounts included in deferred revenue resulting from the deferral of upfront payments relating to the exclusive supply agreements with R-Tech as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Deferred revenue, current	$613	$453
Deferred revenue, non-current	3,566	4,141
Total deferred revenue, R-Tech	$4,179	$4,594

The Company recognized approximately $356,000 and $160,000 of revenue relating to its agreements with R-Tech for the three months ended September 30, 2015 and 2014, respectively, and $829,000 and $369,000 for the nine months ended September 30, 2015 and 2014, respectively. Such revenue was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company recognized a $2.0 million payment from R-Tech for the transfer and assignment of certain rights and assets for the nine months ended September 30, 2015. Such payment was recorded in other income, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company’s founders, Drs. Ryuji Ueno and Sachiko Kuno, individually or through S&R Technology Holdings, LLC, are no longer controlling stockholders of R-Tech as they completed an underwritten public offering in April 2015 to reduce their ownership in R-Tech to below 50.0%.

Acquisition of R-Tech Ueno, including Stock Purchase Agreement with Founders

On August 26, 2015, the Company entered into a share purchase agreement with Drs. Ryuji Ueno and Sachiko Kuno and S&R Technology Holdings, LLC, to acquire 44% of outstanding R-Tech shares. The total purchase price for these shares was 1,400 Japanese Yen (JPY) per share, or 12 billion JPY in the aggregate, or approximately $100 million.

In August 2015, the Company launched, through its wholly-owned Japanese subsidiary (the Offeror), an all-cash tender offer in Japan to acquire the remaining 56% of the outstanding shares and stock acquisition rights of R-Tech for a total consideration of up to 21 billion JPY, or approximately $175 million. The price offered in the tender offer reflected that R-Tech held approximately $57 million in cash and 2.5 million shares of the Company’s common stock as of the commencement of the tender offer. In connection with the Tender Offer, on August 26, 2015, the Company entered into a Strategic Alliance Agreement (the Alliance Agreement) by and among the Company, the Offeror, and R-Tech. The Alliance Agreement sets forth the conditions to the obligation of the Offeror to commence the Tender Offer and includes a number of covenants on behalf of R-Tech related to the support of the Tender Offer and the conduct of R-Tech’s business during the tender offer and squeeze-out periods. In addition to the foregoing, the Alliance Agreement contains customary representations, warranties and covenants made by the Offeror and R-Tech. The Offeror or R-Tech are permitted in limited circumstances to terminate the Alliance Agreement upon a breach of the agreement by the other party.

On October 20, 2015, the transactions contemplated by the share purchase agreement were completed, and the tender offer was concluded. As a result of these transactions, the Company acquired approximately 98% of R-Tech’s outstanding shares. The Company intends to acquire the remaining 2% of outstanding shares of R-Tech through a squeeze-out process under Japanese law in the fourth quarter of 2015.

Numab AG

Numab is a related party of the Company as a result of the Company hiring as an executive officer an individual who holds an ownership interest in Numab. Under the terms of the Numab Agreement, the Company provided Numab with collateral and serves as guarantor for Numab on a loan from a third party, Zurcher Kantonalbank (see Note 8 above).

10.	Notes Payable

In connection with the Company’s acquisition of SAG in December 2010, the Company issued a subordinated unsecured promissory note to each of the Ueno Trust and the Kuno Trust (the Notes). Effective June 1, 2015, the interest rate on the Notes is 4.42%. Due to changes in LIBOR rates, the Company has estimated the fair value of the notes payable as shown in the table below.

Notes payable at their fair value (see Note 5) and carrying value consist of the following as of September 30, 2015 and December 31, 2014:

	Fair Value		Carrying Value
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Promissory notes, Sellers of SAG	$22,241	$26,317	$21,741	$25,818

Notes payable, current			$8,411	$8,240
Notes payable, non-current			13,330	17,578
			$21,741	$25,818

As described in Note 17, subsequent to September 30, 2015, the Company entered into a credit facility and incurred additional indebtedness.

11.	Collaboration Obligation

Under the Global Takeda License Agreement, the Company received an upfront payment from Takeda of $14.0 million in 2014, of which the Company is obligated to reimburse Takeda or fund the first $6.0 million in development expenses. The obligation as of September 30, 2015 and December 31, 2014 was $5.6 million and $6.0 million, respectively.

12.	Collaboration and License Agreements

North America Takeda Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the North America Takeda Agreement for the nine months ended September 30, 2015:

(In thousands)	Amount Deferred at December 31, 2014	Cash Received for the Nine Months Ended September 30, 2015	Revenue Recognized for the Nine Months Ended September 30, 2015	Change in Accounts Receivable for the Nine Months Ended September 30, 2015*	Amount Deferred at September 30, 2015
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$882	$-	$110	$-	$772

Research and development revenue:
Reimbursement of research and development expenses	$-	$5,112	$7,468	$2,356	$-

Product royalty revenue	$-	$50,457	$51,209	$752	$-

*	Includes billed and unbilled accounts receivable.

Global Takeda License Agreement

Product sales to Takeda under the Global Takeda License Agreement for the nine months ended September 30, 2015 were approximately $8,000.

Japan Mylan Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the Japan Mylan Agreement for the nine months ended September 30, 2015:

(In thousands)	Amount Deferred at December 31, 2014	Cash Received for the Nine Months Ended September 30, 2015	Revenue Recognized for the Nine Months Ended September 30, 2015	Change in Accounts Receivable for the Nine Months Ended September 30, 2015	Foreign Currency Effects for the Nine Months Ended September 30, 2015	Amount Deferred at September 30, 2015
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$453	$-	$26	$-	$3	$430

Product sales revenue	$-	$33,948	$35,929	$1,573	$408	$-

China Gloria Agreement

During the nine months ended September 30, 2015, the Company recognized as Collaboration Revenue upfront payments of $1.5 million under the China Gloria Agreement.

13.	Stock Option Plans

A summary of the employee stock option activity for the nine months ended September 30, 2015 under the Company’s Amended and Restated 2001 Stock Incentive Plan (the 2001 Stock Incentive Plan) is presented below:

2001 Incentive Plan - Employees	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	113,900	$10.00	0.93	$487,492
Options exercised	(76,500)	10.00
Options outstanding, September 30, 2015	37,400	10.00	0.59	369,138
Options exercisable, September 30, 2015	37,400	10.00	0.59	369,138
Expected to vest, September 30, 2015	-	-	-	-
Outstanding vested and expected to vest, September 30, 2015	37,400	10.00	0.59	369,138

A summary of the non-employee stock option activity for the nine months ended September 30, 2015 under the 2001 Stock Incentive Plan is presented below:

2001 Incentive Plan - Non-employees	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	255,000	$5.85	0.25	$2,149,650
Options exercised	(127,500)	5.85
Options expired	(127,500)	5.85
Options outstanding, September 30, 2015	-	-	-	-
Options exercisable, September 30, 2015	-	-	-	-
Expected to vest, September 30, 2015	-	-	-	-
Outstanding vested and expected to vest, September 30, 2015	-	-	-	-

A summary of the employee stock option activity for the nine months ended September 30, 2015 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

2006 Incentive Plan	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	4,021,491	$6.93	8.57	$29,560,979
Options granted	1,264,534	15.03
Options exercised	(499,621)	6.64
Options forfeited	(129,254)	9.23
Options expired	(3,924)	4.09
Options outstanding, September 30, 2015	4,653,226	9.09	8.27	50,303,366
Options exercisable, September 30, 2015	1,581,088	6.40	6.27	21,298,514
Expected to vest, September 30, 2015	2,119,232	10.44	9.32	20,054,657
Outstanding vested and expected to vest, September 30, 2015	3,701,108	8.71	8.01	41,365,353

The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 and the year ended December 31, 2014 was $15.03 and $7.68, respectively. As of September 30, 2015, approximately $11.3 million of total unrecognized compensation costs, net of estimated forfeitures related to non-vested awards, are expected to be recognized over a weighted average period of 2.94 years.

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, the Company received $36,324 and $9,670 upon the participants’ purchase of 2,502 and 1,566 shares of class A common stock during the three months ended September 30, 2015 and 2014, respectively, and $74,414 and $22,896 upon the participants’ purchase of 5,442 and 3,555 shares of class A common stock during the nine months ended September 30, 2015 and 2014, respectively.

14.	Pension Expense

Pension expenses relate to defined benefit pension plans for employees at SAG, the Company’s subsidiary in Switzerland (the Swiss Plan). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum investment return. The net periodic pension cost for the Swiss Plan included the following components for the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$41	$48	$135	$144
Interest cost	7	11	21	33
Expected return on assets	(10)	(8)	(30)	(24)
Amortization of unrecognized net loss	18	4	54	12
Net periodic pension cost	$56	$55	$180	$165

15.	Income Taxes

For the three months ended September 30, 2015 and 2014, the Company recorded tax provisions of $4.3 million and $2.3 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded tax provisions of $10.9 million and $5.4 million, respectively. The tax provision for the three and nine months ended September 30, 2015 primarily pertained to the mix of pre-tax income generated by the Company’s U.S., Japanese and Swiss subsidiaries and pre-tax income and losses generated by the Company’s U.S., Japanese and Swiss subsidiaries for the three and nine months ended September 30, 2014.

Uncertain Tax Positions

The Company had an outstanding income tax liability of approximately $1.5 million, including interest, for uncertain tax positions as of September 30, 2015. The amount represented the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Condensed Consolidated Financial Statements. As of September 30, 2015, $1.5 million is reflected as other liabilities in the accompanying Condensed Consolidated Balance Sheets. The liability for uncertain tax positions as of September 30, 2015 mainly pertained to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes. During the three and nine months ended September 30, 2015, the liability for income taxes increased by approximately $424,000 and increased approximately $668,000, respectively. These changes in the liability are primarily related to the filing positions taken in various jurisdictions related to income tax nexus.

16.	Segment Reporting

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

17.	Subsequent Events

As described in Note 9, subsequent to September 30, 2015, the Company acquired substantially all of the outstanding shares of R-Tech through a private share purchase and a concurrent tender offer. The Company paid approximately $275 million in these transactions. The Company will record the transaction under the acquisition method of accounting, such that the assets and liabilities of R-Tech will be recorded as of October 20, 2015 at their respective fair values and combined with those of the Company. As of the date of this filing, the valuation of the assets and liabilities of R-Tech is not complete. The Company expects this valuation to be finalized before the end of the first quarter of 2016. Related transaction costs incurred through September 30, 2015 are estimated to be approximately $1.1 million.

On October 16, 2015, the Company entered into a Credit Agreement (Credit Facility). The Credit Facility provides for term loans in the aggregate principal amount of $250 million (Term Loans) and allows for the incurrence of incremental loans in an amount up to $25 million on the terms and subject to the conditions set forth in the Credit Facility. The Term Loans bear interest, at the Company’s option, at either the Adjusted Eurodollar Rate (as defined in the Credit Facility) plus 7.25% or the Adjusted Base Rate (as defined in the Credit Facility) plus 6.25%. The Adjusted Eurodollar Rate is subject to a 1.00% floor and the Adjusted Base Rate is subject to a 2.00% floor. The Company must repay the Term Loans in installments of $6.25 million on the last business day of each quarter, starting in March 2016 and ending in September 2021 with the balance due in a final installment on October 16, 2021. The Credit Facility also contains a financial covenant that requires the Company to not exceed a maximum total leverage ratio and requires the Company to maintain $25 million in a restricted cash account until at least $35 million of the Term Loans have been repaid or prepaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc., or the Company, we, us” or our, and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 9, 2015. You should also read the following discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Overview

We are a global biopharmaceutical company focused on innovative research and development of proprietary drugs to treat gastrointestinal and oncology-based inflammatory disorders.

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

Our operations are conducted through subsidiaries based in the United States (U.S.), Japan and Switzerland. We operate as one segment, which focuses on the development and commercialization of pharmaceutical products.

R-Tech Ueno, Ltd. (R-Tech), a pharmaceutical research, development and manufacturing company in Japan, is responsible for the manufacture and supply of all of our drug products for commercial use and clinical development. In October 2015, we acquired approximately 98% of R-Tech’s shares, and we intend to acquire the remaining 2% of outstanding shares of R-Tech through a squeeze-out process under Japanese law in the fourth quarter of 2015. As a result of R-Tech becoming a subsidiary of our company, we will obtain control over our manufacturing and supply chain, which we believe will lead to enhanced efficiency and profitability, as well as diversification of our pipeline of product candidates among several major therapeutic areas.

AMITIZA (lubiprostone)

United States and Canada

AMITIZA is marketed in the U.S. for three gastrointestinal indications under a collaboration and license agreement (North America Takeda Agreement) originally entered into in 2004 and as amended, with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, we are primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce the minimum annual commercial investment when a generic equivalent enters the market. In October 2014, we signed an amendment (Takeda Amendment) to the North America Takeda Agreement which, among other things, extended the term of the North American Takeda Agreement beyond December 2020. During the extended term, we will split the annual net sales revenue with Takeda on the branded AMITIZA products. In addition, the Takeda Amendment terminates our right to perform commercialization activities with respect to AMITIZA and Takeda’s obligation to reimburse us for such commercialization activities.

In October 2015, Health Canada approved AMITIZA for CIC in adults. AMITIZA will be marketed by Takeda Canada Inc. under the North America Takeda Agreement.

Japan

In Japan, AMITIZA is the only prescription medicine for chronic constipation and is marketed under a license, commercialization and supply agreement (Japan Mylan Agreement) originally entered into with Abbott Laboratories, Inc. (Abbott). Abbott marketed AMITIZA in Japan for chronic constipation excluding constipation caused by organic diseases. In February 2015, Mylan purchased Abbott’s non-U.S. developed markets specialty and branded generics business, as a result of which Mylan acquired the rights to commercialize AMITIZA in Japan. We did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

People’s Republic of China

In May 2015, we entered into an exclusive license, development, commercialization and supply agreement (China Gloria Agreement) with Harbin Gloria Pharmaceuticals Co., Ltd. (Gloria) for AMITIZA in the People’s Republic of China. We will be the exclusive supplier of AMITIZA to Gloria at an agreed upon supply price. Under the China Gloria Agreement, Gloria is responsible for all development activities and costs, as well as commercialization and regulatory activities, for AMITIZA in the People’s Republic of China. Upon entering into the China Gloria Agreement, we received an upfront payment of $1.0 million. In June 2015, the China Food and Drug Administration accepted an Investigational New Drug (IND) application for a pivotal trial of AMITIZA in patients with CIC, as a result of which we received an additional payment of $500,000 from Gloria. In addition to the $1.5 million in payments received and recognized as revenue through June 2015, we are eligible to receive an additional payment in the amount of $1.5 million upon the occurrence of a specified regulatory or commercial milestone event.

Other Global Markets

In October 2014, we entered into an exclusive license, development, commercialization and supply agreement (Global Takeda License Agreement) for lubiprostone with Takeda. Under the Global Takeda License Agreement, Takeda develops and markets AMITIZA globally except in the U.S., Canada, Japan and the People’s Republic of China. We supply Takeda with the clinical and commercial product at a negotiated price. Takeda currently markets AMITIZA for CIC and OIC in Switzerland, and for CIC in the U.K.

In March 2014, the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) notified us that the application for approval of the OIC indication for AMITIZA in the U.K. was not approved. Thereafter, we met with the MHRA and have since requested review of the application for OIC to address the concerns of the MHRA. We currently are awaiting MHRA’s decision on the OIC indication.

In January 2015, we successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, the Netherlands and Spain, resulting in marketing authorization approvals. Takeda became the marketing authorization holder in Switzerland on April 1, 2015, and is expected to become the marketing authorization holder in the U.K., Austria, Belgium, Germany, Italy, Ireland, Luxembourg, the Netherlands and Spain in the first half of 2016.

In June 2015, we and Takeda filed a clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia and in October 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico. We expect to initiate phase 3 registration trials in Russia and Mexico in the first half of 2016.

Product Pipeline

The table below summarizes the development status of our prostone-based product candidates of lubiprostone and cobiprostone. The commercialization rights to lubiprostone have been licensed to Takeda on a global basis other than Japan and the People’s Republic of China, to Mylan for Japan, and to Gloria for the People’s Republic of China. For cobiprostone, we hold all of the commercialization rights globally. Commercialization of each product candidate may occur after successful completion of clinical trials and approval from appropriate governmental agencies.

Continent	Country	Target Indication	Development Phase	Next Milestone
Product: Lubiprostone (AMITIZA ®)
North America	U.S.	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed	_____

North America	Canada	Chronic idiopathic constipation (CIC) (adults of all ages)	Received approval from Health Canada	Market in Canada

North America	U.S.	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed	Initiate phase 4 study on higher dosage and with additional male subjects

North America	U.S.	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed	_____

Asia	China	Chronic idiopathic constipation (CIC) (adults of all ages)	IND accepted	Initiate CIC study

Asia	Japan	Chronic constipation	Marketed	_____

Europe	Switzerland	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed	_____

Europe	U.K.	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed	_____

Europe	European Union	Chronic idiopathic constipation (CIC) (adults of all ages)	Received national marketing approvals in Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain (where product is not yet launched)	Develop pricing and reimbursement assessments and based on outcome determine launch feasibility and plans for Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain

Europe	Switzerland	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed	_____

Europe	U.K.	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Application is under additional review with the MHRA	Obtain decision from the U.K. MHRA

	Continent	Country	Target Indication	Development Phase	Next Milestone
Product: Lubiprostone (AMITIZA ®)

	Other Emerging Markets	Russia	Chronic idiopathic constipation (CIC) (adults of all ages)	Submitted CTA	Initiate phase 3 trial

	Other Emerging Markets	Russia	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Submitted CTA	Initiate phase 3 trial

	Other Emerging Markets	South Korea	Chronic idiopathic constipation (CIC) (adults of all ages)	Submitted CTA	Initiate phase 3 trial

	Other Emerging Markets	South Korea	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Submitted CTA	Initiate phase 3 trial
	North America		Alternate formulation	In non-clinical development	Initiate phase 3 trial

	North America and Europe		Pediatric functional constipation (6 years - 17 years)	Pivotal and open label phase 3 trials ongoing	Complete pivotal and open label phase 3 trials

	North America		Pediatric functional constipation (6 months - 6 years)	Alternate formulation in development	Initiate phase 3 program

Product: Cobiprostone
	North America		Oral mucositis	Phase 2a initiated	Complete phase 2a trial

	Asia		PPI refractory-Non-erosive reflux disease (NERD)/symptomatic Gastroesophageal Reflux Disease (sGERD)	Phase 2a initiated	Complete phase 2a trial

Our Other Clinical Development Programs

Lubiprostone

Alternate Formulation

We are developing an alternate formulation of lubiprostone for both adult and pediatric patients who are unable to tolerate capsules and for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the costs, up to a cap, of this alternate formulation work and we expect to initiate a phase 3 trial of the alternate formulation of lubiprostone in the second half of 2016.

Pediatric Functional Constipation

The phase 3 program required to support an application for marketing approval of lubiprostone for pediatric functional constipation comprises four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. Following the successful completion of the phase 3 trial for the alternative formulation of lubiprostone, as described above, we are also planning to initiate two additional trials in its phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years testing the alternative formulation. Takeda has agreed to fund 70% of the costs, up to a cap, of this pediatric functional constipation program.

Cobiprostone

Oral Mucositis (OM)

In September 2015, we initiated a phase 2a clinical trial of cobiprostone oral spray for the prevention of OM in patients suffering from head and neck cancer receiving concurrent radiation and chemotherapy. In May 2015, the FDA granted Fast Track Designation for cobiprostone for this indication.

Proton Pump Inhibitor-Refractory Non-Erosive Reflux Disease (NERD)/symptomatic Gastroesophageal Reflux Disease (sGERD)

In December 2014, we initiated a phase 2a clinical trial for cobiprostone in NERD/sGERD patients who have had a non-satisfactory response to proton pump inhibitors. The trial, being conducted in Japan, is currently ongoing.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Revenues

The following table summarizes our revenues for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In thousands)	2015	2014
Research and development revenue	$2,714	$1,797
Product royalty revenue	19,328	16,811
Product sales revenue	11,022	11,717
Co-promotion revenue	-	936
Contract and collaboration revenue	384	202
Total	$33,448	$31,463

Total revenues were $33.4 million for the three months ended September 30, 2015 compared to $31.5 million for the three months ended September 30, 2014, an increase of $2.0 million or 6.3%.

Research and development revenue

Research and development revenue was $2.7 million for the three months ended September 30, 2015 compared to $1.8 million for the three months ended September 30, 2014, an increase of $917,000 or 51.0%. The increase was primarily due to an increase in expenses reimbursed by Takeda in relation to the ongoing AMITIZA pediatric clinical trials.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on net sales of AMITIZA in the U.S., as reported to us by Takeda. Product royalty revenue was $19.3 million for the three months ended September 30, 2015 compared to $16.8 million for the three months ended September 30, 2014, an increase of $2.5 million or 15.0%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes.

Product sales revenue

Product sales revenue primarily consists of net sales of AMITIZA in Japan under the Japan Mylan Agreement. Total product sales revenue was $11.0 million for the three months ended September 30, 2015 compared to $11.7 million for the three months ended September 30, 2014, a decrease of $695,000 or 5.9%. However, included in the prior year period was a $2.5 million milestone payment earned as a result of the first occurrence of annual net sales of AMITIZA in Japan exceeding 5.0 billion JPY. Excluding the $2.5 million milestone payment, product sales revenue increased $1.8 million or 19.6%, primarily due to the increased volume of AMITIZA sales in Japan.

Co-promotion revenue

Co-promotion revenue was $936,000 for the three months ended September 30, 2014. Beginning in 2015, we no longer engage in co-promotion activities and, as a result, we no longer receive any co-promotion reimbursements from Takeda.

Contract and collaboration revenue

Contract and collaboration revenue was $384,000 for the three months ended September 30, 2015 compared to $202,000 for the three months ended September 30, 2014, an increase of $182,000 or 90.1%. The increase in contract and collaboration revenue was primarily attributable to the reduction of our obligation to reimburse Takeda for development expenses.

Costs of Goods Sold

Costs of goods sold for the three months ended September 30, 2015 were $5.3 million compared to $5.0 million for the three months ended September 30, 2014, an increase of $312,000 or 6.3%. The increase was primarily related to increased AMITIZA sales in Japan.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In thousands)	2015	2014
Direct costs:
Lubiprostone	$4,559	$3,238
Cobiprostone	2,742	241
Ion channel activators	-	333
Unoprostone isopropyl	-	346
Other	(586)	392
	6,715	4,550
Indirect costs	1,653	747
Total	$8,368	$5,297

Total research and development expenses for the three months ended September 30, 2015 were $8.4 million compared to $5.3 million for the three months ended September 30, 2014, an increase of $3.1 million or 58.0%. The increase was primarily due to costs associated with the initiation of phase 2 clinical trials for cobiprostone and an increase in expenses related to the ongoing AMITIZA pediatric clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In thousands)	2015	2014
Salaries, benefits and related costs	$2,314	$2,551
Legal, consulting and other professional expenses	2,833	3,727
Stock-based compensation	994	438
Pharmacovigilance	465	153
Other expenses	1,146	1,248
Total	$7,752	$8,117

General and administrative expenses were $7.8 million for the three months ended September 30, 2015 compared to $8.1 million for the three months ended September 30, 2014, a decrease of $365,000 or 4.5%. The decrease was primarily due to an $894,000 decrease in legal fees due to settlement of our patent infringement lawsuit against Par Pharmaceutical, et al., offset in part by a $556,000 increase in stock-based compensation expense.

Selling and Marketing Expenses

Selling and marketing expenses were $385,000 for the three months ended September 30, 2015 compared to $3.8 million for the three months ended September 30, 2014, a decrease of $3.4 million or 89.9%. The decrease was the result of eliminating our contract sales force in the fourth quarter of 2014.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In thousands)	2015	2014
Interest income	$62	$26
Interest expense	(243)	(384)
Other income, net	87	519
Total	$(94)	$161

Interest expense was $243,000 for the three months ended September 30, 2015 compared to $384,000 for the three months ended September 30, 2014, a decrease of $141,000 or 36.7%, primarily due to lower principal balances on our outstanding notes payable.

Other income, net was $87,000 for the three months ended September 30, 2015 compared to $519,000 for the three months ended September 30, 2014, a decrease of $432,000 or 83.2%, primarily due to decreases in unrealized and non-cash foreign exchange gains.

Income Taxes

We recorded income tax provisions of $4.3 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. The tax provision for the three months ended September 30, 2015 primarily pertains to the pre-tax income generated by our U.S., Japanese and Swiss subsidiaries. The tax provision for the three months ended September 30, 2014 primarily pertained to the pre-tax income and losses generated by our U.S., Japanese and Swiss subsidiaries.

The effective tax rate (ETR) for the third quarter of 2015 was 37.4% compared to 61.1% in the same period of 2014. The ETR for the quarter was based on a projection of the full year rate. The reduction in the ETR was due to the timing of the allowable deduction of intangible impairment expense from 2014 during 2015, the effect of a change in the treatment of non-U.S. income due to our founding stockholders’ ownership percentage dropping below 50% in April 2015, increased profitability of our Swiss subsidiary in 2015, a discrete benefit of $154,000 related to the release of valuation allowance on our Swiss deferred tax assets and offset by an increase in non-deductible expenses associated with the R-Tech acquisition.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Research and development revenue	$7,468	$5,281
Product royalty revenue	51,209	44,200
Product sales revenue	36,678	25,572
Co-promotion revenue	-	2,021
Contract and collaboration revenue	2,457	619
Total	$97,812	$77,693

Total revenues were $97.8 million for the nine months ended September 30, 2015 compared to $77.7 million for the nine months ended September 30, 2014, an increase of $20.1 million or 25.9%.

Research and development revenue

Research and development revenue was $7.5 million for the nine months ended September 30, 2015 compared to $5.3 million for the nine months ended September 30, 2014, an increase of $2.2 million or 41.4%. The increase was primarily due to an increase in expenses reimbursed by Takeda in relation to the ongoing AMITIZA pediatric trials.

Product royalty revenue

Product royalty revenue was $51.2 million for the nine months ended September 30, 2015 compared to $44.2 million for the nine months ended September 30, 2014, an increase of $7.0 million or 15.9%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes.

Product sales revenue

Product sales revenue was $36.7 million for the nine months ended September 30, 2015 compared to $25.6 million for the nine months ended September 30, 2014, an increase of $11.1 million or 43.4%. The increase was primarily due to the increased volume of AMITIZA sales in Japan.

Co-promotion revenue

Co-promotion revenue was $2.0 million for the nine months ended September 30, 2014. As described above, beginning in 2015, we no longer receive co-promotion reimbursements from Takeda.

Contract and collaboration revenue

Contract and collaboration revenue was $2.5 million for the nine months ended September 30, 2015 compared to $619,000 for the nine months ended September 30, 2014, an increase of $1.8 million. The increase was primarily attributable to the $1.5 million in upfront payments received and recognized under the China Gloria Agreement in May and June 2015.

Costs of Goods Sold

Costs of goods sold for the nine months ended September 30, 2015 were $18.7 million compared to $12.2 million for the nine months ended September 30, 2014, an increase of $6.5 million or 53.4%. The increase was primarily due to the increased volume of AMITIZA sales in Japan.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Direct costs:
Lubiprostone	$11,673	$7,981
Cobiprostone	5,914	919
Ion channel activators	5	1,293
Unoprostone isopropyl	131	781
Other	26	1,250
	17,749	12,224
Indirect costs	4,536	2,460
Total	$22,285	$14,684

Total research and development expenses for the nine months ended September 30, 2015 were $22.3 million compared to $14.7 million for the nine months ended September 30, 2014, an increase of $7.6 million or 51.8%. The increase was primarily due to costs associated with the initiation of phase 2 clinical trials for cobiprostone and an increase in expenses related to the ongoing AMITIZA pediatric trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Salaries, benefits and related costs	$7,521	$6,584
Legal, consulting and other professional expenses	6,391	10,603
Stock-based compensation	3,831	1,135
Pharmacovigilance	1,029	942
Other expenses	3,591	4,307
Total	$22,363	$23,571

General and administrative expenses were $22.4 million for the nine months ended September 30, 2015 compared to $23.6 million for the nine months ended September 30, 2014, a decrease of $1.2 million or 5.1%. The decrease was primarily due to a $4.2 million decrease in legal fees due to settlement of our patent infringement lawsuit against Par Pharmaceutical, et al., offset in part by a $2.7 million increase in stock-based compensation expense.

Selling and Marketing Expenses

Selling and marketing expenses were $1.6 million for the nine months ended September 30, 2015 compared to $11.5 million for the nine months ended September 30, 2014, a decrease of $9.8 million or 85.9%. The decrease was the result of eliminating our contract sales force in the fourth quarter of 2014.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Interest income	$155	$106
Interest expense	(784)	(1,176)
Other income, net	1,947	143
Total	$1,318	$(927)

Interest expense was $784,000 for the nine months ended September 30, 2015 compared to $1.2 million for the nine months ended September 30, 2014, a decrease of $392,000 or 33.3%, primarily due to lower principal balances on our outstanding notes payable.

Other income, net was $1.9 million for the nine months ended September 30, 2015 compared to $143,000 for the nine months ended September 30, 2014, an increase of $1.8 million. The increase was primarily due to the $2.0 million payment received from R-Tech in May 2015 as described above.

Income Taxes

We recorded income tax provisions of $11.0 million and $5.4 million for the nine months ended September 30, 2015 and 2014, respectively. The tax provision for the nine months ended September 30, 2015 primarily pertains to the pre-tax income generated by our U.S., Japanese and Swiss subsidiaries. The tax provision for the nine months ended September 30, 2014 primarily pertained to the pre-tax income and losses generated by our U.S., Japanese and Swiss subsidiaries.

The ETR for the nine months ended September 30, 2015 was 32.1%, compared to 58.4% in the same period of 2014. The ETR for the year to date was based on a projection of the full year rate. The reduction in the ETR was due to the timing of the allowable deduction of intangible impairment expense from 2014 during 2015, the effect of a change in the treatment of non-U.S. income due to our founding shareholders ownership percentage dropping below 50%, increased profitability of our Swiss subsidiary in 2015, a discrete benefit of $154,000 related to the release of valuation allowance on our Swiss deferred tax assets and offset by an increase in non-deductible expenses associated with the R-Tech acquisition.

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

Our cash, cash equivalents, restricted cash and investments consisted of the following as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$91,505	$71,622
Investments, current	38,022	22,393
Investments, non-current	5,124	13,540
Restricted cash	1,927	2,437
Total	$136,578	$109,992

Our cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of September 30, 2015 and December 31, 2014, our restricted cash consisted primarily of the collateral pledged in connection with our guarantee of a third party’s loan and a security deposit for an operating lease.

As of September 30, 2015, our current investments consisted of U.S. government securities, certificates of deposit, corporate bonds and commercial paper that mature in one year or less.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$24,205	$7,532
Investing activities	(6,798)	1,164
Financing activities	2,426	3,515
Effect of exchange rates	50	(226)
Net increase in cash and cash equivalents	$19,883	$11,985

Nine Months Ended September 30, 2015

Net cash provided by operating activities of $24.2 million for the nine months ended September 30, 2015 was primarily due to our net income of $23.2 million plus non-cash stock-based compensation expense of $5.6 million, offset in part by a $2.0 million gain from the transfer and assignment of licensing rights to R-Tech and an increase in deferred tax provision of $2.8 million.

Net cash used in investing activities of $6.8 million for the nine months ended September 30, 2015 was primarily due to investment purchases of $39.8 million and purchases of property and equipment of $2.0 million, offset in part by sales and maturities of investments totaling $32.5 million, proceeds of $2.0 million from the transfer and assignment of licensing rights to R-Tech, and changes in restricted cash of $548,000.

Net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2015 was primarily due to proceeds from exercised stock options totaling $4.8 million, plus a non-cash windfall benefit from stock-based compensation of $1.6 million, offset in part by repayment of notes payable totaling $4.1 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for nine months ended September 30, 2015 was an increase of $50,000.

Nine Months Ended September 30, 2014

Net cash provided by operating activities of $7.5 million for the nine months ended September 30, 2014 was primarily due to our net income of $3.8 million plus non-cash expenses totaling $10.4 million, including an intangible assets impairment of $5.6 million, plus cash provided by net changes in other assets and liabilities of $2.2 million, offset by increases in receivables of $9.1 million.

Net cash provided by investing activities of $1.2 million for the nine months ended September 30, 2014 was primarily due to proceeds from the sales of investments.

Net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2014 was realized through the issuance of class A common stock through the “at-the-market” program totaling $5.3 million and proceeds from exercised stock options totaling $2.2 million, offset by repayment of notes payable totaling $3.9 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for nine months ended September 30, 2014 was a decrease of $226,000.

Commitments and Contractual Obligations

As of September 30, 2015, our principal outstanding contractual obligations related to our loans and our contract research commitments. The following table summarizes these significant contractual obligations:

(In thousands of U.S. dollars)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Loans (1)	$21,741	$8,411	$13,330	$-	$-
Interest on loans	1,145	748	397	-	-
Operating lease commitments	11,451	1,206	1,566	1,823	6,856
Contract research commitments	5,578	2,724	2,724	130	-
Uncertain tax positions (2)	1,509	-	-	-	-
	$41,424	$13,089	$18,017	$1,953	$6,856

(1) This line item does not include the $250 million Credit Facility entered into on October 16, 2015, as described in Note 17 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

(2) As of September 30, 2015, we have recorded a total income tax liability for uncertain tax positions of approximately $1.5 million, which are expected to settle in an unknown future period (see Note 15 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

The table above does not include any contingent liability under the agreement with Numab in the event that Numab defaults under its loan with Zurcher Kantonalbank up to a maximum potential amount of CHF 2.2 million or $2.3 million. As of September 30, 2015, the potential amount of payments in the event of Numab’s default was $1.5 million (see Note 8 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

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

As described in this report, in October 2015, we acquired substantially all of the outstanding shares of R-Tech for an aggregate purchase price of $275 million. In order to finance the acquisition of the R-Tech shares, we entered into a credit facility providing for term loans in the aggregate principal amount of $250 million and incremental loans in an amount up to an additional $25 million. The loans bear interest at a variable rate that was 8.25% as of the issuance of the funds to us in October 2015.

We must repay the term loans in installments of $6.25 million on the last business day of each quarter, starting with March 2016 and ending September 2021 and with the balance due in a final installment on October 16, 2021. Additionally, we are required to make an annual mandatory prepayment based on our cash flows and mandatory prepayments from a portion of net cash proceeds from certain transactions. The credit facility contains customary covenants, including restrictions on our incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of our equity interests, entering into affiliate transactions and asset sales. The credit facility also contains a financial covenant that requires us to not exceed a maximum total leverage ratio.

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through at-the-market offerings, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. At September 30, 2015, based upon our current business plan, we believe we have sufficient liquidity for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended September 30, 2015 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 9, 2015.

Foreign Currency Exchange Rate Risk

We are subject to foreign exchange rate risk for revenues and expenses denominated in foreign currencies. Foreign exchange rate risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the U.S. dollar. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point change in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of September 30, 2015.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. As of September 30, 2015 and December 31, 2014, 22.4% and 33.6%, respectively, of our cash, cash equivalents, restricted cash and investments were issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2015. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, on November 12, 2014, we, R-Tech, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy’s) related to the abbreviated new drug application previously filed by Dr. Reddy’s relating to generic versions of AMITIZA soft gelatin capsule products. The lawsuit remains ongoing.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed by us with the SEC on March 9, 2015. Except for the risk factors set forth below, our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in that Form 10-K.

Risks Related to Our Acquisition of R-Tech

We may be unable to realize the benefits we anticipate from the acquisition of R-Tech, including an improved financial position, or it may take longer than anticipated for us to achieve those benefits.

Our realization of the benefits anticipated as a result of the acquisition of R-Tech (the Acquisition)—including an improved financial position, manufacturing and supply chain control and the expansion and diversification of our pipeline for development or outsourcing—will depend in part on the integration of R-Tech’s business with ours. However, there can be no assurance that we will be able to operate R-Tech’s business profitably or integrate it successfully into our operations in a timely fashion, or at all. Following the Acquisition, the size of the combined company’s business is significantly larger than our business prior to the Acquisition. Our future success as a combined company depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The dedication of management resources to this integration could detract attention from our current day-to-day business, and we cannot assure stockholders that there will not be substantial costs associated with the transition process or other negative consequences as a result of these integration efforts. These effects, including incurring unexpected costs or delays in connection with integration of the two businesses, or the failure of the combined company to perform as expected, could negatively affect our stock price or could harm our financial condition, results of operations or business prospects.

The loss of key personnel could hurt our business and our prospects.

The success of the Acquisition will depend, in part, on our ability to retain key employees who continue employment with the combined company after the Acquisition is completed. If any of these key employees terminate their employment, our manufacturing, supply or development activities might be negatively affected and our management’s attention might be diverted from successfully integrating R-Tech’s operations. In addition, we might not be able to locate suitable replacements on reasonable terms for any such key employees who leave the combined company.

If we are unable to continue successful commercialization of AMITIZA following the Acquisition for the approved indications and other indications or dosage forms for which we are developing this drug, or experience significant delays in doing so, our ability to generate royalty and product-based revenues and achieve profitability will be jeopardized.

Our business currently depends entirely on the successful commercialization of our first product, lubiprostone. Lubiprostone was launched in the U.S. in 2006 under the brand name AMITIZA. AMITIZA is currently marketed in the U.S., U.K., Switzerland and Japan for various indications. We have a limited history of generating global revenues from the sale of lubiprostone. Prior to the Acquisition, R-Tech was responsible for the manufacture and supply of all of our drug products for commercial use and clinical development. Through the Acquisition, we obtained control over the manufacturing and supply chain of AMITIZA. This increased responsibility could detract attention from operating the day-to-day components of our business prior to the Acquisition.

Our ability to meet expectations with respect to global sales of lubiprostone and revenues from such sales, and to attain profitability and maintain positive cash flow from the lubiprostone business, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•	our and our partners’ ability to continue to build, and to maintain, market acceptance for lubiprostone among healthcare professionals and patients in the U.S., and to gain such market acceptance in the countries where lubiprostone is approved, or may in the future receive approval;
•	the efforts of Takeda and Mylan to commercialize and maximize net sales revenue of AMITIZA;
•	the degree to which both physicians and patients determine that the safety and side effect profiles of lubiprostone are manageable, and that the benefits of lubiprostone outweigh the risks;
•	the current and future prevalence of chronic idiopathic constipation (CIC), irritable bowel syndrome with constipation (IBS-C), opioid-induced constipation (OIC), or chronic constipation;
•	the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for lubiprostone at the prices at which we offer lubiprostone without imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of patients to commit to any co-pay amounts for lubiprostone applicable under their insurance coverage;

•	our commercial partners’ ability to obtain pricing approval and/or reimbursement required for selling lubiprostone in the major countries of the E.U., Japan and in other countries in which we may receive approval to market lubiprostone on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous caps, rebate, risk sharing or other requirements which effectively and significantly lower the reimbursement rates for lubiprostone;
•	the extent of the likely negative impact of the introduction of new competitive products on sales of lubiprostone;
•	our ability to gain regulatory approval of lubiprostone outside the countries in which we have already received approval without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and E.U.;
•	our ability to accurately forecast revenues from sales of lubiprostone and the metrics that impact revenues, such as prescription rate, short-term and long-term drop-out rate, conversion rate, reimbursement and pricing; the timing and availability of named patient sales and the impact of future competition;
•	our ability to successfully gain approval of a dosage form of lubiprostone for pediatric functional constipation, and to generate revenues from sales of the dosage form for pediatric functional constipation, if approved;
•	successful completion of clinical trials of AMITIZA for the treatment of other constipation-related gastrointestinal indications beyond CIC, IBS-C and OIC as well as other dosage forms other than the 24 mcg and 8 mcg soft gelatin capsule, and successful commercialization of these indications and dosage forms within and outside the U.S.;
•	our ability to manufacture sufficient bulk quantities of active pharmaceutical ingredient and sufficient quantities of each dosage strength and dosage form of lubiprostone to meet demand;
•	our ability to hire and retain key personnel necessary to optimize the lubiprostone business; and
•	our and our partners’ ability to continue to execute effectively on key activities related to lubiprostone in the U.S., and to launch lubiprostone successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval, and the level of cost required to conduct such activities.

Risks Related to Our Credit Facility

If we fail to comply with the covenants and other obligations under our Credit Facility, the Lenders may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.

Our Credit Facility, which we entered into in October 2015, consists of a total of $250 million in term loans and allows for the incurrence of incremental loans in an amount up to $25 million. The term loans are payable in quarterly installments starting in March 2016 through September 2021, with the final balance due in a final installment in October 2021. The Credit Facility includes an annual mandatory prepayment of the term loans of 75% of excess cash flow minus specified voluntary prepayments with step downs as our leverage ratio decreases. Additionally, the Credit Facility requires mandatory prepayment of the term loans from a portion of net cash proceeds of specified asset dispositions, certain casualties and condemnations events, and certain debt. The obligations under the Credit Facility are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all of our tangible and intangible assets, except for specified customary excluded assets, and (ii) all of the capital stock we own, subject to specified exceptions.

The Credit Facility contains specified affirmative covenants, including the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Facility also contains negative covenants, including restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests, entering into affiliate transactions and asset sales. In addition, the Credit Facility contains a financial covenant that requires us to not exceed a maximum total leverage ratio. The Credit Facility also provides for a number of events of default, including failure to make a payment of principal or any premium when due, or failure to make an interest or other payment within three business days of the due date, bankruptcy or other specified insolvency event, failure to comply covenants, breach of representations or warranties, our default of specified other obligations relating to indebtedness, impairment of specified liens, a change of control of our company and judgment defaults. We are currently in compliance with all covenants under this Credit Facility, as modified. However, if we fail to comply with the covenants and our other obligations under the Credit Facility, the Lenders would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the Credit Facility.

The Credit Facility restricts the manner in which we may operate our business, which may prevent us from successfully implementing our business plan.

The Credit Facility contains restrictions on the operation of our business, including limits on our ability to:

•	make specified capital expenditures;
•	merge, consolidate or liquidate;
•	incur indebtedness;
•	dispose of, or grant liens on, our assets;
•	engage in business activities other than our current business activities;
•	amend specified agreements;
•	enter into transactions with our affiliates;
•	change our fiscal year or accounting policies;
•	pay dividends or make distributions to our stockholders;
•	prepay indebtedness; and
•	make specified loans, guarantees or indemnities.

Complying with these restrictions may cause us to take actions that are not favorable to our stockholders and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.

We do not anticipate paying dividends on our capital stock.

We do not intend to pay dividends on our capital stock in the foreseeable future. We currently intend to retain all cash we generate to fund the growth of our business and the Credit Facility restricts the payment of dividends. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our capital stock, which is uncertain and unpredictable. There is no guarantee that our capital stock will appreciate in value or even maintain the price at which you purchased your shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None

(b) None.

Item 6. Exhibits

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	First Amendment to Office Lease Agreement, dated September 14, 2015, by and between the Company and Four Irvington Centre Associates, LLC	Included herewith

10.2†	Strategic Alliance Agreement, dated August 26, 2015, by and among the Company, Sucampo Pharma, LLC and R-Tech Ueno, Ltd.	Included herewith

10.3†	Share Purchase Agreement, dated August 26, 2015, by and among the Company, Drs. Ryuji Ueno and Sachiko Kuno, and S&R Technology Holdings, LLC	Included herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

101.[INS]	XBRL Instance Document	Included herewith

101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

* Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

† Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to this agreement have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sucampo Pharmaceuticals, Inc. (Registrant)

November 4, 2015	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer on behalf of the Registrant )

November 4, 2015	By:	/s/ ANDREW P. SMITH
Andrew P. Smith
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.2	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.2 to the Company's Current Report on Form 8-K (filed December 29, 2008)

3.3	Amended and Restated Bylaws	Exhibit 3.1 to the Company's Current Report on Form 8-K (filed August 2, 2013)

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	Exhibit 4.1 to Registration Statement No. 333-135133, Amendment No. 5 (filed February 1, 2007)

10.1*	First Amendment to Office Lease Agreement, dated September 14, 2015, by and between the Company and Four Irvington Centre Associates, LLC	Included herewith

10.2†	Strategic Alliance Agreement, dated August 26, 2015, by and among the Company, Sucampo Pharma, LLC and R-Tech Ueno, Ltd.	Included herewith

10.3†	Share Purchase Agreement, dated August 26, 2015, by and among the Company, Drs. Ryuji Ueno and Sachiko Kuno, and S&R Technology Holdings, LLC	Included herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Included herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.	Included herewith

101.[INS]	XBRL Instance Document	Included herewith

101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

* Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

† Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to this agreement have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted schedules.

