Form 10-K
period 2015-12-31
Sucampo Pharmaceuticals, Inc.
filed 2016-03-11
CIK 1365216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 001-33609

SUCAMPO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0520478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

805 King Farm Boulevard, Ste 550	20850
Rockville, MD	(Zip Code)
(Address of principal executive offices,
including zip code)

(301) 961-3400

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 21,616,843 shares of class A common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter) was $355.2 million.

As of March 1, 2016, there were 45,539,384 shares of the registrant’s class A common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be held on June 2, 2016, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Annual Report on Form 10-K.

1

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

ITEM 1. BUSINESS

Overview

We are a global biopharmaceutical company focused on innovative research and development of proprietary drugs to treat gastrointestinal, ophthalmic, autoimmune, and oncology-based inflammatory disorders.

We currently generate revenue mainly from product royalties, upfront and milestone payments, product sales and reimbursements for development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals and additional indications for our approved products and other compounds and seek strategic opportunities for in-licensing new products.

Our operations are conducted through subsidiaries based in the United States (U.S.), Japan and Switzerland. We operate as one segment, which focuses on the development and commercialization of pharmaceutical products.

Our Strategy

Our strategy is focused on becoming a leading biopharmaceutical company. We are built on the ongoing pursuit of scientific innovation and an unwavering passion for improving the lives of patients, their family members and their caregivers. We are committed to harnessing our past successes to maximize in-market revenues, focus our clinical development efforts, and enhance our scientific capabilities.

In 2015, we advanced our corporate strategy by further solidifying our base business, executing on business development transactions and diversifying our pipeline portfolio through the acquisition of new product candidates. We executed and accomplished the following key milestones:

•	Entered into an exclusive license, development, commercialization and supply agreement (China Gloria Agreement) with Harbin Gloria Pharmaceuticals Co., Ltd. (Gloria) for AMITIZA® (lubiprostone), through which Gloria has the rights to develop and commercialize AMITIZA in China, subject to the regulatory approval of the product by the China Food and Drug Administration (CFDA);
•	Successfully completed the European mutual recognition procedure for AMITIZA for the treatment of chronic idiopathic constipation (CIC) in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting in a recommendation for marketing authorization in these markets, and received approval for AMITIZA in CIC from Health Canada;
•	Received Fast Track Designation from the U.S. Food and Drug Administration (FDA) for cobiprostone for the prevention of oral mucositis (OM) and initiated a phase 2a clinical trial of cobiprostone oral spray for the prevention of OM in patients suffering from head and neck cancer (HNC). Also initiated a phase 2 clinical trial of cobiprostone for non-erosive reflux disease (NERD)/symptomatic gastroesophageal reflux disease (sGERD) in proton pump inhibitor-refractory patients; and
•	Completed our acquisition of R-Tech Ueno, Ltd. (R-Tech), a global biopharmaceutical company focused on the research and development of drugs for inflammatory conditions, oncology and ophthalmology. The acquisition was immediately accretive, strengthening the global economics of AMITIZA and bringing in a diverse pipeline. In the fourth quarter of 2015, we closed a $250 million credit facility in connection with the financing of the acquisition.

In 2016, we announced an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted us the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a phase 3 clinical trial for the treatment of familial adenomatous polyposis (FAP).

Through the continued advancement of our AMITIZA lifecycle management programs, a sustainable pipeline and the acquisition and licensing of additional drug candidates with near-term launch opportunities, we will seek transformative growth by launching additional products for new therapeutic areas, strengthening an already sizable revenue base, and creating a sustainable company that is built to last.

Additionally, we continue to seek opportunities for strategic partnerships to strengthen the development of our existing pipeline and to diversify our revenue base. It is our vision to develop into a fully integrated, biopharmaceutical company centered on science and innovation and driven by the passionate and relentless efforts of our employees.

Our Competitive Strengths

Product Pipeline

The table below summarizes the development status of our marketed products and key product candidates as of March 10, 2016. The commercialization rights to lubiprostone have been licensed to Takeda Pharmaceutical Company Limited (Takeda) on a global basis other than Japan and the People’s Republic of China, to Mylan for Japan, and to Gloria for the People’s Republic of China. For cobiprostone, we hold all of the commercialization rights globally. Commercialization of each product candidate may occur after successful completion of clinical trials and approval from appropriate governmental agencies. For CPP-1X, we have an option to acquire an exclusive license to commercialize in North America  .

Product/Product Candidate	Country	Program Type	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)	U.S.	Commercial	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed	___ ___

	Canada	Clinical	Chronic idiopathic constipation (CIC) (adults of all ages)	Received approval from Health Canada	Market in Canada

	U.S.	Commercial	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed	Initiate phase 4 study on higher dosage and with additional male subjects

	U.S.	Commercial	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed	___ ___

	China	Clinical	Chronic idiopathic constipation (CIC) (adults of all ages)	IND accepted	Initiate CIC study

	Japan	Commercial	Chronic constipation	Marketed	___ ___

	Switzerland	Commercial	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed	___ ___

	U.K.	Commercial	Chronic idiopathic constipation (CIC) (adults of all ages)	Marketed	___ ___

	European Union	Clinical	Chronic idiopathic constipation (CIC) (adults of all ages)	Received national marketing approvals in Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain (where product is not yet launched)	Develop pricing and reimbursement assessments and based on outcome determine launch feasibility and plans for Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain

Product/Product Candidate	Country	Program Type	Target Indication	Development Phase	Next Milestone
	Switzerland	Commercial	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed	___ ___

	Russia	Clinical	Chronic idiopathic constipation (CIC) (adults of all ages)	CTA Approved	Initiate phase 3 trial

	Russia	Clinical	Irritable bowel syndrome with constipation (adult women) (IBS-C)	CTA Approved	Initiate phase 3 trial

	Mexico	Clinical	Chronic idiopathic constipation (CIC) (adults of all ages)	Submitted CTA	Initiate phase 3 trial

	Mexico	Clinical	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Submitted CTA	Initiate phase 3 trial

	Mexico	Clinical	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Submitted CTA	Initiate phase 3 trial
	South Korea	Clinical	Chronic idiopathic constipation (CIC) (adults of all ages)	Submitted CTA	Initiate phase 3 trial

	South Korea	Clinical	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Submitted CTA	Initiate phase 3 trial

	South Korea	Clinical	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Submitted CTA	Initiate phase 3 trial
		Clinical	Alternate formulation	In non-clinical development	Initiate phase 3 trial

		Clinical	Pediatric functional constipation (6 years - 17 years)	Pivotal and open label phase 3 trials ongoing	Complete pivotal and open label phase 3 trials

		Clinical	Pediatric functional constipation (6 months - 6 years)	Alternate formulation in development	Initiate phase 3 program

Unoprostone isopropyl (RESCULA®)	Japan		Glaucoma and ocular hypertension	Marketed	___ ___
South Korea
Taiwan
Cobiprostone		Clinical	Oral mucositis	Phase 2a initiated	Complete phase 2a trial

		Clinical	PPI refractory-Non-erosive reflux disease (NERD)/symptomatic Gastroesophageal Reflux Disease (sGERD)	Phase 2a initiated	Complete phase 2a trial

RTU-1096	Japan	Clinical	Inflammation/immune-related disorder	Phase 1 completed	Initiate phase 2a trial

RTU-009	Japan	Preclinical	Inflammation/immune-related disorder	Development on-going	Initiate IND-enabling studies

CPP-1X/sulindac combination product	U.S.	Option	Familial adenomatous polyposis (FAP)	Phase 3	Complete phase 3 trial

AMITIZA (lubiprostone)

AMITIZA is a ClC-2 chloride channel activator developed for the treatment of constipation. AMITIZA acts with a dual mechanism of action, increasing intestinal fluid secretion while also stimulating recovery of mucosal barrier function. AMITIZA has been approved for three indications that cover distinct patient types: CIC, irritable bowel syndrome with constipation (IBS-C), and opioid-induced constipation (OIC). Since 2006, AMITIZA has been dispensed over 10 million times.

North America

AMITIZA was the first chloride channel activator approved by the FDA for the chronic treatment of CIC in adults of both genders and for IBS-C in women aged 18 years and older with demonstrated safety and efficacy for use beyond 12 weeks. In the U.S. and Canada, we and Takeda jointly develop and Takeda commercializes AMITIZA under the North America Takeda Agreement. More information on our collaboration with Takeda in North America is found under the heading “North America Takeda Agreement.”

In April 2013, we received approval for a supplemental new drug application (sNDA) for AMITIZA at dosage strength of 24 micrograms twice daily as the first and only oral medication for the treatment of OIC in adult patients with chronic, non-cancer pain. In October 2014, we signed an amendment to the North America Takeda Agreement which, among other things, extended the term beyond December 2020; during the extended term, we will share with Takeda the net sales revenue on branded AMITIZA sales. We have also partnered with Par Pharmaceuticals, Inc. (Par) in connection with the settlement of our patent litigation with Par in the U.S. related to our AMITIZA (lubiprostone) 8 mcg and 24 mcg soft gelatin capsule products. Under our agreement with Par, we granted Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule in the U.S. for the indications approved for AMITIZA beginning January 1, 2021, or earlier under certain circumstances. Beginning on January 1, 2021, Par will split with us the gross profits of the licensed products sold during the term of the agreement, which continues until each of our related patents has expired. In the event Par elects to launch an authorized generic form of lubiprostone, we agree to supply Par under the terms of a manufacturing and supply agreement at a negotiated price.

In October 2015, Health Canada approved AMITIZA for CIC in adults. AMITIZA will be marketed by Takeda Canada Inc. under the North America Takeda Agreement. Takeda Canada is currently assessing launch feasibility and timing.

Chronic Idiopathic Constipation (CIC)

Constipation is characterized by infrequent and difficult passage of stool and becomes chronic when a patient suffers specified symptoms for over 12 non-consecutive weeks within a 12-month period. Chronic constipation (CC) is idiopathic if it is not caused by other diseases or by use of medications. Symptoms of CIC include straining, hard stools, bloating and abdominal pain or discomfort. Some patients suffering from occasional constipation may be treated with lifestyle modification, dietary changes and increased fluid and fiber intake, although there is very limited well-controlled clinical trial data in support of these alternatives in CIC or IBS-C patients. For patients who fail to respond to these approaches, physicians may recommend laxatives, most of which are available over-the-counter (OTC), i.e., without a prescription, for acute use. These agents are generally not approved for long-term use by CIC or IBS-C patients nor is such use supported by long-term, well-controlled clinical trial data.

A study published in The American Journal of Gastroenterology in September 2011 estimates that approximately 14% of adults over 15 years of age, or over 30 million people, in the U.S., suffer from CIC. By the time most CIC patients seek care from a physician they have typically tried dietary and lifestyle changes, as well as a number of available OTC remedies, and remain unsatisfied. Commonly used OTC medications include laxatives, stool softeners and fiber supplements.

Irritable Bowel Syndrome with Constipation (IBS-C)

IBS is a disorder of the intestines with symptoms that include severe cramping, pain, bloating and changes of bowel habits, such as diarrhea or constipation. Patients diagnosed with IBS are commonly classified as having one of four forms: IBS-C, IBS with diarrhea, mixed-pattern IBS alternating between constipation and diarrhea, and unspecified irritable bowel syndrome. Currently, IBS in all its forms is considered to be one of the most common gastrointestinal disorders. Like CIC, some patients suffering from IBS-C may be treated with dietary measures, such as increasing fiber and fluid intake; if these measures prove ineffective, laxatives are frequently used for the management of this condition, though they are not approved for IBS-C.

Opioid-Induced Constipation (OIC)

OIC is a common adverse effect of chronic opioid use. Binding of opioids to peripheral opioid receptors in the gastrointestinal tract results in reduction of secretion of electrolytes, such as chloride, and subsequent reduction in small intestinal fluid. In addition, activation of enteric opioid receptors results in abnormal gastrointestinal motility. Together, these processes result in OIC, which is characterized by infrequent and incomplete evacuation of stool, hard stool consistency, and straining associated with bowel movements.

Current treatment options for OIC include the use of stool softeners, enemas, suppositories and peristaltic stimulants such as senna, which stimulate muscle contractions in the bowel. Additionally, the standard prescription option for OIC is osmotic laxatives. The effectiveness of these products for the treatment of OIC is limited due to the severity of the constipation caused by opioids. In addition, physicians often cannot prescribe peristaltic stimulants for the duration of narcotic treatment because of the potential for dependence upon these stimulants. Opioid drugs are known to suppress firing of secretomotor neurons in the gut which reduces intestinal fluid secretion resulting in drier, harder stools. Lubiprostone works locally in the gut to reestablish fluid secretion thus alleviating OIC. As a result, we believe that AMITIZA holds a competitive advantage over drugs that do not work through this mechanism of action.

There are more than 200 million prescriptions for opioid use in the U.S. annually, and a substantial number of these prescriptions are for non-cancer chronic pain. Market research indicates that there are approximately 2.5-4.5 million moderate to severe sufferers of OIC, and 40-80% of patients taking opioids chronically for non-cancer pain report constipation in the U.S.

Asia

In Japan, AMITIZA was approved in June 2012 for the treatment of CC excluding constipation caused by organic diseases, by the Ministry of Health, Labour and Welfare (MHLW). AMITIZA is Japan’s only prescription medicine for CC.

In Japan, Abbott Laboratories, Inc. and Mylan, Inc. (Mylan) closed Mylan’s purchase of Abbott’s non-U.S. developed markets specialty and branded generics business in February 2015, which included the license, commercialization and supply agreement (Japan Mylan Agreement) with us, dated February 2009. We did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan. AMITIZA is currently marketed under the Japan Mylan Agreement. More information on our collaboration with Mylan is found under the heading “Japan Mylan Agreement”.

In China, we signed the China Gloria Agreement to license, develop, commercialize and supply AMITIZA in the People’s Republic of China in May 2015. More information on our collaboration with Gloria is found under the heading “China Gloria Agreement.”

Chronic Constipation (CC)

According to MHLW epidemiology data, millions of people in Japan may live daily with the pain and discomfort of CC, yet not seek physician care. Medical attention could mean early diagnosis and effective, long-term treatment.

It is estimated that approximately 14.3% of the Japanese population, or over 18 million people, suffer from CC.

Other Global Markets

In October 2014, we signed an exclusive license, development, commercialization and supply agreement (Global Takeda Agreement) with Takeda to develop and commercialize AMITIZA in all global markets except in the U.S., Canada, Japan and the People’s Republic of China. More information on our collaboration with Takeda in global markets is found under the heading “Global Takeda Agreement.”

In the United Kingdom (U.K.), we received approval from the Medicines and Healthcare Products Regulatory Agency (MHRA) in September 2012 for the use of AMITIZA to treat CIC, and we made AMITIZA available in the U.K. in the fourth quarter of 2013. In 2014, we resubmitted an application to the MHRA for approval of AMITIZA for OIC following the MHRA’s initial decision to not approve AMITIZA for OIC in March 2014. In January 2016, we received notification from the MHRA that the appeal for the OIC indication was not approved. We will not pursue additional filings in the U.K. at this time. In July 2014, the National Institute of Health and Care Excellence (NICE) published the technology appraisal guidance recommending the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed laxatives. In January 2015, we successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting in a recommendation for marketing authorization in these markets.

In Switzerland, AMITIZA was approved to treat CIC in 2009. In 2012, we reached an agreement with the Bundesamt fur Gesundheit (BAG), the Federal Office of Public Health in Switzerland, on a reimbursement price and limitations for AMITIZA in Switzerland, and began active marketing in the first quarter of 2013. In February 2014, we announced that the BAG revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the SL to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period.

In Switzerland, AMITIZA was approved for the treatment of OIC in chronic, non-cancer adult patients in July 2014 by the Swissmedic, the Swiss Agency for Therapeutic Products.

Takeda became the marketing authorization holder in Switzerland in April 2015 and is expected to become the marketing authorization holder in the U.K., Austria, Belgium, Germany, Italy, Ireland, Luxembourg, the Netherlands and Spain in the first half of 2016.

Chronic Idiopathic Constipation (CIC)

A study published in The American Journal of Gastroenterology in September 2011 estimates that approximately 16% of adults over 15 years of age, or over 42 million people, in Northern Europe suffer from CIC.

In a study conducted in ten European countries, including Switzerland, the results of which were published in Alimentary Pharmacology and Therapeutics in 2012, approximately 28% of the participants suffering from constipation for at least 6 months were dissatisfied with their current treatment options using laxatives. Of that group, approximately 83% were interested in seeking alternative methods to relieve their constipation.

In October 2015, we and Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. We expect to initiate phase 3 registration trials in Russia, Mexico, and Korea in the first half of 2016. A new drug application (NDA) for the treatment of CIC, IBS-C, and OIC was submitted in Kazakhstan in December 2015.

RESCULA (unoprostone isopropyl)

RESCULA is a Big Potassium (BK) channel activator, which is different from other intraocular pressure (IOP) lowering agents. As part of the acquisition of R-Tech in October 2015, we acquired global rights to RESCULA.

United States

In the fourth quarter of 2014 we ceased marketing RESCULA and no product was made available after the March 2015 expiration date. In May 2015, we returned all licenses for unoprostone isopropyl to R-Tech.

Asia

In Japan, RESCULA was approved by the MHLW in 1994 for the treatment of glaucoma and ocular hypertension. In Japan, RESCULA is no longer protected by regulatory or intellectual property exclusivity. In March 2012, R-Tech signed a distribution agreement (Japan Santen Agreement) with Santen Pharmaceutical Co., Ltd. (Santen) to commercialize RESCULA in Japan. As part of the acquisition of R-Tech in 2015, we acquired R-Tech’s rights and obligations under the Japan Santen Agreement. For more information on R-Tech’s collaboration with Santen, see “Other Agreements - Japan Santen Agreement” below.

In South Korea, we signed the distribution agreement with Dong-A Pharm, Co., Ltd in April, 2010.

In Taiwan, we signed a manufacturing and supply agreement with Sinphar Pharmaceutical, Co., Ltd and also executed the distribution agreement with Zuelliq Pharma, Ltd in April, 2013.

Our Clinical Development Programs

Lubiprostone Lifecycle Management

Alternate Formulation

It is estimated that approximately 40% of American adults have difficulty swallowing pills. Of those who have experienced difficulty swallowing pills, approximately 14% have delayed taking doses of their medication, 8% have skipped a dose and 4% have discontinued using their medication. In addition, the current formulation of pills is not amenable for administration to young children (6 months and older). We are developing an alternate formulation of lubiprostone both for adult and pediatric patients who are unable to tolerate capsules, or for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the costs, up to a specified amount, of the development of this alternate formulation and we expect to initiate a phase 3 trial of the alternate formulation of lubiprostone in adults in the second half of 2016.

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

An analysis of longitudinal data in the U.S. showed that over the last decade there has been a nearly 4-fold increase in rates of constipation. Nevertheless, the estimates of the prevalence rate of functional constipation in the pediatric population worldwide have varied greatly, from 4% to 37%. Regardless of this wide range of estimated prevalence, only 50-70% of children with functional constipation achieve long-term improvement with the current treatments, indicating a need for better treatments.

The phase 3 program required to support an application for marketing approval of lubiprostone for pediatric functional constipation comprises four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial that was initiated in December 2013. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. Following the successful completion of the phase 3 trial for the alternative formulation of lubiprostone, as described above, we are also planning to initiate two additional trials in our phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years testing the alternative formulation. Takeda has agreed to fund 70% of the costs, up to a specified amount, of this pediatric functional constipation program.

Cobiprostone

Cobiprostone, like AMITIZA, is an activator of the chloride ion channel, ClC-2, which is known to be present in gastrointestinal, liver and lung cells.

Oral Mucositis (OM)

A potential indication for cobiprostone is the prevention and/or treatment of OM.

OM refers to the serious inflammation of oral mucosa that results in patients that are undergoing chemotherapy (CT) and or radiation therapy (RT) and is the primary dose limiting adverse effect, accounting for greater than 60% of the treatment interruptions OM, symptoms include mouth pain, sores, infection, and bleeding. The condition is typically manifested as erythema or ulcerations, and may be exacerbated by local factors. Erythematous mucositis typically appears 7-10 days after initiation of radiation or high-dose cancer therapy. Additional consequences of OM include weight loss, use of feeding tube, hospitalization and dysphagia. We are initially focusing on treating patients for HNC that undergo RT. Most (89-100%) of these patients are at high risk of developing OM depending on whether the RT is in combination with CT or altered fractionation RT. Subsequently we may look at other patients who by virtue of their treatments, are at risk for developing OM which may be induced by CT of solid tumors or occur in patients being treated for hematopoietic stem cell transplant.

There is a large unmet medical need in OM. Currently treatment is largely palliative and includes basic oral care, cryotherapy, topical rinses, such as lidocaine, and carbomer. In the United States, there is currently no approved pharmaceutical treatment available to address OM. Palifermin, a growth factor, has been approved to treat OM in stem cell transplant patients who have undergone myelotoxic therapy.

It is estimated that 3-5% of all cancers are HNC and annually, in the United States, approximately 60,000 patients develop HNC and approximately 12,000 patients die from HNC. Half of the diagnosed patient have advanced stage disease and are treated with radiation. Worldwide, there are approximately 550,000 HNC cases annually.

In May 2015, the U.S. FDA granted Fast Track Designation for cobiprostone for the prevention of OM. In September 2015, we initiated a phase 2a clinical trial in the United States of cobiprostone oral spray for the prevention of OM in patients suffering from HNC receiving concurrent RT and CT.

Proton Pump Inhibitor-Refractory Non-Erosive Reflux Disease (NERD)/symptomatic Gastroesophageal Reflux Disease (sGERD)

We are developing cobiprostone to treat patients with non-erosive reflux disease (NERD) who have not had responded adequately to treatment with proton pump inhibitors (PPI) and continue to have troublesome gastroesophageal reflux symptoms despite PPI treatment.

About 20% of the U.S. adult population experiences GERD symptoms at least weekly. Furthermore, 50-70% of patients with typical symptoms have no endoscopic (macroscopic) evidence of erosive esophagitis. These patients are considered to have NERD.

NERD is a major subtype of GERD disease that is characterized macroscopically by the normal appearance of mucosa, but nevertheless patients have persistent symptoms of reflux disease. Microscopically NERD appears to be characterized by dilated intercellular spaces which may allow access of acid to the receptors in the nerves that signal to the brain.

GERD affects 25% to 40% of the adult population of the United States to some degree at some point.

To date the medical treatment of GERD patients is primarily focused on the inhibition of gastric acid secretion with drugs such as PPIs. However, approximately 10-40% of patients with GERD fail to respond adequately to a standard-dose PPI treatment. NERD is one of the major areas of unmet need in the treatment of GERD and is related to less than optimal response to PPI therapy. NERD patients have a significantly lower response rate to PPI therapy as compared with other GERD groups and consequently constitute the majority of patients with refractory heartburn.

In December 2014, we initiated a phase 2a clinical trial in Japan for cobiprostone in NERD/sGERD patients who have had a non-satisfactory response to proton pump inhibitors. We expect to announce top-line data from this trial in the first half of 2016.

Unoprostone Isopropyl

Following our cessation of U.S. commercialization activities for RESCULA in 2014 and an analysis of preliminary top-line data from R-Tech’s phase 3 trial of unoprostone isopropyl in retinitis pigmentosa, we decided to discontinue development of the compound.

VAP-1 Inhibitors

Vascular adhesion protein (VAP-1) inhibitors are both an enzyme and an adhesion protein that has been implicated in the pathogenesis of inflammatory diseases. It mediates the interaction of leukocytes with the vasculature and plays an important role in immune cell trafficking. There are multiple opportunities for VAP-1 inhibitors in disease areas with great unmet medical needs and commercial opportunity. These include both autoimmune and inflammatory diseases. Additionally there is a growing understanding of the potential of VAP-1 inhibitors in regulating immune responses in cancer.

RTU-1096

RTU-1096 is an oral compound under development for the treatment of nonalcoholic steatohepatitis (NASH), chronic obstructive pulmonary disease (COPD), diabetic macular edema (DME) and diabetic retinopathy (DR) and immuno-oncology. In the first quarter of 2016, we completed a phase 1 trial in healthy individuals to evaluate the safety and pharmacokinetics of RTU-1096 and intend to assess the results in the first half of 2016. We will also look to generate additional preclinical data in the emerging area of immuno-oncology, to support the potential use of our molecules as a combination therapy with check-point pathway inhibitors.

RTU-009

RTU-009 is a pre-clinical stage, injectable VAP-1 inhibitor that is being studied in animal models of acute cerebral infarction. VAP-1 is found to cause increases in vascular cell damage, which lead to stroke. RTU-009 may inhibit VAP-1 and control the underlying cause of disease. We intend to complete IND-enabling studies, and thereafter initiate clinical development.

CPP 1-X/Sulindac Combination Product

This product is currently in a Phase 3 clinical trial, conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under our agreement with CPP, we have the exclusive option to license this product for North America. There are currently no approved treatments for FAP and no other products in late-stage development.  A genetic disease, FAP typically develops into colon cancer if left untreated.  Current treatment paradigms require patients to undergo the progressive removal of colon and rectum, ongoing endoscopies of the GI tract, and additional surgery throughout life.  As a result, patients with FAP experience poor quality of life, inconvenience and significant cost.  FAP has been designated an orphan indication in the U.S. and Europe, with a prevalence of about 1 in 10,000, and approximately 30,000 cases currently in the United States.

CPP-1X/sulindac oral combination product has demonstrated robust Phase 2 data in sporadic colon adenoma, additional evidence of efficacy in FAP with CPP-1X combinations, and has shown to be well-tolerated.  The ongoing Phase 3 study is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators.  Enrollment in the study is expected to be complete in the first half of 2016 and the trial is expected to conclude in 2018.

AMITIZA Collaboration Agreements

We have the following collaboration agreements with our partners to supply, develop and commercialize AMITIZA. The collaboration agreements entered into are covered by geographic location. The acquisition of R-Tech in October 2015 enabled us to secure a larger portion of the global economics of AMITIZA, as R-Tech is the exclusive manufacturer and supplier of AMITIZA.

North America Takeda Agreement

In October 2004, we entered into an agreement with Takeda to supply, develop and commercialize AMITIZA for gastrointestinal indications in the U.S. and Canada. The original agreement was amended on February 1, 2006 through a supplemental agreement, and in October 2014 we and Takeda and certain Takeda affiliates executed amendments to the agreement. Collectively, these are referred to as the North America Takeda Agreement. Payments to us under these agreements include a non-refundable upfront payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs, product royalties and product sales.

Under the North America Takeda Agreement, which has an initial contract term through 2020, and thereafter continues until terminated by Takeda in its sole discretion:

•	We recognize product sales revenue from the supply of AMITIZA to Takeda at a negotiated supply price.
•	We recognize royalty income from Takeda’s net sales of AMITIZA in the U.S. and Canada. The royalty rates consists of several tiers ranging from 18%-26% with the royalty rate resetting every year:
•	We recognize research and development revenue for the reimbursement of research and development costs as Takeda has agreed to fund all development costs, including regulatory-required studies, to a maximum of $50.0 million for each additional indication and $20.0 million for each additional formulation. Takeda and we have agreed to equally share all costs in excess of those amounts. With respect to any studies required to modify or expand the label for AMITIZA for the treatment of CIC, IBS-C or OIC, Takeda has agreed to fund 70% of the costs of such studies, and we have agreed to fund the remainder. Additionally, Takeda has agreed to fund 100% of the development costs for the new formulation of AMITIZA, and 70% of the development costs for the treatment of pediatric functional constipation.
•	Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce it when a generic equivalent enters the market.
•	We retain the right to co-promote AMITIZA for gastrointestinal indications. In December 2014, as part of the amendments to the North America Takeda Agreement, we ceased our co-promoting activity.
•	We are eligible for additional commercial milestone payments contingent on the achievement of certain net sales revenue targets.
•	Our collaboration with Takeda is administered in part by four committees consisting of an equal number of representatives from both companies. In the case of a deadlock within the joint steering committee, our chief executive officer has the determining vote on matter arising from the joint development and manufacturing committees, while the chief operating officer of Takeda has the determining vote on matters arising from the joint commercialization committee.
•	During the extended term, beginning on January 1, 2021, we will share equally with Takeda in the net annual sales revenue from branded AMITIZA sales.

Global Takeda Agreement

In October 2014, we entered into the Global Takeda Agreement to develop and commercialize AMITIZA for gastrointestinal indications. The territories excluded from the Global Takeda Agreement are Canada, the U.S., Japan and the People’s Republic of China. Canada and the U.S. are covered by the North America Takeda Agreement, Japan is covered by the Japan Mylan Agreement, and China is covered by the China Gloria Agreement. The agreement is effective until it expires on a country-by-country basis on the fourteenth anniversary of the date of first commercial sale in that country. Under the terms of the agreement:

•	We received an upfront payment of $14.0 million from Takeda during October 2014.
•	We will recognize revenues from the product sales of AMITIZA to Takeda at a negotiated supply price.
•	We are eligible for up to $35.0 million in commercial milestone payments contingent on the achievement of certain net sales revenue targets.
•	We are responsible for the first $6.0 million in development costs, and Takeda is responsible for all subsequent development activities and related costs.
•	Takeda is the marketing authorization holder for Switzerland.
•	Takeda will request the regulatory authorities to transfer the market authorization for the U.K. and will become the marketing authorization holder for other countries upon regulatory approval and will be responsible for all commercialization and regulatory activities.

Japan Mylan Agreement

In February 2009, we entered into a license, commercialization and supply agreement (the Japan Mylan Agreement) for AMITIZA in Japan with Mylan. Under the terms of the Japan Mylan Agreement (which continues until 2027):

•	We recognize revenues from the product sales of AMITIZA to Mylan at a negotiated supply price.
•	Mylan has a right of first exclusive negotiation to obtain a license to develop and commercialize AMITIZA in Japan for any new indications that we may develop, such as OIC. We retain the rights to AMITIZA for all other therapeutic uses. We are required to fund and complete all the development work including any additional clinical studies required to maintain regulatory approval in Japan. We own all the rights covered under the regulatory filings.

•	Mylan is required to fund and undertake all commercialization efforts including pre-launch and post-launch marketing, promotion and distribution. Mylan is required to maintain the number of sales staff and the estimated level of annual net sales based on the commercialization plan approved by the committees described below.
•	We have retained the right to co-promote the product in Japan under certain conditions and all other development and commercialization rights to all other therapeutic areas and are responsible for the cost of co-promotion.
•	Our collaboration efforts under the Japan Mylan Agreement are administered by two committees consisting of an equal number of representatives from both parties.

China Gloria Agreement

In May 2015, we entered into an exclusive license, development, commercialization and supply agreement (China Gloria Agreement), for AMITIZA in the People’s Republic of China. The China Gloria Agreement is effective until the thirteenth anniversary of the effective date and will automatically renew for successive three year periods unless terminated upon one year’s prior written notice by one of the parties. Under the terms of the China Gloria Agreement:

•	We received an upfront payment of $1.0 million from Gloria during May 2015 and an upfront payment of $500,000 in June 2015 after the CFDA accepted the IND application for a pivotal trial of AMITIZA in patients with CIC.

•	We are eligible to receive an additional payment in the amount of $1.5 million upon the occurrence of a specified regulatory or commercial milestone event.

•	Gloria is responsible for all development activities and costs, as well as commercialization and regulatory activities, for AMITIZA in the People’s Republic of China.

•	We will be the exclusive supplier of AMITIZA to Gloria at an agreed upon supply price.

RESCULA Agreement

Japan Santen Agreement

In March 2012, R-Tech entered into an exclusive transaction agreement (Japan Santen Agreement) with Santen Pharmaceutical Co. Ltd (Santen) to commercialize RESCULA in Japan. The initial term of the Japan Santen Agreement ends on March 31, 2016; thereafter, the agreement automatically extends for successive one-year renewal terms unless either party gives the other party an 11-month prior notice. Under the terms of the Japan Santen Agreement we recognize revenues from the product sales of RESCULA to Santen at a negotiated price.

Pipeline Agreement

CPP Agreement

In January 2016, we entered into an option and collaboration agreement (CPP Agreement) under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted us the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. Under the terms of the CPP Agreement:

•	We have invested $5.0 million in CPP in the form of a convertible note, with a planned additional $5.0 million equity investment in CPP’s next qualified financing, which will be either an IPO or a private financing as defined by the agreement;
•	We will pay CPP an option fee of up to $7.5 million, payable in two tranches; the first tranche of $3.0 million was paid as signing;
•	CPP will complete the ongoing phase 3 trial off CPP-1x/sulindac for the treatment of FAP under the oversight of a joint steering committee;
•	Upon exercise of our exclusive option, we would acquire an exclusive license to the product, for all indications, and would be obligated to pay CPP up to an aggregate of $190.0 million in license fees and milestone payments upon the achievement of specified clinical development and sales milestones; and
•	We and CPP would share equally in profits from the sale of licensed products.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for the technology and know-how upon which our products are based, to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights.

We hold the ownership rights to develop and commercialize Prostones and VAP-1 inhibitors covered by patents and patent applications. Our portfolio of patents includes patents or patent applications with claims directed to compositions of matter, including both compounds and pharmaceutical formulations, methods of use, or a combination of these claims, and methods of manufacturing the compounds. Depending upon the timing, duration and specifics of FDA approval of the use of a compound for a specific indication, some of our U.S. patents may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act.

As of December 31, 2015, the patent rights relating to lubiprostone include compositions of matter, methods of use and methods of manufacturing, including 16 patents listed in the U.S. FDA Orange Book. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulations and other claims. The U.S. patents expire between 2020 and 2027. Other foreign patents expire between 2020 and 2028.

As of December 31, 2015, the patent rights relating to unoprostone isopropyl include compositions of matter, methods of use and methods of manufacturing, including two patents listed in the U.S. FDA Orange Book. The U.S. patents relating to compositions of matter expire between 2018; those relating to method of use expire in 2031. The other foreign patents and patent applications expire between 2029 and 2035.

The patent rights relating to cobiprostone include compositions of matter, methods of use and methods of manufacturing. These patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulations and other claims. The U.S. patents relating to compositions of matter expire between 2020 and 2027. The other U.S. and foreign patents/patent applications expire between 2020 and 2035.

The patent rights relating to VAP-1 Inhibitors (RTU-1096 and RTU-009) include compositions of matter. The U.S. patents relating to compositions of matter expire between 2029 and 2031. The other U.S. and foreign patents/patent applications expire between 2029 and 2036.

We are actively seeking to augment our portfolio of compounds by focusing on the development of new chemical entities, or NCEs, which have not previously received FDA approval. Upon approval by the FDA, NCEs are entitled to market exclusivity in the U.S. with respect to generic drug products for a period of five years from the date of FDA approval, even if the related patents have expired. We are also engaged in lifecycle management strategies for our marketed products.

Manufacturing

We acquired R-Tech in October 2015. The acquisition transferred direct control and management to us for the production and supply chain of commercial quantities of AMITIZA or preclinical or clinical supplies of the other prostone compounds that we are testing in our development programs. This also includes the manufacture of RESCULA, cobiprostone and ion channel activators and any of our future prostone compounds.

Our manufacturing network is a combination of owned assets and external suppliers. There are existing supply agreements between R-Tech and the external suppliers to ensure continued supply of our products.

Competition

AMITIZA (lubiprostone)

In the U.S., an estimated 40-50 million patients who suffer from constipation that is idiopathic in nature or a consequence of other conditions such as IBS or chronic opioid use. Many patients are currently treated for CIC, IBS-C or OIC with a variety of medications. Over-the-counter (OTC) medications are available and are generally intended to provide relief for occasional constipation. Prescription products are also available and are generally intended to provide relief for chronic constipation. As such, the U.S. constipation market is expansive and diverse with a multitude of products intended to treat a large heterogeneous patient population.

The prescription chronic constipation market can generally be bifurcated into two categories: 1) generic laxatives and 2) branded products. Generic laxatives make up roughly 70%-80% of the total prescription volume while branded prescriptions have grown to represent 20%-30% of the prescription market. The branded prescription products are briefly described below:

•	AMITIZA (lubiprostone): AMITIZA, is approved by the FDA for the treatment of CIC (from an unknown cause; not constipation due to another condition or treatment), IBS-C and CIC. AMITIZA softens the stool by increasing its water content, so the stool can pass easily. AMITIZA is taken twice daily.
•	Linzess (linaclotide): Linzess is approved of CIC and IBS-C. This drug is a capsule taken once daily and helps relieve constipation by helping bowel movements occur more often. It is not approved for use in those age 17 years and younger.
•	Lactulose: Lactulose, a prescription laxative for chronic constipation, draws water into the bowel to soften and loosen the stool.
•	Polyethylene glycol (PEG): PEG is an osmotic laxative for chronic constipation and causes water to remain in the stool, which results in softer stools.
•	Movantik (naloxegol): Movantik is approved for OIC. This drug works by binding to mu-receptors in the brain and other parts of the central nervous system to block pains signals as well as bind to mu-receptors in the bowel which may cause OIC.

At this time AMITIZA is the only branded product that has a unique mechanism of action. AMITIZA is also the only branded product on the market today to be indicated in three separate indications for CIC, IBS-C and OIC.

AMITIZA Competitors

The key branded and generic products currently on the U.S. market include:

Product	Company	Approved Indications
AMITIZA (lubiprostone)	Sucampo/Takeda	CIC, IBS-C, OIC
Linzess (linaclotide)	Allergan/Ironwood	CIC, IBS-C
Movantik (naloxegol)	AstraZeneca	OIC
Relistor (SQ) (methylnaltrexone bromide)	Valeant/Progenics	Chronic Constipation
Lactulose	Several	CIC, IBIS-C
Generic PEG	Several	Chronic Constipation

Key pipeline competitors include:

Product	Company	Status
Plecanatide	Synergy Pharmaceuticals Inc.	CIC filed January 2016 IBS-C filing expected Q4 2016
Naldemedine	Shionogi	OIC Phase III; positive Phase III topline, expected filing H1 2016

Other agents in various stages of development include:

Product	Company	Status
Tenapanor	Ardelyx	IBS-C, Phase III
Linaclotide	Allergan/Ironwood	Linaclotide Colonic Release, Phase II
RM-131/relamorelin	Ipsen/Rhythm	CIC, Phase II
TD-1211/axelopran	Theravance	OIC, Phase II
SP-333/dolcanatide	Synergy	OIC, IBD Phase II

Additionally, there are several 5-HT Receptor agonists in various stages of development as well (Resolor/Shire Phase III in CIC, YKP-10811/SK Biopharma in CIC Phase II)

RESCULA (unoprostone isopropyl)

RESCULA (unoprostone isopropyl) is approved for Ocular Hypertension and Open-Angle Glaucoma and is currently marketed in several global regions including Japan, South Korea and Taiwan.  RESCULA was originally launched in Japan in 1994 and is no longer covered by patent or regulatory exclusivity in Japan.  RESCULA is no longer commercialized in the U.S. (it was approved by the FDA in 2000).

According to recent market data in Japan, the glaucoma treatment market grew 0.9% to ¥105.7 billion.  Treatments for glaucoma represent the largest segment of Japan’s prescription ophthalmic pharmaceutical market, accounting for approximately 33% of the total.  Increased intraocular pressure is a significant risk factor resulting in damage to the optic nerve.  This can lead to visual field loss and in some cases, blindness.  Glaucoma is the most common cause of blindness in people with ophthalmic disease in Japan. The glaucoma market is expected to expand in the future, mainly due to the increase in patient numbers owing to population aging.

RESCULA faces many competitors which promote products for primary-angle glaucoma (PAOG), and ocular hypertension.  There are several products in the regions where RESCULA is marketed that have become generic and have therefore had an impact on the usage of prostaglandins as first line therapy.  Other competitive products include latanaprost and travoprost, ophthalmic solutions and suspensions and generic beta blockers.  Prostaglandin analogues continue to have strong first line market share followed by generic beta blockers.  Our competitors are also developing additional pipeline products for PAOG and ocular hypertension.

Product Candidates

We face similar competition from approved therapies and potential pipeline products for the diseases and conditions potentially addressed by lubiprostone, unoprostone isopropyl, cobiprostone, and VAP-1 inhibitors, and are likely to face competition for any other product candidates we may elect to develop in the future.

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

Obtaining FDA approval for new products and manufacturing processes can take a number of years and involve the expenditure of substantial resources. To obtain FDA approval for the commercial sale of a therapeutic agent, the potential product must undergo testing programs on animals, the data from which is used to file an investigational NDA with the FDA. In addition, there are three phases of human testing following Good Clinical Practices (GCP) guidelines:

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

The data from these clinical tests are combined with data regarding chemistry, manufacturing and animal pharmacology and toxicology, and are then submitted to the FDA in the form of an NDA. The preparation of an NDA requires the expenditure of substantial funds and the commitment of substantial resources.

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

The FDA extensively regulates all aspects of manufacturing quality under its current good manufacturing practice (cGMP) regulations. The FDA inspects the facility or the facilities at which drug products are manufactured. The FDA will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the application and often will request corrective actions including additional validation or information.

The pharmaceutical testing and approval process requires substantial time, effort and financial resources. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

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

We rely substantially on third parties for the performance of certain activities related to the production, packaging and distribution of our drug products for clinical and commercial use. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings, precautions and contraindications. Also, new government requirements, including those resulting from new legislation, may be established that could delay or prevent regulatory approval of our products under development.

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

Canada

In Canada the new drug approval process is similar to that in the U.S. The process is divided into four phases: preclinical studies, clinical trials, new drug submission and marketing. Health Canada regulates the clinical trials and grants market authorization based on an assessment of the safety, efficacy and quality of drug products. In addition to approval of new drugs, the federal government also regulates drug pricing through the Patented Medicines Prices Review Board (PMPRB).

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

Japan

In Japan, pre-marketing approval and clinical studies are required for all pharmaceutical products. The regulatory requirements for pharmaceuticals in Japan have in the past been so lengthy and costly that it has been cost-prohibitive for many pharmaceutical companies. Historically, Japan has required that pivotal clinical data submitted in support of a NDA be performed on Japanese patients. Recently, however, as a part of the global drug harmonization process, Japan has signaled a willingness to accept U.S. or E.U. patient data when submitted along with a bridging study, which demonstrates that Japanese and non-Japanese subjects react comparably to the product. This approach, which is executed on a case-by-case basis, may reduce the time required for approval and introduction of new products into the Japanese market. To obtain manufacturing/marketing approval, we must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy and safety of a new drug. A data compliance review, GCP on-site inspection, cGMP audit and detailed data review are undertaken by the PMDA. The application is then discussed by the committees of the Pharmaceutical Affairs and Food Sanitation Council (PAFSC). Based on the results of these reviews, the final decision on approval is made by MHLW. After the approval, negotiations regarding the reimbursement price with MHLW will begin. The price will be determined within 60 to 90 days unless the applicant disagrees, which may result in extended pricing negotiations.

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

Pharmaceutical Pricing and Reimbursement

In the U.S. and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, pharmacy benefit managers, private health insurers and other organizations. These third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare product candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our products may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

United States

Federal, state and local governments in the U.S. continue to work towards significant legislation aimed to limit the growth of healthcare costs, including the cost of prescription drugs. Following the U.S. Supreme Court decision in June 2012 upholding the Patient Protection and Affordable Care Act there has been an increase in the pace of regulatory issuances by those U.S. government agencies designated to carry out the extensive requirements of the ACA. These regulatory actions are expected to have both positive and negative impacts on the U.S. healthcare industry, although uncertainty remains regarding the ACA’s ultimate effects. This legislation has both current and long term impacts on us. The provisions of the U.S. Healthcare Reform Act are effective on various dates over the next several years.

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

Canada

The purpose of the PMPRB is to ensure that prices of patented and non-patented medicines are not excessive. Accordingly, the PMPRB monitors and reports prices of non-patented drugs and publishes annual reports on the prices using international median prices as a benchmark. The PMPRB does not set drug prices, analyze relative cost effectiveness or value of new drugs or take an active role in formulary listing and reimbursement pricing as these responsibilities are assumed either by the provinces and territories. In order to determine whether the price for a given drug is “excessive”, new drugs are labelled in one of three categories: Category 1 refers to line extensions of existing medicines. The price of a Category 1 drug is presumed excessive if it does not bear a reasonable relationship to the price of other medicines of the same strength sold by the patentee; Category 2 refers to breakthrough or substantial improvements over existing drugs. The price of a Category 2 drug is presumed excessive if it exceeds the prices of all the medicines in the same therapeutic class or the median of the prices in seven countries (France, Germany, Italy, Sweden, Switzerland, the U.K. and the U.S.). Category 3 refers to new chemical entities offering moderate, little or no therapeutic improvement. The price of a Category 3 drug is presumed excessive if it exceeds the prices of all the medicines in the same therapeutic class. The PMPRB also monitors the price of existing drugs, which is considered excessive if it exceeds the increase in the general Canadian Consumer Price Index. When manufacturers set the price of a patented medicine too high, the PMPRB first attempts to have the manufacturer reduce the price voluntarily. Barring this, it can hold a public hearing into the price following which it can order the manufacturer to reduce the price, withdraw the manufacturer’s market authorization, or impose a fine equal to or double the amount of the excessive increase in price.

Europe

Different pricing and reimbursement schemes exist in other countries. In Europe, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from state to state. Some jurisdictions permit products to be marketed only after a reimbursement price has been agreed. Other states allow companies to fix their own prices for medicines, but monitor company profits. In some cases, pharmacoeconomic analyses from clinical studies and other available resources are used to establish pricing using risk-benefit comparisons with currently available products.

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

Employees

As of March 1, 2016, we had 159 full-time employees, including 65 with doctoral or other advanced degrees. Of our workforce, 105 employees are engaged in research, development and manufacturing, and 54 are engaged in business development, legal, finance, administration and sales and marketing. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Research and Development

For information regarding research and development expenses incurred during 2015, 2014 and 2013, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expenses”.

Financial Information About Geographic Areas

Consolidated revenues by geographic area where derived are as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
United States	$95,769	$74,688	$73,637
Japan	55,371	32,128	15,849
Rest of the world	2,040	8,634	108
Total	$153,180	$115,450	$89,594

Total revenues generated outside the U.S. were $57.4 million, $40.8 million and $16.0 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Property and equipment, net by geographic area where located is as follows:

	December 31,
(In thousands)	2015	2014	2013
United States	$3,105	$566	$869
Japan	3,232	114	175
Rest of the world	56	83	112
Total	$6,393	$763	$1,156

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

Our Corporate Information

We were incorporated under the laws of Delaware in December 1996.

The following is a list of our direct and indirect subsidiaries as of December 31, 2015:

Subsidiary	State or other jurisdiction of incorporation or organization
Sucampo Pharma Americas, LLC	Delaware
Sucampo LLC	Delaware
Sucampo AG	Switzerland
Sucampo Pharma, LLC	Japan
Sucampo Pharma Europe Ltd.	United Kingdom
R-Tech Ueno, Ltd.	Japan
Sucampo Acquisitions GmbH	Switzerland

Our principal executive offices are located at 805 King Farm Boulevard, Suite 550, Rockville, Maryland 20850, and our telephone number is (301) 961-3400.

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

Our business currently depends entirely on the successful commercialization of our first product, lubiprostone. Lubiprostone was launched in the U.S. in 2006 under the brand name AMITIZA. AMITIZA is currently marketed in the U.S., U.K., Switzerland and Japan for various indications. We have a limited history of generating global revenues from the sale of lubiprostone. Prior to the acquisition of R-Tech (the Acquisition), R-Tech was responsible for the manufacture and supply of all of our drug products for commercial use and clinical development. Through the Acquisition, we obtained control over the manufacturing and supply chain of AMITIZA. This increased responsibility could detract attention from operating the day-to-day components of our business prior to the Acquisition.

Our ability to meet expectations with respect to global sales of lubiprostone and revenues from such sales, and to attain profitability and maintain positive cash flow from the lubiprostone business, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•	our and our partners’ ability to continue to build, and to maintain, market acceptance for lubiprostone among healthcare professionals and patients in the U.S., and to gain such market acceptance in the countries where lubiprostone is approved, or may in the future receive approval;
•	the efforts of Takeda and Mylan to commercialize and maximize net sales revenue of AMITIZA;
•	the degree to which both physicians and patients determine that the safety and side effect profiles of lubiprostone are manageable, and that the benefits of lubiprostone outweigh the risks;
•	the current and future prevalence of CIC, IBS-C, OIC, or chronic constipation;
•	the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for lubiprostone at the prices at which we offer lubiprostone without imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of patients to commit to any co-pay amounts for lubiprostone applicable under their insurance coverage;
•	our commercial partners’ ability to obtain pricing approval and/or reimbursement required for selling lubiprostone in the major countries of the E.U., Japan and in other countries in which we may receive approval to market lubiprostone on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous caps, rebate, risk sharing or other requirements which effectively and significantly lower the reimbursement rates for lubiprostone;
•	the extent of the likely negative impact of the introduction of new competitive products on sales of lubiprostone;
•	our ability to gain regulatory approval of lubiprostone outside the countries in which we have already received approval without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and E.U.;
•	our ability to accurately forecast revenues from sales of lubiprostone and the metrics that impact revenues, such as prescription rate, short-term and long-term drop-out rate, conversion rate, reimbursement and pricing; the timing and availability of named patient sales and the impact of future competition;
•	our ability to successfully gain approval of a dosage form of lubiprostone for pediatric functional constipation, and to generate revenues from sales of the dosage form for pediatric functional constipation, if approved;
•	successful completion of clinical trials of AMITIZA for the treatment of other constipation-related gastrointestinal indications beyond CIC, IBS-C and OIC as well as other dosage forms other than the 24 mcg and 8 mcg soft gelatin capsule, and successful commercialization of these indications and dosage forms within and outside the U.S.;
•	our ability to manufacture sufficient bulk quantities of active pharmaceutical ingredient and sufficient quantities of each dosage strength and dosage form of lubiprostone to meet demand;
•	our ability to hire and retain key personnel necessary to optimize the lubiprostone business; and

•	our and our partners’ ability to continue to execute effectively on key activities related to lubiprostone in the U.S. and to launch lubiprostone successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval, and the level of cost required to conduct such activities.

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

Our product, AMITIZA, faces competition from competitors’ products. Specifically, AMITIZA faces competition from linaclotide which is approved for two of the three indications that AMITIZA has been approved in the U.S. and for IBS-C in certain European countries. Its manufacturer is seeking approval in other markets for IBS-C that we currently or intend to market AMITIZA. We also face competition from naloxegol which is approved for OIC in the U.S. and E.U. Competitor products such as linaclotide and naloxegol may be more effective or more effectively marketed and sold than AMITIZA is by our partners or by us. Alternatively, in the case of generic competition, including the generic availability of competitors’ branded products, they may be equally safe and effective products that are sold at a substantially lower price than our products. As a result, if we fail to maintain its competitive position, this could have a material adverse effect on its business, cash flow, results of operations, financial position and prospects.

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

For most of our operating history, we have been a research and development company. As we continue to expand our management, organizational and operational capabilities, expand our global partnerships, develop our diversified product pipeline, acquire non-prostone clinical candidates, and enhance our capital structure, our operations will focus on organizing and staffing our company, building the necessary infrastructure to support these capabilities, developing the pipeline and non-prostone technologies which we may acquire, undertaking preclinical and clinical trials of our product candidates, and pursuing the regulatory approval processes for additional indications for AMITIZA. Though we will continue to rely upon Takeda and Mylan to commercialize AMITIZA in most of the world, we may not be able to cause these third parties to effectively market and sell AMITIZA. In addition, we may encounter unforeseen expenses, difficulties, complications and delays as Takeda obtains regulatory approvals and establishes the commercial markets for AMITIZA outside of North America, Japan and China. As we continue to develop and seek regulatory approval of our product candidates, both within and outside the U.S., it could be difficult for us to access capital, to build the necessary infrastructure, to obtain and devote the resources necessary to obtain and develop product candidates, to effectively sell our products, and to provide resources to support commercialization of our products.

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

In March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted in the U.S. In 2012, the U.S. Supreme Court upheld the ACA. This legislation may have both immediate and long-term impacts on us. A number of the provisions of legislation require rulemaking action by governmental agencies to implement, many of which have not yet occurred. The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rulemaking.

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

In the U.S., the E.U., and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

We may generate growth through acquisitions and in-licensing and such strategy may not be successful if we are not able to identify suitable acquisition or licensing candidates, to negotiate appropriate terms of any such transaction or to successfully manage the integration of any acquisition.

As part of our business strategy, we intend to continue pursuing strategic acquisitions and in-licensing opportunities with third parties for our existing products and to complement our existing product pipeline. We have limited experience in completing acquisitions with third parties as well as performing under in-licensing agreements and we may not be able to identify appropriate acquisition or licensing candidates or to successfully negotiate the terms of any such transaction. The licensing and acquisition of pharmaceutical and biological products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the pharmaceutical field, and they may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. If we are unable to successfully complete acquisitions or in-licensing transactions for suitable products and product candidates, our prospects for growth could suffer.

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

The acquisition of Sucampo AG (SAG), in December 2010 resulted in the issuance of two subordinated unsecured promissory notes in the aggregate amount of approximately $51.9 million to Ueno Trust and Kuno Trust. As of December 31, 2015, the outstanding balance on the notes was $17.7 million. However, on February 1, 2016, we repaid the entire outstanding balance of these notes.

In connection with the acquisition of R-Tech in October 2015, we entered into the Credit Facility and, under such facility, issued secured promissory notes in the aggregate amount of approximately $250.0 million to various lenders (the Term Notes). As of December 31, 2015, the outstanding balance on the Term Notes was $250.0 million. If we do not generate sufficient cash flows from our operations, we may not be able to pay the obligations of these notes on a timely basis, which may adversely affect our operating results. Our failure to comply with the covenants and/or obligations related to the Term Notes could result in an event of default, which could result in an immediate acceleration of the outstanding balance of the Term Notes and, if they are not repaid, foreclosure upon the assets securing our obligations under the Term Notes. These outcomes would materially and adversely affect our operating results and our financial condition. As of December 31, 2015, we were compliant with our covenants and conditions under the Term Notes.

Risks Related to Our Commercial Operations

We have a relatively short history of profitability. We may not maintain operating profitability in the future, and this could force us to delay, reduce or abandon our commercialization efforts or product development programs.

We have recorded net income since 2012. However, we expect to continue to incur significant and increasing expenses for at least the next several years as we continue our research activities, conduct development of the prostone technology, seek and develop non-prostone products and compounds, seek regulatory approvals for additional indications and additional territories for AMITIZA and for other drug candidates, and protect the patents of our products from generic challenges. Regulatory changes and changes in market conditions, including the generic competition, may require us to incur more expenses or change the timing of expenses such that we may incur unexpected losses. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to maintain profitability, the market value of our class A common stock may decline.

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

We have continued to finance much of our operations by payments received under our collaboration agreements with Takeda and Mylan. We believe that our existing cash and cash equivalents and internally generated funds that we anticipate from AMITIZA royalty revenues and product sales will be sufficient to enable us to fund our current operating expenses but not for all of our future research and development programs. Our future funding requirements, however, will depend on many factors, including:

•	actual levels of product royalty and product sales from AMITIZA;

•	the cost of commercialization activities, including product marketing, sales and distribution;
•	the scope and results of our research, preclinical and clinical development activities;
•	the timing of, and the costs involved in, obtaining regulatory approvals;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	our ability to recruit and retain internal qualified human resources to conduct these activities;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	the success of our collaboration with Takeda and Mylan;
•	the success of the commercialization efforts of AMITIZA; and
•	our ability to establish and maintain additional collaborations.

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

We expect that we will continue to seek global opportunities for our products and to develop candidates internationally in the future. Such opportunities and development will inherently subject us to a number of risks and uncertainties, including:

•	changes in international regulatory and compliance requirements that could restrict our ability to develop, market and sell our products;
•	political and economic instability;
•	diminished protection of intellectual property in some countries outside of the U.S.;
•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing international operations;
•	differing labor regulations and business practices;
•	potentially negative consequences from changes in or interpretations of tax laws;
•	changes in international medical reimbursement policies and programs;
•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates; and
•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the FCPA or similar foreign laws such as the U.K. Bribery Act.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. These or other similar risks could adversely affect our revenue and profitability. As we develop internationally, our exposure to these factors will increase.

Risks Related to Product Pipeline

If our preclinical studies do not produce successful results or if our clinical trials do not demonstrate safety and efficacy in humans, our ability to develop and commercialize our pipeline will be impaired, which may jeopardize our business.

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

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. As a result of changes in our strategy, we may change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

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

Risks Related to Manufacturing

Following our acquisition of R-Tech, we now manufacture and supply the active ingredient for our product and product candidates. However, we have limited experience in the management of pharmaceutical manufacturing operations and still rely on third parties for encapsulation, packaging and other manufacturing activities. If we or our third party manufacturers are unable to manufacture AMITIZA or our other product candidates in sufficient quantities, at acceptable quality levels and at acceptable cost and if we are unable to identify a suitable replacement manufacturer, our sales of AMITIZA and our further clinical development and commercialization of other products could be delayed, prevented or impaired.

Although we now control the manufacture and supply of AMITIZA and our other product candidates, following our acquisition of R-Tech, we have little experience in manufacturing pharmaceutical products. In addition, we currently rely, and expect to continue to rely, on various third party suppliers to create the finished, packaged forms of AMITIZA, unoprostone, cobiprostone, and any future compounds that we may determine to develop or commercialize. We do not currently have an alternative source of supply for AMITIZA, unoprostone, or cobiprostone. If we are not able to supply AMITIZA or these other compounds on a timely basis, in sufficient quantities and at acceptable levels of quality and price, and if we are unable to identify an alternate manufacturer to perform these functions on acceptable terms, sales of AMITIZA would be significantly impaired, and our development programs could be seriously jeopardized.

The risks relating to the manufacture of our products include:

•	we rely solely on our personnel, and that of our third party vendors, for quality assurance and their continued compliance with regulations relating to the manufacture of pharmaceuticals;
•	our manufacturing capacity may not be sufficient to produce commercial quantities of our product, or to keep up with subsequent increases in the quantities necessary to meet potentially growing demand;
•	we may not have access to the capital necessary to expand our manufacturing facilities in response to our needs;
•	if our operations were to be interrupted, or were we to elect to contract with another manufacturer to supply us, it would be difficult and time consuming for us to find an alternate supplier and the change would need to be submitted to and approved by the FDA and/or foreign regulatory agencies;

•	we rely on numerous sub-contractors to fulfill its manufacturing obligations, and any difficulty or disruption at one of these sub-contractors could jeopardize our ability to produce AMITIZA or our other products;
•	we may experience events, such as a fire or natural disaster, that force us to stop or curtail production for an extended period; and
•	we could encounter significant increases in labor, capital or other costs that would make it difficult to produce our products cost-effectively.

In addition, we currently use one supplier for a key ingredient used in the manufacture of prostones. We could experience delays in production should it become necessary to switch its source of supply for such ingredient to another supplier or to manufacture such ingredient itself. We have subcontracted with a single contract manufacturer to encapsulate the bulk form AMITIZA we supply into soft gelatin capsules and another manufacturer to package the final product for distribution in the U.S. If these subcontractors experience difficulties or delays in performing these services for any reason, our ability to deliver adequate supplies of finished product to physicians and patients will be impaired, which could cause us to lose revenues. In addition, any change in the party providing encapsulation of AMITIZA would need to be approved by the FDA and/or foreign regulatory agencies, and any change in the party packaging the product would need to be submitted to and reviewed by the FDA and/or foreign regulatory agencies, which could increase the time required to replace these subcontractors should that become necessary.

Our current and anticipated future dependence upon these third parties for the manufacture of our products and product candidates may adversely affect our future revenues, our cost structure, our ability to expand globally and our ability to develop product candidates and commercialize any approved products on a timely and competitive basis. In addition, if our ability to manufacture prostones for our clinical trials is impaired for any reason, we likely would experience delays in advancing these trials while we seek to identify and qualify replacement suppliers. We may be unable to obtain replacement supplies on a timely basis, on terms that are favorable to us, or at all.

We and the other third-party manufacturers of our products and product candidates are subject to significant regulations governing manufacturing facilities and procedures.

We, our subcontractors and suppliers and any other potential manufacturer of our products or product candidates may fail to comply with the FDA’s cGMP regulations or other governmental regulations. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products approved for sale. In addition, the FDA or other regulatory agencies outside the U.S. may at any time audit or inspect a manufacturing facility to ensure compliance with cGMP or similar regulations. Our failure, or the failure of our subcontractors and suppliers or any other third-party manufacturer we use, to comply with applicable manufacturing regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and product candidates.

If it were to become necessary for us to activate a second source of supply, we would compete with other companies for access to appropriate manufacturing facilities. Any such change would need to be submitted to and approved by the FDA and/or foreign regulatory agencies before commercial activities of AMITIZA or any other product could resume. Among manufacturers that operate under cGMP regulations, there are a limited number that would be both capable of manufacturing for us and willing to do so.

Risks Related to Our Dependence on Third Parties

We depend significantly on our collaborations with Takeda, Mylan Gloria, and Santen and may depend in the future on collaborations with other third parties, to develop and commercialize our product candidates.

A key element of our business strategy is to collaborate where appropriate with third parties, particularly leading pharmaceutical companies, to co-develop, commercialize and market our products and product candidates. We are currently party to the North America Takeda Agreement for the co-development and commercialization of AMITIZA for gastrointestinal indications in the U.S. and Canada, as well as to the Global License Agreement for AMITIZA whereby Takeda is responsible for all development, commercialization and regulatory activities other than in Canada, the U.S., Japan and the People’s Republic of China.

We are also party to the Japan Mylan Agreement for the development and commercialization of AMITIZA in Japan. On May 5, 2015, we entered into a license agreement with Harbin Gloria Pharmaceuticals Co., Ltd under which Gloria is responsible for all development, commercialization and regulatory activities for AMITIZA in the People’s Republic of China. We have no commercial experience collaborating with Gloria, and consequently the compatibility of our two companies is unknown.

We are a party to the Santen Agreement for the distribution and commercialization of RESCULA in Japan.

The success of our collaboration arrangements will depend heavily on the efforts and activities of Takeda, Mylan, Gloria and Santen. The risks that we face in connection with these collaborations and that we anticipate being subject to in any future collaborations, include the following:

•	our existing agreements are, and any future collaboration agreements that we may enter into are likely to be, subject to termination under various circumstances;
•	our present and future collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of their collaboration with us;
•	our present and future collaborators may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products or may use committed resources inefficiently;
•	we may become involved in disputes with our collaborators regarding operations, strategies, intellectual property or financial matters;
•	our present and future collaborators may not properly maintain or defend our intellectual property rights or may utilize our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential liability; and
•	our present and future collaborators may change the focus of their development and commercialization efforts.

The ability of our products and product candidates to reach their potential could be limited if Takeda, Mylan, Gloria, Santen or any other future collaborators decrease or fail to increase spending relating to such products, fail to dedicate sufficient resources to developing or promoting our products or change their business focus.

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

We are a member of an affiliated group of entities, and have had and will continue to have significant commercial transactions with these entities. Furthermore, we operate a number of foreign subsidiaries. We expect to operate through a consolidated organizational structure and we expect to enter into commercial transactions with some of these entities or future subsidiaries on an ongoing basis. As a result of these transactions, we will be subject to complex transfer pricing and other tax regulations in both the U.S. and the other countries in which we and our affiliates operate. Transfer pricing regulations generally require that, for tax purposes, transactions between our subsidiaries and affiliates and us be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the related party agreements. To the extent that U.S. or any foreign tax authorities disagree with our transfer pricing or other policies, we could become subject to significant tax liabilities and penalties related to prior, existing and future related party agreements. As of December 31, 2015, we performed updated tax analyses wherein liabilities for uncertain tax positions were recorded for certain state jurisdictions based on nexus related to the sourcing of revenues. Should the tax authorities in one or more of these states have different interpretations than us, we may be subject to additional tax liabilities.

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

Our licensed patents have recently been challenged in the U.S. for AMITIZA (lubiprostone) by Par and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s) and for RESCULA (unoprostone isopropyl) by Par Pharmaceutical and Apotex through the filing of ANDAs by those generic companies with the FDA. Other licensed patents may be challenged, invalidated or circumvented, which could limit the term of patent protection for lubiprostone, unoprostone isopropyl or our other products, diminish our ability to stop competitors from marketing related products, and materially adversely affect our business and results of operations. In response to the filed ANDAs, we filed patent infringement lawsuits regarding AMITIZA against Par and Dr. Reddy’s. In October 2014, we resolved our patent litigation with Par in the U.S. related to our AMITIZA (lubiprostone) 8 mcg and 24 mcg soft gelatin capsule products in which we and R-Tech granted Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule in the U.S. for the indications approved for AMITIZA beginning January 1, 2021, or earlier under certain circumstances. Beginning on January 1, 2021, Par will split with us the gross profits of the licensed products sold during the term of the agreement, which continues until each of our related patents has expired. In the event Par elects to launch an authorized generic form of lubiprostone, we agree to supply Par under the terms of a manufacturing and supply agreement at a negotiated price.

In November 2014, we, R-Tech, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy's. The lawsuit claims infringement of the same 7 patents listed in the FDA's Orange Book involved in the Par lawsuit, with the latest expiring in 2027. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Dr. Reddy's ANDA will be stayed up to 30 months from the date of receipt of the notice letter.

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

On July 10, 2015, R-Tech filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Apotex related to the ANDA previously filed by Apotex and described in further detail under the heading “Legal Proceedings”. The lawsuit claims infringement of two patents that are listed in the FDA’s Orange Book, with the latest expiring in 2021. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Apotex’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter.

We have certain patents on our products that expire in the near future. We may not be able to use other existing patents or patent applications to successfully protect our products from generic competition. In addition, changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our patents and other intellectual property or narrow the scope of the protection provided by these patents. Accordingly, we cannot determine the degree of future protection for our proprietary rights in the patents and patent applications. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, a related patent may expire or may remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Patents may not afford us protection against competitors with similar technology. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain whether a judicial court will uphold the validity of a patent.

If our patent position does not adequately protect our product and product candidates, others could compete against us more directly, which would harm our business, possibly materially.

The patent rights relating to lubiprostone consist of 16 issued U.S. patents, and various issued European and Japanese patents. Our patent rights also include various U.S., European and Japanese patent applications relating to dosing regimens, pharmaceutical formulations and other claims. The U.S. patents relating to compositions of matter expire between 2020 and 2027. The other U.S. and foreign patents expire between 2020 and 2035.

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

Regulatory authorities in some jurisdictions, including Europe and the U.S., may designate drugs that target relatively small patient populations as orphan drugs. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity. The exclusivity applies only to the indication for which the drug has been designated and approved. The applicable exclusivity period is seven years in the U.S., but this period may be interrupted if a sponsor of a competitive product that is otherwise the same drug for the same use can show that its drug is clinically superior to our orphan drug candidate. The European exclusivity period is ten years, but may be reduced to six years if a drug no longer meets the criteria for orphan drug designation, including where it is shown that the drug is sufficiently profitable so that market exclusivity is no longer justified. We unsuccessfully sought orphan drug designation from EMA for cobiprostone for the treatment of oral mucositis and we may seek such status with additional product candidates. Even if we obtain orphan drug exclusivity for specified indications, we may not be able to maintain it if a competitor with a product that is otherwise the same drug can establish that its product is clinically superior.

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

We only have regulatory approval for commercial distribution and reimbursement of lubiprostone and unoprostone isopropyl in a limited number of countries, and may not receive regulatory approval in other countries.

We are currently permitted to market our approved products in only a limited number of countries on a commercial basis. To obtain marketing approval in other countries, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. For example, we and Takeda are currently exploring the commercialization of AMITIZA in a number of countries. We may not be successful in obtaining such approval.

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

As of March 1, 2016, our founders, Dr. Ryuji Ueno and Dr. Sachiko Kuno, together through their direct or indirect interest in S&R Technology Holding, LLC, held 21,075,255 shares of class A common stock, representing approximately 46.3% of our outstanding class A common stock. Therefore, until such time that such stockholders further dispose of additional shares of class A common stock, this concentration of ownership and voting power could influence all matters requiring stockholder approval and have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

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

The price of our class A common stock is volatile; investors in our class A common stock could incur substantial losses.

The public trading market for our class A common stock is characterized by a highly volatile stock price. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market and industry factors might seriously harm the market price of our class A common stock, regardless of our operating performance. As a result of this volatility, investors may not be able to sell their class A common stock at or above the price they paid, and may have difficulty selling their shares at any price. The market price for our class A common stock may be influenced by many factors, including:

•	failure of AMITIZA (lubiprostone) or other approved products, if any, to achieve commercial success;
•	results of clinical trials of our product candidates or those of our competitors;
•	the regulatory status of our product candidates;
•	the success of competitive products or technologies;
•	regulatory developments in the U.S. and foreign countries;
•	developments or disputes concerning patents or other proprietary rights;
•	the ability of our third party suppliers and manufacturers to perform;
•	actual or anticipated fluctuations in our quarterly financial results;
•	variations in the financial results of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems and other regulatory developments;
•	market conditions in the pharmaceutical and biotechnology sectors, including those relating to the pricing of pharmaceutical products, and issuance of new or changed securities analysts’ reports or recommendations; and
•	general economic, industry and market conditions.

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

As of March 1, 2016, we had 45,539,384 shares of class A common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. The market price of our class A common stock may decline if our class A common stockholders sell a large number of shares of our class A common stock in the public market, or the market perceives that such sales may occur. In addition, as of March 1, 2016, we had 4,358,535 outstanding options to purchase an aggregate of 4,358,535 shares of our class A common stock. If these options are exercised and the shares issued upon exercise are sold, the market price of our securities may also decline. These factors also could impair our ability to raise needed capital by depressing the price at which we could sell our securities.

Risks Related to Strategic Acquisitions

Our strategy of generating growth through acquisitions may not be successful.

Our business strategy includes growing our business through acquisition and in-licensing transactions. We may not be successful in identifying, effectively evaluating, acquiring or in-licensing, and developing and commercializing additional products on favorable terms, or at all. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an acquisition opportunity. A number of more established companies are also pursuing strategies to acquire or in-license products. These companies may have a competitive advantage over us due to their size, cash resources and greater development and commercialization capabilities.

Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote significant resources to potential acquisitions that are never completed. Even if we are successful in acquiring a product or company, it may not result in a successfully developed or commercialized product or, even if an acquired product is commercialized, competing products or technologies could render a product noncompetitive, uneconomical or obsolete. Moreover, the cost of acquiring other companies or in-licensing products could be substantial, and in order to acquire companies or new products, we may need to incur substantial debt or issue dilutive securities. If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional products, or if we acquire or in-license unproductive assets, it could have a material adverse effect on the growth of our business.

Our failure to successfully integrate acquired assets into our operations, including our recent acquisition of R-Tech Ueno could adversely affect our ability to grow our business.

We may not be able to integrate any acquired business successfully, including our recent acquisition of R-Tech, or operate any acquired business profitably. In addition, cost synergies, if achieved at all, may be less than we expect, or may take greater time to achieve than we anticipate.

Issues that could delay or prevent successful integration or cost synergies of an acquired business include, among others:

•	retaining existing customers and attracting new customers;
•	retaining key employees;
•	diversion of management attention and resources;
•	conforming internal controls, policies and procedures, business cultures and compensation programs;
•	consolidating corporate and administrative infrastructures;
•	consolidating sales and marketing operations;
•	identifying and eliminating redundant and underperforming operations and assets;
•	assumption of known and unknown liabilities;
•	coordinating geographically dispersed organizations; and
•	managing tax costs or inefficiencies associated with integrating operations.

If we are unable to successfully integrate the R-Tech Ueno acquisition or future acquisitions with our existing businesses, or operate any acquired business profitably, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect the growth of our business.

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

Financial Related Risks

If we fail to comply with the covenants and other obligations under our Credit Facility, the Lenders may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.

Our Credit Facility, which we entered into in October 2015, consists of a total of $250 million in term loans and allows for the incurrence of incremental loans in an amount up to $25 million. The term loans are payable in quarterly installments starting in March 2016 through September 2021, with the balance due in a final installment in October 2021. The Credit Facility includes an annual mandatory prepayment of the term loans of 75% of excess cash flow minus specified voluntary prepayments with step downs as our leverage ratio decreases. Additionally, the Credit Facility requires mandatory prepayment of the term loans from a portion of net cash proceeds of specified asset dispositions, certain casualties and condemnations events, and certain debt. The obligations under the Credit Facility are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all of our tangible and intangible assets, except for specified customary excluded assets, and (ii) all of the capital stock we own, subject to specified exceptions.

The Credit Facility contains specified affirmative covenants, including the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Facility also contains negative covenants, including restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests, entering into affiliate transactions and asset sales. In addition, the Credit Facility contains a financial covenant that requires us to not exceed a maximum total leverage ratio. The Credit Facility also provides for a number of events of default, including failure to make a payment of principal or any premium when due, or failure to make an interest or other payment within three business days of the due date, bankruptcy or other specified insolvency event, failure to comply covenants, breach of representations or warranties, our default of specified other obligations relating to indebtedness, impairment of specified liens, a change of control of our company and judgment defaults. We are currently in compliance with all covenants under this Credit Facility. However, if we fail to comply with the covenants and our other obligations under the Credit Facility, the Lenders would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the Credit Facility.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our substantial debt.

As of December 31, 2015, our total consolidated indebtedness was $252.4 million. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our current indebtedness and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our   business operations.

In addition to our current debt, we may seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

•	requiring us to dedicate a substantial portion of any cash flow from operations to payment on our debt, which would reduce the amounts available to fund other corporate initiatives;
•	increasing the amount of interest that we have to pay on debt with variable interest rates, if market rates of interest increase;
•	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions, acquire companies, products or technology, or obtain further debt financing;
•	requiring us to pledge our assets as collateral, which could limit our ability to obtain additional debt financing;
•	limiting our flexibility in planning for, or reacting to, general adverse economic and industry conditions; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt, better debt servicing options or stronger debt servicing capacity.

We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under our indebtedness. In addition, failure to comply with the covenants under our debt instruments could result in an event of default under those instruments. An event of default could result in the acceleration of amounts due under a particular debt instrument and a cross default and acceleration under other debt instruments, and we may not have sufficient funds or be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests, if any, in our assets securing our indebtedness.

We may require significant additional funding and may be unable to raise capital when needed or on acceptable terms, which would harm our ability to grow our business, results of operations and financial condition.

We may require significant additional funding to grow our business, including to acquire other companies or products, in-license and develop additional products, enhance our manufacturing capacity, support commercial marketing activities or otherwise provide additional financial flexibility. We may also require additional funding to support our ongoing operations in the event that our ability to sell Amitiza to Takeda, Mylan and Gloria or sell RESCULA to Santen is interrupted for an extended period of time, reducing our revenues and decreasing our cash balances.

As of December 31, 2015, we had approximately $131.0 million of cash, cash equivalents and accounts receivable. Our future capital requirements will depend on many factors, including, among others:

•	the level, timing and cost of product sales;
•	the extent to which we acquire or invest in companies, products or technologies;
•	the payment obligations under our indebtedness;
•	the scope, progress, results and costs of our development activities;
•	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs; and
•	the costs of commercialization activities, including product marketing, sales and distribution.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our term loans, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

Current economic conditions may make it difficult to obtain financing on attractive terms, or at all. If financing is unavailable or lost, our business, results of operations and financial condition would be adversely affected and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal executive office and some of our administrative and research and development activities, are now located in Rockville, Maryland. The lease for this facility, which comprises approximately 27,000 square feet of office space, has an initial term expiring in April 2027. We retain the lease to our former headquarters in Bethesda, Maryland which expires in February 2017. There are no continuing business activities at the Bethesda location.

Following our acquisition of R-Tech, we now maintain a manufacturing facility in Sanda, Japan. We own the structure at the Sanda facility and lease the land on which it is located. The current term of the land lease expires in 2031.

Our international subsidiaries lease offices in Tokyo, Osaka, and Kobe, Japan, as well as Zug, Switzerland to support our administrative, storage, and research and development activities. These facilities are under short-term leases.

ITEM 3. LEGAL PROCEEDINGS

On October 3, 2014, we received a Paragraph IV certification notice letter regarding an ANDA submitted to FDA by Dr. Reddy’s, requesting approval to market, sell, and use a generic version of the 8 mcg and 24 mcg soft gelatin capsule products. In its notice letter, Dr. Reddy’s alleges that U.S. Patent Nos. 6,414,016; 6,583,174; 7,064,148; 7,417,067; 8,026,393; 8,071,613; 8,088,934; 8,097,649; 8,114,890; 8,338,639; 8,748,481; 8,779,187; 7,795,312; 8,097,653; and 8,389,542, which cover compositions, formulations and methods of using AMITIZA, are invalid, unenforceable and/or will not be infringed by Dr. Reddy’s manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2027. On November 12, 2014, we, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s related to the ANDA previously filed by Dr. Reddy’s and described above. The lawsuit claims infringement of 7 patents that are listed in the FDA’s Orange Book, with the latest expiring in 2027. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Dr. Reddy’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. As of the date of this filing, the lawsuit remains ongoing.

On December 22, 2014, we received a Paragraph IV certification notice letter regarding an ANDA submitted to the FDA by Par Pharmaceutical requesting approval to market, sell, and use a generic version of the RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% product approved for the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. In its notice letter, Par Pharmaceutical alleges that U.S. Patent Nos. 6,458,836 and 6,770,675, which cover compositions, formulations and methods of using RESCULA, are invalid and/or will not be infringed by Par Pharmaceutical's manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2021. On February 5, 2015, the day on which the Hatch-Waxman lawsuit was to be filed, we and R-Tech executed the Stipulation Agreement with Par Pharmaceutical for RESCULA (unoprostone isopropyl) ophthalmic solution 0.15% indicated for the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. Under this agreement, we granted a license to Par for a generic or authorized generic version of RESCULA, effective only upon the occurrence of certain events that would allow a generic version of RESCULA to enter the market prior to 2021. In the event that such events occur and we do grant Par the license, we will split product profits with Par; furthermore, if Par chooses to distribute an authorized generic product, we will supply the product at a negotiated supply price. The term of the agreement expires in 2021.

On May 27, 2015, R-Tech received a Paragraph IV certification notice letter regarding an ANDA submitted to the FDA by Apotex, Inc. requesting approval to market, sell, and use a generic version of the RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% product approved for the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. In its notice letter, Par Pharmaceutical alleges that U.S. Patent Nos. 6,458,836 and 6,770,675, which cover compositions, formulations and methods of using RESCULA, are invalid and/or will not be infringed by Apotex’s manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2020 . On July 10, 2015, R-Tech filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Apotex related to the ANDA previously filed by Apotex and described above. The lawsuit claims infringement of two patents that are listed in the FDA’s Orange Book, with the latest expiring in 2020. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Apotex’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. On September 10, 2015, Apotex filed an answer and counterclaim to our complaint. As of the date of this filing, the lawsuit remains ongoing.

On December 28, 2015, in connection with our acquisition of R-Tech, three non-tendering stockholders of R-Tech submitted complaints to the Tokyo District Court alleging that the purchase price of R-Tech’s shares was unfair, and demanding an appraisal of the fair value of the shares. The number of shares subject to these proceedings is minimal. As of the date of this filing, these proceedings remain ongoing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock has been traded on The NASDAQ Global Market under the symbol “SCMP” since our initial public offering on August 2, 2007. The following table sets forth, for the periods indicated, the range of high and low sale prices of our class A common stock as reported on The NASDAQ Global Market.

2014	High	Low
First quarter	$10.81	$6.60
Second quarter	7.44	6.65
Third quarter	7.29	5.90
Fourth quarter	14.28	6.36

2015	High	Low
First quarter	$18.56	$13.12
Second quarter	21.75	14.50
Third quarter	28.96	16.34
Fourth quarter	21.48	15.56

As of March 1, 2016, we had 45,539,384 shares of class A common stock outstanding held by 10 stockholders of record. The number of holders of record of our class A common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or nominees. As of March 1, 2016, the closing price of our class A common stock was $13.09.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

The information regarding the securities authorized for issuance under our equity compensation plan is incorporated into this section by reference from the section captioned “Equity Compensation Plan Information” in our Proxy Statement for our 2016 Annual Meeting of Shareholders.

Purchases of Equity Securities

The table below presents information regarding shares of our common stock that were purchased during the three months ended December 31, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 through December 31, 2015	2,485,150	$17.68	-	-

The purchase of the 2,485,150 shares noted above was the result of acquiring R-Tech on October 20, 2015 (see note 5). On the acquisition date, R-Tech held 2,485,150 shares of our class A common stock as a long-term investment.

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

The following graph compares the cumulative total return, assuming the investment of $100 on December 31, 2010, in each of (1) our class A common stock, (2) The NASDAQ Composite Index (U.S. and Foreign) and (3) the NASDAQ Biotechnology Index, assuming reinvestment of any dividends. These comparisons are required by the SEC and are not intended to forecast or be indicative of possible future performance of our class A common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following derived consolidated financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 are from our audited Consolidated Financial Statements appearing elsewhere in this Annual Report. The following consolidated financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are derived from audited Consolidated Financial Statements not included in this Annual Report. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related footnotes appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Statement of operations data
Revenues:	$153,180	$115,450	$89,594	$81,487	$54,761
Costs and expenses:
Costs of goods sold	36,731	16,269	12,402	3,030	-
Intangible assets impairment	-	5,631	-	-	-
Settlement of legal dispute	-	-	-	-	(11,100)
Research and development	33,631	20,566	21,524	21,292	33,497
General and administrative	35,517	31,230	25,413	30,157	41,270
Selling and marketing	2,842	14,523	21,059	18,691	8,783
Total costs and expenses	108,721	88,219	80,398	73,170	72,450
Income (loss) from operations	44,459	27,231	9,196	8,317	(17,689)
Total non-operating income (expense), net	(784)	(98)	1,747	(340)	(4,225)
Income (loss) before income taxes	43,675	27,133	10,943	7,977	(21,914)
Income tax benefit (provision)	(10,304)	(14,005)	(3,928)	(2,916)	4,608
Net income (loss)	$33,371	$13,128	$7,015	$5,061	$(17,306)

Basic net income (loss) per share	$0.76	$0.30	$0.17	$0.12	$(0.41)
Diluted net income (loss) per share	$0.73	$0.29	$0.16	$0.12	$(0.41)
Weighted average common shares outstanding - basic	44,150	43,691	41,716	41,660	41,839
Weighted average common shares outstanding - diluted	45,680	44,506	42,544	41,785	41,839

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$108,284	$71,622	$44,102	$52,022	$50,662
Investments, current	-	22,393	16,003	6,035	24,452
Working capital	163,233	88,514	70,741	52,843	67,835
Total assets	457,181	141,574	136,877	127,796	157,569
Notes payable, current	39,083	8,240	26,892	19,129	20,400
Notes payable, non-current	213,277	17,578	25,828	33,722	39,227
Total liabilities	370,732	59,262	77,908	84,541	118,975
Retained earnings (Accumulated deficit)	19,639	(13,732)	(26,860)	(33,875)	(38,936)
Total stockholders' equity	86,449	82,312	58,969	43,255	38,594

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

Overview

We are a global biopharmaceutical company focused on innovative research and development of proprietary drugs to meet major unmet medical needs. In 2015, we advanced our corporate strategy by solidifying our base business, executing on business development transactions and diversifying our pipeline portfolio through the acquisition of new products.

First, we solidified our base business by executing an agreement to expand access of our flagship product, AMITIZA® (lubiprostone) to more patients. We entered into the Gloria China Agreement for AMITIZA, under which Gloria has the rights to develop and commercialize AMITIZA in the People’s Republic of China, subject to the regulatory approval of the product by the CFDA. China was the last un-partnered market for the brand, and this new agreement assists our growth of AMITIZA and facilitates our global expansion plans. Our partnership with Takeda remains strong as solid progress in planning for expansion of AMITIZA to new markets has continued. Together, we successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC which resulted in a recommendation for marketing authorization: Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain. Additionally, we received approval for AMITIZA in CIC from Health Canada. Takeda is also developing AMITIZA in Russia, S. Korea and Mexico and has submitted an application for approval Kazakhstan.

Second, we executed a business development transaction by completing our acquisition of R-Tech. The acquisition was immediately accretive, improved our share of the economics of AMITIZA and included a diverse pipeline. R-Tech’s pipeline offered development alternatives and/or partnership opportunities in ophthalmology, autoimmune and inflammatory diseases and oncology. We also closed on a $250 million credit facility in connection with the financing of the acquisition. This acquisition created value for our shareholders by positioning Sucampo for revenue growth in the near-term and laying the groundwork for continued financial performance in the future. We have now secured a larger portion of the global economics of AMITIZA and greater control over the manufacturing and supply chain for our flagship product.

Third, we diversified our pipeline portfolio through the acquisition of new products and continued to advance our current pipeline. Through the acquisition of R-Tech, we acquired two VAP-1 inhibitors. These programs could address both patients and disease areas where there is significant unmet clinical need. We have continued to work with Takeda to accelerate our new formulation work and our pediatric functional constipation program for AMITIZA. In 2015, we furthered our clinical development of cobiprostone for two indications: oral mucositis, including U.S. FDA Fast Track Designation, and NERD/sGERD.

Another important priority for us was the diversification of our shareholder base and the opportunity to address our capital structure. In 2015, we undertook a secondary offering of our class A common stock offered by S&R Technology Holdings, LLC, S&R Foundation, and our founders, Dr. Sachiko Kuno and Dr. Ryuji Ueno. This offering reduced the founders’ ownership to below 50% and, due to the accounting rules applicable to related party transactions, resulted in a lowering of our corporate tax rate.

We recently entered into an option and collaboration agreement under which CPP has granted us the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. We believe that this product represents a substantial market opportunity and, given clinical results to date, could be a valuable asset for us to leverage our gastrointestinal expertise and strategic focus.

We currently generate revenue mainly from product royalties, development, upfront and milestone payments, product sales and reimbursements for clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals and additional indications for our approved products and other compounds and seek strategic opportunities for in-licensing new products.

Our operations are conducted through subsidiaries based in the United States (U.S.), Japan and Switzerland. We operate as one segment, which focuses on the development and commercialization of pharmaceutical products.

Our Products (Approved and in Clinical Development)

Our commercial-stage products are AMITIZA and RESCULA. Overviews of these products are:

AMITIZA (lubiprostone)

North America

In October 2014, we signed the Takeda Amendment which, among other things, extended the term beyond December 2020 and during the extended term we will split the annual net sales revenue with Takeda on branded AMITIZA sales. Beginning April 2015, Takeda no longer reimburses us for the product detailing of healthcare professionals or for promotional materials used by us. In addition, we have granted Par a license to distribute either a generic or authorized generic version of AMITIZA beginning in 2021; we will split with Par the gross profits for the sales of such products. Further, if Par decides to distribute an authorized generic, we will supply the product at a negotiated supply price.

In October 2015, Health Canada approved AMITIZA for CIC in adults.

Asia

In Japan, AMITIZA was approved in November 2012 for chronic constipation (CC) excluding constipation caused by organic diseases. AMITIZA is Japan’s only prescription medicine for CC. In Japan, AMITIZA is marketed under a license, commercialization and supply agreement (the Japan Mylan Agreement) that was transferred to Mylan, Inc. (Mylan) from Abbott Laboratories, Inc. (Abbott), as of February 2015, as part of Mylan’s acquisition of a product portfolio from Abbott. We did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

In May 2015, we and Gloria entered into the China Gloria Agreement to license, develop, commercialize and supply AMITIZA in the People’s Republic of China. Upon entering into the China Gloria Agreement, we received an upfront payment of $1.0 million. In June 2015, the China Food and Drug Administration accepted an Investigational New Drug (IND) application for a pivotal trial of AMITIZA in patients with CIC; as a result we received an additional payment of $500,000 from Gloria. In addition to the $1.5 million in payments received to date, we are eligible to receive an additional payment in the amount of $1.5 million upon the occurrence of a specified regulatory or commercial milestone event.

Other Global Markets

In October 2014, we and Takeda entered into the Global Takeda Agreement to develop and commercialize AMITIZA. The territories excluded from the Global Takeda Agreement are Canada, the U.S., Japan and the People’s Republic of China. Under the terms of the Global Takeda Agreement, we will supply Takeda the clinical and commercial product at a negotiated price. In addition, under the Global Takeda Agreement, Takeda became the marketing authorization holder in Switzerland in April 2015 and will become the marketing authorization holder in the U.K. in the first half of 2016 and in other countries upon regulatory approval.

In the U.K., AMITIZA was approved for CIC in September 2012. We made AMITIZA available in the U.K. in the fourth quarter of 2013. In 2014, we resubmitted an application to the MHRA for approval of the OIC indication following its initial decision to not approve in March 2014. In January 2016, we received notification from the MHRA that the appeal for the OIC indication was not approved. We will not pursue additional filings in the U.K. at this time. In July 2014, NICE published the technology appraisal guidance recommending the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed laxatives. In January 2015, we successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting in a recommendation for marketing authorization in these markets.

In Switzerland, AMITIZA was approved to treat CIC in adults in 2009 and OIC in chronic, non-cancer adult patients in July 2014. In February 2014, we announced that the BAG revised several limitations with which AMITIZA was first approved for reimbursement and inclusion in the SL to make it easier for all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period.

In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. We expect to initiate phase 3 registration trials in Russia, Mexico, and South Korea in the first half of 2016. An NDA for the treatment of CIC, IBS-C, and OIC was submitted in Kazakhstan in December 2015.

RESCULA (unoprostone isopropyl)

In the U.S., we ceased marketing RESCULA in the fourth quarter of 2014 and no product was made available after the March 2015 expiration date. In May 2015, following an analysis of preliminary top-line data from R-Tech’s phase 3 trial of unoprostone isopropyl in retinitis pigmentosa, we decided to discontinue development of the compound and returned all licenses for unoprostone isopropyl to R-Tech.

As part of the acquisition of R-Tech in October 2015, we acquired all rights to RESCULA. RESCULA is being commercialized by Santen Pharmaceutical Co., Ltd in Japan, Dong-A Pharma Co., Ltd in South Korea and Zuelliq Pharma Co., Ltd in Taiwan.

Our Clinical Development Programs

Lubiprostone

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

Cobiprostone

Oral Mucositis

In May 2015, the U.S. FDA granted Fast Track Designation for cobiprostone for the prevention of OM. In September 2015, we initiated a phase 2a clinical trial in the U.S. of cobiprostone oral spray for the prevention of OM in patients suffering from HNC receiving concurrent RT and CT.

Proton Pump Inhibitor-Refractory Non-Erosive Reflux Disease (NERD)/symptomatic Gastroesophageal Reflux Disease (sGERD

In December 2014, we initiated a phase 2a clinical trial in Japan for cobiprostone in NERD/sGERD patients who have had a non-satisfactory response to proton pump inhibitors. We expect to announce top-line data from this study in the first half of 2016.

VAP-1 Inhibitors

VAP-1 (vascular adhesion protein-1) is also known as semicarbazide sensitive amine oxidase (SSAO). There are two forms of this protein: one exists in the lining of blood vessels as a membrane-bound molecule (VAP-1) and the other exists in serum as a free molecule (SSAO), sometimes described as VAP-1/SSAO. VAP-1/SSAO is a glycoprotein. VAP-1/SSAO activity becomes increased in various tissues and in the serum of patients with diabetes, atopic dermatitis, obesity, arterial sclerosis, heart diseases, etc. Therefore, the inhibitor is expected to control such excess VAP-1/SSAO and normalize its functions.

RTU-1096

In the first quarter of 2016, the phase 1 trial has been completed in healthy individuals that evaluated the safety and pharmacokinetics and the results will be assessed in the first half of 2016. We will also look to generate additional preclinical data in the emerging area of immune-oncology, to support partnership opportunities of combination therapy in cancer patients of our molecules with check-point pathway inhibitors.

RTU-009

Our next step is to complete IND-enabling studies, and thereafter initiate clinical-stage development.

AMITIZA Agreements

We have the following collaboration agreements with our partners to develop and commercialize AMITIZA. The collaboration agreements entered into are covered by geographic location. The acquisition of R-Tech enabled us to secure a larger portion of the global economics of AMITIZA as R-Tech is the exclusive manufacturer and supplier of AMITIZA.

North America Takeda Agreements

•	Under the terms of the North America Takeda Agreement, we supply Takeda with AMITIZA at a negotiated supply price. We have recognized product sales revenue of approximately $10.3 million for the year ended December 31, 2015.
•	Takeda is obligated to pay us a sliding royalty rate based on a percentage of the net sales revenue from their sale of AMITIZA in the U.S. and Canada. The actual percentage depends on the level of net sales revenue attained each calendar year. The gross to net is capped at 20% which protects us from deep discounting. AMITIZA is currently marketed only in the U.S. and during the years ended December 31, 2015, 2014 and 2013 we recognized a total of $74.1 million, $62.8 million and $52.1 million respectively, as product royalty revenue. We believe the year-over-year growth is primarily due to an increase in total market growth and continued performance of the AMITIZA brand in volume growth.

•	We received a nonrefundable payment from Takeda of $10.0 million upon the commercial sale of AMITIZA for OIC in the second quarter of 2013.
•	Takeda has agreed to fund all development costs, including regulatory-required studies, to a maximum of $50.0 million for each additional indication and $20.0 million for each additional formulation. Takeda and we have agreed to equally share all costs in excess of those amounts. With respect to any studies required to modify or expand the label for AMITIZA for the treatment of CIC, IBS-C or OIC, Takeda has agreed to fund 70% of the costs of such studies, and we have agreed to fund the remainder. Additionally, Takeda has agreed to fund 100% of the development costs for the alternate formulation of AMITIZA, and 70% of the development costs for the treatment of pediatric functional constipation.
•	Takeda agreed to reimburse a portion of our expenses related to our specialty sales force. We recognized zero, $3.4 million and $61,000 of co-promotion revenue reflecting these reimbursements for the years ended December 31, 2015, 2014 and 2013, respectively. In 2013, our sales force shifted away from selling AMITIZA, which was partially reimbursed by Takeda, to selling RESCULA. In November, 2013, we announced that we would be exercising our co-promotion option and again began co-promoting AMITIZA for OIC in adults with chronic, non-cancer pain in the first quarter of 2014. In December 2014, as a result of the amendment to the North America Takeda Agreement, we ceased co-promoting AMITIZA.
•	Our agreements also require Takeda to pay us up to an additional aggregate of $50.0 million upon the achievement of specified targets for annual net sales revenue from AMITIZA in the U.S. and Canada. Sales of AMITIZA have not met these targets as of December 31, 2015, 2014 and 2013.

Global Takeda Agreement

•	Upon signing the Global Takeda Agreement in October 2014, we received a nonrefundable upfront payment of $14.0 million, of which $8.0 million was allocated to collaboration revenue and $6.0 million was considered a collaboration obligation to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda.
•	Takeda will be responsible for any additional development activities and costs incurred (including the supply price for any licensed product that is supplied by us to Takeda for development purposes).
•	Under the terms of the Global Takeda Agreement, we will supply Takeda with AMITIZA at a negotiated supply price.
•	Our agreement also requires Takeda to pay us up to an additional aggregate of $35.0 million upon the achievement of specified targets for annual net sales revenue from AMITIZA in global territories covered under the Global Takeda Agreement. We have not recognized any product sales revenue under the Global Takeda Agreement for the years ended December 31, 2015 and 2014.

Japan Mylan Agreement

•	We have recognized product sales revenue of approximately $48.9 million, $29.6 million and $15.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We believe the year-over-year growth is due to strong physician patient awareness and that AMITIZA is still the only prescription medication approved in Japan for chronic constipation.
•	We could receive additional milestone payments based on achieving other specified development and commercialization goals although there can be no assurance that we will receive any such payments.

China Gloria Agreement

•	Upon signing the China Gloria Agreement in May 2015, we received an upfront payment of $1.0 million and an upfront payment of $500,000 in June 2015 after the CFDA accepted the IND application for a pivotal trial of AMITIZA in patients with CIC.

•	Once AMITIZA is developed in China, we will supply AMITIZA to Gloria at a negotiated supply price.

RESCULA Agreement

Japan Santen Agreement

•	We have recorded product sales revenue of approximately $1.4 million, for the year ended December 31, 2015.

Pipeline Agreement

CPP Agreement

In January 2016, we entered into an option and collaboration agreement (CPP Agreement) under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted us the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. Under the terms of the CPP Agreement:

•	We will invest $5.0 million in CPP in the form of a convertible note, with a planned additional $5.0 million equity investment in CPP’s next qualified financing, which will be either an IPO or a private financing as defined by the agreement;
•	We will pay CPP an option fee of up to $7.5 million, payable in two tranches;

•	CPP will complete the ongoing phase 3 trial under the oversight of a joint steering committee;
•	Upon exercise of its exclusive option, we would acquire an exclusive license to the product and would be obligated to pay CPP up to an aggregate of $190.0 million in license fees and milestone payments upon the achievement of specified clinical development and sales milestones; and
•	We and CPP would share equally in profits from the sale of approved products.

R-Tech Supply Agreement

The acquisition of R-Tech enabled us to secure a larger portion of the global economics of AMITIZA as R-Tech is the exclusive manufacturer and supplier of AMITIZA.

Under the exclusive global manufacturing and supply agreement with R-Tech prior to the acquisition, R-Tech had the exclusive right to manufacture and supply lubiprostone in most global markets. During the years ended December 31, 2015, 2014 and 2013, we recorded the following expenses under all of our agreements with R-Tech:

	January 1 through October 20,	Year Ended December 31,
(In thousands)	2015	2014	2013
Clinical supplies	$155	$396	$827
Other research and development services	347	171	194
Commercial supplies	21,415	15,776	14,902
	$21,917	$16,343	$15,923

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

We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; (4) collectability is reasonably assured. Determination of criteria (3) and (4) could require management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. While the majority of our sales agreements contain standard terms and conditions, we do enter into agreements that contain multiple-element or non-standard terms and conditions. Sometimes interpretation of the sales agreement or contract for multiple-element is complex in determining whether there is more than one unit of accounting and if so, how and when revenue should be recognized for each element is subject to certain estimates or assumptions. We record revenue as the separate elements are delivered to the customer if the delivered item has value on a stand-alone basis and delivery or performance of the undelivered items is probable and substantially in our control. Revenue is allocated according to the relative selling price method. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Since 2011, we have entered into the following multiple-element arrangements: (1) research and development studies which are being reimbursed by Takeda and are treated as separate elements within the North America Takeda Agreement, and (2) the Global Takeda Agreement. We evaluated the multiple deliverables under these arrangements to determine whether the delivered elements that are our obligation have value to other parties to the agreement on a stand-alone basis and whether objective, reliable evidence of fair value of the undelivered items exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting.

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

Product sales consist of AMITIZA sales to Takeda under the North America Takeda Agreement and under the Global Takeda Agreement. Product sales also consist of Amitiza sales to Mylan in Japan under the Mylan Agreement and by us directly in Europe (prior to entering into the Global Takeda Agreement). In addition, product sales of RESCULA occur in Japan under the Santen Agreement and directly by us in the U.S. We ceased marketing RESCULA in the U.S. in the fourth quarter of 2014. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, and collection from the customer is reasonably assured. We do not record sales deductions and returns for sales of AMITIZA to Mylan and Takeda due to the absence of discounts and rebates and no right of return under the contracts with Mylan and Takeda.

We recognize contract revenue related to development and commercialization activities under the time-based method over the applicable period.

We consider our participation in the joint committees under the North America Takeda Agreement and the Mylan Agreement as separate deliverables under the contracts and recognize the fair value of such participation as revenue over the period of the participation per the terms of the contracts.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out convention. Inventories consist of raw material, work-in-process and finished goods. Our inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

Accrued Research and Development Expenses

As part of our process of preparing our Consolidated Financial Statements, we are required to estimate an accrual for research and development expenses. This process involves reviewing and identifying services which have been performed by third parties on our behalf and determining the value of these services. Examples of these services are payments to clinical investigators and CROs. In addition, we make estimates of costs incurred to date but not yet invoiced to us in relation to external CROs and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment; invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities for research and development. We must make significant judgments and estimates in determining the accrued balance in any accounting period. No material adjustments have been required for this accrual during the years ended December 31, 2015 and 2014.

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

Mergers and Acquisitions

In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the merger or acquisition at their respective fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, we may be required to value assets at fair value measures that do not reflect our intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in our consolidated financial statements after the date of the merger or acquisition. If we determine the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recorded. The fair values of intangible assets, including acquired in-process research and development (IPR&D) are determined utilizing information available near the merger or acquisition date based on expectations and assumptions of a market participant that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, we typically obtain assistance from third-party valuation specialists for significant items. Amounts allocated to acquire IPR&D are capitalized and accounted for as indefinite-lived intangible assets. Upon successful completion of each project, we will make a separate determination as to the then useful life of the asset and begin amortization. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed in a business combination, as well as asset lives, can materially affect results of operations.

The fair values of identifiable intangible assets related to currently marketed products and product rights are primarily determined by using an "income approach" through which fair value is estimated based on each asset's discounted projected net cash flows. Our estimates of market participant net cash flows consider historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry and therapeutic area growth drivers and factors; current and expected trends in technology and product life cycles; the time and investment that will be required to develop products and technologies; the ability to obtain marketing and regulatory approvals; the ability to manufacture and commercialize the products; the extent and timing of potential new product introductions by competitors; and the life of each asset's underlying patent, if any. The net cash flows are then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product are then discounted to present value utilizing an appropriate discount rate.

The fair values of identifiable intangible assets related to IPR&D are determined using an income or cost approach. Under the income approach, fair value is estimated based on each asset's probability-adjusted future net cash flows, which reflect the different stages of development of each product and the associated probability of successful completion. The net cash flows are then discounted to present value using appropriate discounts. Under the replacement cost approach, historical research and development spending is analyzed to derive the costs incurred to date related to the asset. An expected return of 20% is applied to the cumulative research and development costs incurred to date, as this estimates the required rate of a return a prudent investor would require on a similarly situated asset. No tax amortization benefit is applied given the asset is valued under the replacement cost approach, which is representative of buying the asset in the market at fair value.

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We follow the FASB’s guidance for accounting for income taxes which requires us to estimate our actual current tax exposure while assessing our temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences have resulted in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, expiration dates of net operating loss carry-forwards, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. Considerable judgment is involved in developing such estimates. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would recognize a valuation allowance in the period in which we make that determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which our deferred tax assets are located.

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our net deferred tax assets in certain jurisdictions. Significant future events, not under our control, including continued success in commercialization of products in U.S. markets or regulatory approvals for products in international markets, could affect our future earnings potential and consequently the amount of deferred tax assets that will be utilized. We followed the FASB’s guidance for uncertainty in income taxes that requires the application of a “more likely than not” threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, this guidance permits us to recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is more than 50.0% likely to be realized upon settlement.

We recognize interest and penalties accrued related to uncertain tax positions as a component of the income tax provision.

Results of Operations

Comparison of years ended December 31, 2015 and December 31, 2014

Revenues

The following table summarizes our revenues for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2015	2014
Product royalty revenue	$74,138	$62,775
Product sales revenue	66,276	33,252
Research and development revenue	10,199	7,246
Contract and collaboration revenue	2,567	8,817
Co-promotion revenue	-	3,360
Total	$153,180	$115,450

Total revenues were $153.2 million in 2015 compared to $115.5 million in 2014, an increase of $37.7 million or 32.7%.

Product royalty revenue

Product royalty revenue represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $74.1 million in 2015 compared to $62.8 million in 2014, an increase of $11.4 million or 18.1%. The increase was primarily due to higher net sales of AMITIZA as reported by Takeda for royalty calculation purposes resulting from higher sales volume.

Product sales revenue

Product sales revenue represents drug product sales of AMITIZA in North America,  Japan and Europe, and drug product sales of RESCULA in Japan and the U.S. Product sales revenue was $66.3 million in 2015 compared to $33.3 million in 2014, an increase of $33.0 million or 99.3%. The increase was primarily due to a $19.2 million increase in AMITIZA sales in Japan, an increase of $9.4 million in R-Tech AMITIZA sales to Takeda, a $5.0 million milestone payment and $1.5 million of RESCULA sales in Japan due to the acquisition of R-Tech in October 2015.

Research and development revenue

Research and development revenue was $10.2 million in 2015 compared to $7.2 million in 2014, an increase of $2.9 million or 40.8%. The increase was primarily due to an increase in expenses reimbursed by Takeda in relation to the ongoing AMITIZA pediatric trial.

Contract and collaboration revenue

Contract and collaboration revenue was $2.6 million in 2015 compared to $8.8 million in 2014, a decrease of $6.3 million or 70.9%. The decrease was primarily due to the recognition of $8.0 million in upfront payment from Takeda under the Global Takeda Agreement in 2014, partially offset by the recognition of $1.5 million in upfront payments from Gloria under the China Gloria Agreement in May and June 2015.

Co-promotion revenue

Co-promotion revenue represents reimbursements by Takeda of a portion of our co-promotion costs for our specialty sales force and was $3.4 million in 2014. Beginning in 2015, we no longer engage in co-promotion activities and, as a result, we no longer receive any co-promotion reimbursements from Takeda.

Costs of Goods Sold

The following table summarizes our costs of goods sold for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2015	2014
Product purchases	$27,288	$16,036
Distribution	66	233
Amortization of inventory step-up adjustment	5,645	-
Amortization of intangibles	3,732	-
Total	$36,731	$16,269

Costs of goods sold were $36.7 million in 2015 compared to $16.3 million in 2014, an increase of $20.5 million or 125.8%. The increase in costs of goods sold was primarily due to the increased volume of AMITIZA sales in Japan, the addition of RESCULA sales in Japan due to the acquisition of R-Tech in October 2015 and the resulting amortization of the acquired intangible assets and inventory step-up adjustment.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
(In thousands)	2015	2014
Direct costs:
Lubiprostone	$16,306	$11,002
Cobiprostone	8,740	1,887
Ion Channel Activator	6	1,664
Unoprostone isopropyl	478	846
RTU-1096	1,131	-
RTU-009	139	-
Other	433	1,554
Total	27,233	16,953

Indirect costs	6,398	3,613
Total	$33,631	$20,566

Total research and development expenses were $33.6 million in 2015 compared to $20.6 million in 2014, an increase of $13.1 million or 63.5%. The increase was primarily due to costs associated with the initiation of phase 2 clinical trials for cobiprostone, an increase in expenses related to the ongoing AMITIZA pediatric trials, the acquisition of R-Tech in October 2015 and the inclusion of the respective share of R-Tech’s research and development costs during the post-acquisition period.

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
(In thousands)	2015	2014
Salaries, benefits and related costs	$10,963	$9,322
Legal, consulting and other professional expenses	6,946	12,951
Stock-based compensation expense	4,936	1,802
Pharmacovigilance	1,406	1,289
R-Tech transaction costs	5,115	-
Restructuring costs	286	-
Other expenses	5,865	5,866
Total	$35,517	$31,230

General and administrative expenses were $35.5 million in 2015 compared to $31.2 million in 2014, an increase of $4.3 million or 13.7%. The increase was primarily due to a $1.6 million increase in salaries, benefits and related costs, a $3.1 million increase in stock-based compensation expense, and $5.2 million of R-Tech transaction costs incurred in connection with the acquisition of R-Tech, partially offset by a $6.0 million decrease in legal fees due to settlement of our patent infringement lawsuit against Par Pharmaceutical, et al.

Selling and Marketing Expenses

The following summarizes our selling and marketing expenses for years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
(In thousands)	2015	2014
Salaries, benefits and related costs	$830	$2,724
Consulting and other professional expenses	188	5,732
Samples expense	4	276
Contract fees	66	1,816
Data purchases	201	913
Promotional materials & programs	71	982
Restructuring costs	473	-
Other expenses	1,009	2,080
Total	$2,842	$14,523

Selling and marketing expenses were $2.8 million in 2015 compared to $14.5 million in 2014, a decrease of $11.7 million or 80.4%. The decrease was the result of eliminating our contract sales force related to AMITIZA in the fourth quarter of 2014.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
(In thousands)	2015	2014
Interest income	$181	$172
Interest expense	(6,854)	(1,520)
Other income, net	5,889	1,250
Total	$(784)	$(98)

Interest expense was $6.9 million in 2015 compared to $1.5 million in 2014, an increase of $5.3 million or 350.9%. The increase was the result of additional debt incurred in conjunction with the acquisition of R-Tech.

Other income, net was $5.9 million in 2015 compared to $1.3 million in 2014, an increase of $4.6 million or 371.1%. The increase was primarily due to a $3.9 million settlement of a pre-existing relationship related to the R-Tech supply agreements and a $2.0 million payment received from R-Tech in May 2015 for the transfer and assignment of RESCULA licensing rights, partially offset by a $1.0 million decrease in unrealized and noncash foreign exchange gains.

Income Taxes

For the years ended December 31, 2015 and 2014, our consolidated effective income tax rate was 23.6% and 51.6%, respectively. For the years ended December 31, 2015 and 2014, we recorded a tax expense of $10.3 and $14.0 million, respectively. The change in our effective tax rate in 2015 compared to 2014 was attributable primarily to the change in the mix of earnings of our foreign subsidiaries.

Comparison of years ended December 31, 2014 and December 31, 2013

Revenues

The following table summarizes our revenues for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31,
(In thousands)	2014	2013
Product royalty revenue	$62,775	$52,100
Product sales revenue	33,252	16,425
Contract and collaboration revenue	8,817	654
Research and development revenue	7,246	20,354
Co-promotion revenue	3,360	61
Total	$115,450	$89,594

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

Contract and collaboration revenue

Contract and collaboration revenue was $8.8 million in 2014 compared to $654,000 in 2013, an increase of $8.2 million or 1248.2%. The increase was due to the recognition of $8.0 million of the upfront payment from Takeda under the Global Takeda Agreement.

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

Costs of Goods Sold

The following table summarizes our costs of goods sold for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31,
(In thousands)	2014	2013
Product purchases	$16,036	$9,241
Inventory write-off	-	3,003
Distribution	233	158
Total	$16,269	$12,402

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

General and Administrative Expenses

The following summarizes our general and administrative expenses for years ended December 31, 2014 and 2013:

	Year Ended
	December 31,
(In thousands)	2014	2013
Salaries, benefits and related costs	$9,322	$8,307
Legal, consulting and other professional expenses	12,951	7,377
Stock-based compensation expense	1,802	1,260
Pharmacovigilance	1,289	2,474
Other expenses	5,866	5,995
Total	$31,230	$25,413

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

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31,
(In thousands)	2014	2013
Interest income	$172	$124
Interest expense	(1,520)	(1,894)
Other income, net	1,250	3,517
Total	$(98)	$1,747

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

Liquidity and Capital Resources

Sources of Liquidity

We finance our operations principally from cash generated from revenues, cash and cash equivalents on hand, debt and to a lesser extent, from the issuance and sale of our class A common stock and through the exercise of employee stock options. Revenues generated from operations principally consist of a combination of product sales, royalty payments, upfront and milestone payments, and research and development expense reimbursements received from Takeda, Mylan and other parties.

Our cash, cash equivalents, restricted cash and investments consist of the following:

	Year Ended
	December 31,
(In thousands)	2015	2014
Cash and cash equivalents	$108,284	$71,622
Restricted cash, current	55,218	213
Restricted cash, non-current	-	2,224
Investments, current	-	22,393
Investments, non-current	-	13,540
Total	$163,502	$109,992

Our cash and cash equivalents are deposits in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of December 31, 2015, our restricted cash consisted primarily of $25.0 million related to the Credit Facility that requires us to maintain $25.0 million in a restricted cash account until at least $35 million of the Term Loans have been repaid or prepaid (see note 18 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), and as part of the R-Tech acquisition, $17.7 million is held in a restricted cash account for payment of the Ueno and Kuno Trust Notes (see note 17 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), and $8.2 million is held in restricted cash related to the squeeze out of non-tendering R-Tech shareholders (see note 5 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). As of December 31, 2014, our restricted cash consisted primarily of collateral pledged to support Numab’s loan with Zurcher Kantonalbank and operating leases with certain financial institutions.

As of December 31, 2014, our current investments consisted of U.S. corporate commercial paper, municipal securities, certificates of deposit and variable rate demand notes which have maturities of one year or less. Our non-current investments consisted of U.S. government securities, certificates of deposit and corporate bonds.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash provided by (used in):
Operating activities	$18,585	$30,878	$(4,209)
Investing activities	(131,151)	12,959	(12,616)
Financing activities	149,341	(15,413)	10,581
Effect of exchange rates	(113)	(904)	(1,676)
Net increase (decrease) in cash and cash equivalents	$36,662	$27,520	$(7,920)

Year ended December 31, 2015

Net cash provided by operating activities of $18.6 million for the year ended December 31, 2015 was primarily due to a net income of $33.4 million offset by net changes in operating assets and liabilities totaling $15.0 million. Net changes in operating assets and liabilities of $15.0 million consisted primarily of an increase in receivables of $8.5 million, a decrease in deferred revenue of $5.4 million, an increase in product royalties receivable of $4.2 million and a decrease in accounts payable of $1.7 million, offset by cash provided by other assets and liabilities, net of $5.7 million. Major offsetting components of the non-cash expenses were: depreciation and amortization of $10.6 million, stock-based compensation of $7.3 million offset by a deferred tax benefit of $9.8 million, unrealized currency translation gains of $3.7 million.

Net cash used in investing activities of $131.2 million for the year ended December 31, 2015 was primarily the result of acquisition, net of acquired cash of $161.2 million and investment purchases of $39.8 million, offset by cash from matured investments of $30.6 million and proceeds from investment sales of $45.1 million.

Net cash provided by financing activities of $149.3 million for the year ended December 31, 2015 was primarily due to proceeds of notes payable of $235.9 million net of debt issuance costs offset by purchase of treasury stock of $44.0 million and payment of notes payable of $8.2 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for year ended December 31, 2015 was a decrease of $113,000.

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

Commitments and Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2015:

(In thousands of U.S. dollars)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Loans	$267,582	$42,582	$50,000	$50,000	$125,000
Interest on loans	86,995	20,050	33,859	25,609	7,477
Operating lease commitments	7,341	1,781	1,598	1,912	2,050
Uncertain tax positions (1)	3,061	-	-	-	-
	$364,979	$64,413	$85,457	$77,521	$134,527

(1) The Company presently does not expect to settle any of this amount within the next twelve months in cash. It is reasonably possible that $1.3 million of the liability for unrecognized tax benefits will decrease within the next 12 months and the remaining $1.8 million in an unknown future period.

The table above does not include any contingent liability under the agreement with Numab in the event that Numab defaults under its loan with Zurcher Kantonalbank up to a maximum potential amount of $2.2 million. As of December 31, 2015, the potential amount of payments in the event of Numab’s default was $1.5 million (see note 17 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1934, as amended.

Funding Requirements

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the on-going development program of AMITIZA;
•	research, development, manufacturing, regulatory and marketing efforts for our other products and product candidates, including the RTU-009 VAP-1 inhibitor compound;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	activities to resolve our on-going legal matters;
•	any option and milestone payments under general option and licensing ventures, including our exclusive option and collaboration agreement with CPP;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities including the purchase of inventory; and
•	the payment of principal and interest under our loan obligations.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through at-the-market sales, public or private equity offerings, further debt financings or corporate collaboration and licensing arrangements.

At December 31, 2015, based upon our current business plan, we believe we have sufficient liquidity for the next 12 months.

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

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates to both (i) the amount of interest income earned on our investment portfolio, and (ii) the amount of interest payable by us under the Credit Facility. These risks offset each other somewhat; for example, rising interest rates would increase both the amounts earned on our investments and amounts due under the Term Loans.

With respect to our investments, our goal is to ensure the safety and preservation of invested funds by limiting default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of December 31, 2015.

In connection with our acquisition of R-Tech, we incurred the Term Loans in the aggregate principal amount of $250.0 million. As described in further detail in note 18, the Term Loans bear interest at a variable rate calculated by reference to the Federal Funds Rate or LIBOR, at our option. Accordingly, increases in these published rates would increase our interest payments under the Term Loans. Because no interest payments were due under the Term Loans in 2015, a hypothetical one percentage point increase in interest rates would not have materially affected our financial condition as of December 31, 2015

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk generally consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer.

Our exposure to credit risk also extends to strategic investments made as part of our ongoing business development activities, such as the investment of $5.0 million in CPP in the form of a convertible note made in January 2016. A more detailed discussion of this arrangement is set forth under the heading “CPP Agreement”.

As of December 31, 2015 and December 31, 2014, approximately 3.6% and 33.6%, respectively, of our cash, cash equivalents, restricted cash and investments is issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related financial statement schedules required by this item are included beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) for our company. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Management’s assessment of and conclusion on the effectiveness of (1) disclosure controls and procedures and (2) internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of R-Tech, which is included in our 2015 consolidated financial statements and constituted total and net assets of $301.4 million and $217.6 million, respectively, as of December 31, 2015, and revenues and net loss of $11.8 million and $4.7 million, respectively, for the year then ended.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

On March 2, 2015, Ms. Barbara Munder advised the Board that she would not stand for election at the 2016 annual meeting of stockholders and will resign effective May 31, 2016 from the Board of Directors. The Board has decided to reduce the size of the Board from seven to six members effective upon such resignation and will determine if there is a need to increase the size of the Board in the future.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information will be included in our proxy statement, or Proxy Statement, for our 2016 Annual Meeting of Stockholders to be filed within 120 days after the fiscal year end of December 31, 2015, and is incorporated herein by reference:

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

Code of Ethics

We have adopted codes of ethics and business conduct that applies to our employees, including our principal executive officer, principal financial and accounting officer and persons performing similar functions. Our codes of ethics and business conduct can be found posted in the investors section on our website at http://www.sucampo.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information provided under the heading “Executive Compensation” of our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference from the section captioned “Stock Ownership Information” in our Proxy Statement for our 2016 Annual Meeting of Stockholders. The information regarding the securities authorized for issuance under our equity compensation plan is incorporated into this section by reference from the section captioned “Equity Compensation Plan Information” in our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions is incorporated by reference to the information provided under the heading “Related Party Transactions” in our Proxy Statement for our 2016 Annual Meeting of Stockholders. The information regarding director independence is incorporated by reference to the information provided under the heading “Corporate Governance Principles and Board Matters, Board Structure and Committee Composition – Board Determination of Independence” in our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information provided under the heading “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policy and Procedures” in our Proxy Statement for our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements, financial statement schedule and exhibits are filed as part of this report or incorporated herein by reference:
(1)	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page F-1.
(2)	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts on page F-41. All other schedules are omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.
(3)	Exhibits. See subsection (b) below.
(b)	Exhibits. The following exhibits are filed or incorporated by reference as part of this report.

60

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of December 29, 2008, among the Company, Sucampo Pharma Holdings, Inc. and Sucampo MS, Inc.	8-K	001-33609	2.1	12/29/2008

2.2	Stock Purchase Agreement, dated December 23, 2010, among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à.r.l., and Sucampo Pharmaceuticals, Inc.	8-K	001-33609	2.1	12/29/2010

2.3#	Strategic Alliance Agreement, dated as of August 26, 2015, among Sucampo Pharmaceuticals, Inc., Sucampo Pharma, LLC and R-Tech Ueno, Ltd.	10-Q	001-33609	10.2	11/4/2015

2.4#	Share Purchase Agreement, dated August 26, 2015, among Dr. Ryuji Ueno, Dr. Sachiko Kuno, S&R Technology Holdings, LLC, and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.3	11/4/2015

3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1^	Amended and Restated 2001 Stock Incentive Plan	S-1	333-135133	10.1	6/19/2006

10.2^	Amended and Restated 2006 Stock Incentive Plan	10-Q	001-33609	10.2	11/14/2007

10.3^	2006 Employee Stock Purchase Plan	S-1/A	333-135133	10.3	10/20/2006

10.4^	Form of Investor Rights Agreement	S-1	333-135133	10.16	6/19/2006

10.5*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	S-1	333-135133	10.21	6/19/2006

10.6*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	S-1	333-135133	10.22	6/19/2006

10.7*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	S-1	333-135133	10.23	6/19/2006

10.8*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	S-1	333-135133	10.24	6/19/2006

61

10.9*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	S-1	333-135133	10.25	6/19/2006

10.10	Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	S-1/A	333-135133	10.36	5/14/2007

10.11*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd. and Abbott Japan Co. Ltd.	10-K	001-33609	10.43	3/16/2009

10.12	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Ryuji Ueno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	8-K	001-33609	10.1	12/29/2010

10.13	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Sachiko Kuno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	8-K	001-33609	10.2	12/29/2010

10.14*	Loan Guarantee and Development Agreement, dated September 8, 2011, between Numab AG and Sucampo AG	10-K	001-33609	10.58	3/15/2012

10.15	Master Lease Agreement, effective as of January 31, 2012, between Sucampo AG and Numab AG	10-Q	001-33609	10.1	5/10/2012

10.16	Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	10-K	001-33609	10.29	3/27/2008

10.17^	Form of Indemnification Agreement, dated December 31, 2012, between the Company and an indemnitee	8-K	001-33609	99.6	1/7/2013

10.18^	Employment Agreement, dated February 10, 2014, between the Company and Peter Greenleaf	10-K	001-33609	10.70	3/12/2014

10.19*	Settlement and License Agreement, dated September 30, 2014, among the Company, Sucampo AG, R-Tech Ueno, Ltd., Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., Takeda Pharmaceuticals America, Inc., Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc.	10-Q	001-33609	10.2	11/7/2014

10.20*	Manufacturing and Supply Agreement, dated September 30, 2014, between Sucampo AG and Par Pharmaceutical, Inc.	10-Q	001-33609	10.3	11/7/2014

10.21*	Amendment No. 1, dated September 30, 2014, to Collaboration and License Agreement dated October 29, 2004 and Supplemental Agreement, dated February 1, 2006, between Sucampo Pharma Americas, LLC and Takeda Pharmaceutical Company Limited	10-Q	001-33609	10.4	11/7/2014

10.22	Amendment No. 1, dated September 30, 2014, to the Agreement dated October 29, 2004, between Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and Sucampo AG	10-Q	001-33609	10.5	11/7/2014

10.23*	Amendment No. 1, dated September 30, 2014, to Supply Agreement dated October 29, 2004, Supply and Purchase Agreement dated January 25, 2006 and the Addendum to the Supply and Purchase Agreement dated November 6, 2013, among Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	10-Q	001-33609	10.6	11/7/2014

62

10.24*	License, Development, Commercialization and Supply Agreement For Lubiprostone, dated October 27, 2014, between Sucampo AG and Takeda Pharmaceuticals International GmbH Limited	10-K	001-33609	10.79	3/9/2015

10.25^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Peter Kiener	10-K	001-33609	10.80	3/9/2015

10.26^	Employment Agreement, dated as of October 27, 2014, between the Company and Matthias Alder	10-K	001-33609	10.81	3/9/2015

10.27^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Steven Caffé	10-K	001-33609	10.82	3/9/2015

10.28^	Employment Agreement, dated as of October 27, 2014, between Sucampo AG and Peter Lichtlen	10-K	001-33609	10.84	3/9/2015

10.29^	Registration Rights Agreement, dated January 15, 2015, among the Company, S&R Technology Holdings, LLC, S&R Foundation, Dr. Ryuji Ueno and Dr. Sachiko Kuno	S-3	333-135133	10.1	1/16/2015

10.30*	Stipulation and License Agreement, dated February 5, 2015, among the Company, Sucampo AG, R-Tech Ueno, Ltd. and Par Pharmaceutical, Inc.	10-K	001-33609	10.88	3/9/2015

10.31*	Manufacturing and Supply Agreement, dated as of February 5, 2015, between Sucampo AG and Par Pharmaceutical, Inc.	10-K	001-33609	10.89	3/9/2015

10.32*	Office Lease Agreement, dated May 5, 2015, between Four Irvington Centre Associations, LLC and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.1	8/5/2015

10.33*	License, Development, Commercialization And Supply Agreement For Lubiprostone for People's Republic of China, dated May 5, 2015, between Harbin Gloria Pharmaceuticals Co., Ltd. and Sucampo AG	10-Q	001-33609	10.2	8/5/2015

10.34*	First Amendment to office Lease Agreement, dated September 14, 2015, between Four Irvington Centre Associations, LLC and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.1	11/4/2015

10.35^	Non-employee Director Compensation Summary	Included herewith

10.36^	Form Sucampo Pharmaceuticals, Inc. Duration-Based Stock Option Incentive Award Stock Option Agreement Terms and Conditions	Included herewith

10.37**	Amendment No. 1, dated November 18, 2015 to the License, Development, Commercialization and Supply Agreement for Lubiprostone dated October 17, 2014, between Sucampo AG and Takeda Pharmaceuticals International AG	Included herewith

63

10.38**	Credit Agreement, dated October 16, 2015, among the Company as borrower, the financial institutions listed therein as Lenders and Jefferies Finance LLC, as administrative agent and collateral agent for the Lenders	Included herewith

10.39**	Lease Agreement, dated April 1, 2001, between Ueno Fine Chemicals and R-Tech Ueno Ltd.	Included herewith

10.40&	New Technology Development Consignment Agreement, dated April 1, 2015, between the Japan Agency for Medical Research and Development and R-Tech Ueno, Ltd.	Included herewith

10.41**	Manufacturing Agreement, dated May 22, 2004, between R-Tech Ueno, Ltd. and Nissan Chemical Industries, Ltd.	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

21	Subsidiaries of the Company	Included herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Included herewith

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

^ Compensatory plan, contract or arrangement.

* Confidential treatment has been granted for portions of this exhibit.

** Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

& English summary of a foreign language document.

# Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to this agreement have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted schedules.

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

Sucampo Pharmaceuticals, Inc.

March 10, 2016	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER GREENLEAF	Chief Executive Officer, Chairman of the Board	March 10, 2016
Peter Greenleaf	(Principal Executive Officer)

/s/ ANDREW P. SMITH	Chief Financial Officer	March 10, 2016
Andrew P. Smith	(Principal Financial Officer)

/s/ DANIEL P. GETMAN		March 10, 2016
Daniel P. Getman	Director

/s/ JOHN JOHNSON		March 10, 2016
John Johnson	Lead Independent Director

/s/ BARBARA A. MUNDER		March 10, 2016
Barbara A. Munder	Director

/s/ MAUREEN E. O'CONNELL		March 10, 2016
Maureen E. O'Connell	Director

/s/ ROBERT SPIEGEL		March 10, 2016
Robert Spiegel	Director

/s/ TIMOTHY WALBERT		March 10, 2016
Timothy Walbert	Director

SUCAMPO PHARMACEUTICALS, INC.

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

The Board of Directors and Stockholders of Sucampo Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Sucampo Pharmaceuticals, Inc. as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sucampo Pharmaceuticals, Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sucampo Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 10, 2016

F- 2

Report of Ernst & Young LLP,

Report of Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Sucampo Pharmaceuticals, Inc.

We have audited Sucampo Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Sucampo Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of R-Tech Ueno, Ltd., which is included in the 2015 consolidated financial statements of Sucampo Pharmaceuticals, Inc. and constituted $301.4 million and $217.6 million of total and net assets, respectively, as of December 31, 2015 and $11.8 million and $4.7 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Sucampo Pharmaceuticals, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of R-Tech Ueno, Ltd.

In our opinion, Sucampo Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sucampo Pharmaceuticals, Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the period ended December 31, 2015 of Sucampo Pharmaceuticals, Inc. and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 10, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sucampo Pharmaceuticals, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of Sucampo Pharmaceuticals, Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 9, 2016, except for the change in the composition of reportable segments discussed in Note 4 to the consolidated financial statements, as to which the date is May 6, 2015.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$108,284	$71,622
Investments, current	-	22,393
Product royalties receivable	22,792	18,576
Accounts receivable, net	22,759	5,338
Deferred charge, current	295	295
Restricted cash, current	55,218	213
Inventories, net	33,121	-
Prepaid expenses and other current assets	8,891	3,411
Total current assets	251,360	121,848
Investments, non-current	-	13,540
Property and equipment, net	6,393	763
Intangible assets	130,315	151
Goodwill	60,937	-
In-process research & development	6,171	-
Deferred tax assets, non-current	-	1,047
Deferred charge, non-current	1,400	1,695
Restricted cash, non-current	-	2,224
Other assets	605	306
Total assets	$457,181	$141,574
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$11,213	$4,143
Accrued expenses	10,886	8,467
Deferred revenue, current	676	2,051
Collaboration obligation	5,623	6,000
Income tax payable	6,507	1,291
Notes payable, current	39,083	8,240
Other current liabilities	14,139	3,618
Total current liabilities	88,127	33,810
Notes payable, non-current	213,277	17,578
Deferred revenue, non-current	1,088	5,118
Deferred tax liability net, non-current	52,497	820
Other liabilities	15,743	1,936
Total liabilities	370,732	59,262

Commitments and contingencies (note 16)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at December 31, 2015 and 2014; 45,509,150 and 44,602,988 shares issued and outstanding at December 31, 2015 and 2014, respectively	455	446
Class B common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Additional paid-in capital	99,212	83,646
Accumulated other comprehensive income	13,412	14,265
Treasury stock, at cost; 3,009,942 and 524,792 shares at December 31, 2015 and 2014, respectively	(46,269)	(2,313)
Retained earnings (Accumulated deficit)	19,639	(13,732)
Total stockholders' equity	86,449	82,312
Total liabilities and stockholders' equity	$457,181	$141,574

The accompanying notes are an integral part of these Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product royalty revenue	$74,138	$62,775	$52,100
Product sales revenue	66,276	33,252	16,425
Research and development revenue	10,199	7,246	20,354
Contract and collaboration revenue	2,567	8,817	654
Co-promotion revenue	-	3,360	61
Total revenues	153,180	115,450	89,594

Costs and expenses:
Costs of goods sold	36,731	16,269	12,402
Intangible assets impairment	-	5,631	-
Research and development	33,631	20,566	21,524
General and administrative	35,517	31,230	25,413
Selling and marketing	2,842	14,523	21,059
Total costs and expenses	108,721	88,219	80,398

Income from operations	44,459	27,231	9,196
Non-operating income (expense):
Interest income	181	172	124
Interest expense	(6,854)	(1,520)	(1,894)
Other income, net	5,889	1,250	3,517
Total non-operating income (expense), net	(784)	(98)	1,747

Income before income taxes	43,675	27,133	10,943
Income tax provision	(10,304)	(14,005)	(3,928)
Net income	$33,371	$13,128	$7,015

Net income per share:
Basic	$0.76	$0.30	$0.17
Diluted	$0.73	$0.29	$0.16
Weighted average common shares outstanding:
Basic	44,150	43,691	41,716
Diluted	45,680	44,506	42,544

Comprehensive income:
Net income	$33,371	$13,128	$7,015
Other comprehensive income (loss):
Unrealized gain (loss) on pension benefit obligation	105	(978)	-
Unrealized gain (loss) on investments, net of tax effect	7	(7)	2
Foreign currency translation	(965)	(351)	(567)
Total comprehensive income	$32,518	$11,792	$6,450

The accompanying notes are an integral part of these Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

				Accumulated			Retained
	Class A		Additional	Other			Earnings	Total
	Common Stock		Paid-In	Comprehensive	Treasury Stock		(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit)	Equity
Balance at December 31, 2012	41,964,905	420	62,521	16,166	457,030	(1,977)	(33,875)	43,255
Employee stock option expense	-	-	1,744	-	-	-	-	1,744
Stock issued upon exercise of stock options	597,836	5	2,332	-	-	-	-	2,337
Stock issued under employee stock purchase plan	3,625	-	25	-	-	-	-	25
Stock issued under "at-the-market" offering	749,383	7	5,274	-	-	-	-	5,281
Foreign currency translation	-	-	-	(567)	-	-	-	(567)
Unrealized loss on investments, net of tax effect	-	-	-	2	-	-	-	2
Windfall tax benefit from stock-based compensation	-	-	213	-	-	-	-	213
Treasury stock, at cost	-	-	-	-	67,762	(336)	-	(336)
Net income	-	-	-	-	-	-	7,015	7,015
Balance at December 31, 2013	43,315,749	432	72,109	15,601	524,792	(2,313)	(26,860)	58,969
Employee stock option expense	-	-	2,287	-	-	-	-	2,287
Stock issued upon exercise of stock options	742,865	9	3,780	-	-	-	-	3,789
Stock issued under employee stock purchase plan	5,853	-	36	-	-	-	-	36
Stock issued under "at-the-market" offering	538,521	5	5,321	-	-	-	-	5,326
Windfall tax benefit from stock-based compensation	-	-	113	-	-	-	-	113
Unrealized loss on pension benefit obligation	-	-	-	(978)	-	-	-	(978)
Unrealized loss on investments, net of tax effect	-	-	-	(7)	-	-	-	(7)
Foreign currency translation	-	-	-	(351)	-	-	-	(351)
Net income	-	-	-	-	-	-	13,128	13,128
Balance at December 31, 2014	44,602,988	446	83,646	14,265	524,792	(2,313)	(13,732)	82,312
Employee stock option expense	-	-	7,349	-	-	-	-	7,349
Stock issued upon exercise of stock options	897,077	9	5,614	-	-	-	-	5,623
Stock issued under employee stock purchase plan	9,085	-	128	-	-	-	-	128
Windfall tax benefit from stock-based compensation	-	-	2,475	-	-	-	-	2,475
Unrealized gain on pension benefit obligation	-	-	-	105	-	-	-	105
Unrealized gain on investments, net of tax effect	-	-	-	7	-	-	-	7
Foreign currency translation	-	-	-	(965)	-	-	-	(965)
Treasury stock, at cost	-	-	-	-	2,485,150	(43,956)	-	(43,956)
Net income	-	-	-	-	-	-	33,371	33,371
Balance at December 31, 2015	45,509,150	$455	$99,212	$13,412	3,009,942	$(46,269)	$19,639	$86,449

The accompanying notes are an integral part of these Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$33,371	$13,128	$7,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,580	1,090	1,488
Intangible assets impairment	-	5,631	-
Deferred tax provision (benefit)	(9,779)	770	(1,678)
Deferred charge	295	3,223	673
Stock-based compensation	7,349	2,287	1,744
Amortization of premiums on investments	121	82	110
Foreign currency remeasurement gain	(3,687)	(1,146)	(2,023)
Shortfall from stock-based compensation	(70)	(227)	-
Windfall benefit from stock-based compensation	(2,547)	-	-
Transfer and assignment of licensing rights	(2,000)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(8,481)	67	(4,047)
Unbilled accounts receivable	(668)	-	732
Product royalties receivable	(4,216)	(3,747)	(654)
Inventory	(1,436)	206	(163)
Income taxes receivable and payable, net	1,110	592	560
Accounts payable	(1,723)	(3,437)	2,242
Accrued expenses	395	2,868	(4,685)
Deferred revenue	(5,351)	(191)	(3,126)
Collaboration obligation	(377)	6,000	-
Accrued interest payable	(25)	(32)	(32)
Other assets and liabilities, net	5,724	3,714	(2,365)
Net cash provided by (used in) operating activities	18,585	30,878	(4,209)
Cash flows from investing activities:
Purchases of investments	(39,775)	(29,153)	(10,127)
Proceeds from the sales of investments	45,062	1,700	755
Maturities of investments	30,554	14,650	6,485
Tenant improvement allowance	(1,880)	-	-
Purchases of property and equipment	(3,557)	(66)	(168)
Transfer and assignment of licensing rights	2,000	-	-
Changes in restricted cash	(2,368)	25,828	(9,561)
Acquisition, net of acquired cash	(161,187)	-	-
Net cash provided by (used in) investing activities	(131,151)	12,959	(12,616)
Cash flows from financing activities:
Proceeds from notes payable, net of debt issuance costs	235,911	-	10,600
Repayment of notes payable	(8,236)	(24,904)	(7,539)
Changes in restricted cash	(42,676)
Proceeds from exercise of stock options	5,623	3,789	2,337
Proceeds from employee stock purchase plan	128	36	25
Proceeds from "at-the market" stock issuance	-	5,326	5,281
Purchase of treasury stock	(43,956)	-	(336)
Windfall benefit from stock-based compensation	2,547	340	213
Net cash provided by (used in) financing activities	149,341	(15,413)	10,581
Effect of exchange rates on cash and cash equivalents	(113)	(904)	(1,676)
Net increase (decrease) in cash and cash equivalents	36,662	27,520	(7,920)
Cash and cash equivalents at beginning of period	71,622	44,102	52,022
Cash and cash equivalents at end of period	$108,284	$71,622	$44,102
Supplemental cash flow disclosures:
Cash paid for interest	$5,983	$129	$156
Tax refunds received	$423	$76	$103
Tax payments made	$17,621	$9,166	$4,939

The accompanying notes are an integral part of these Consolidated Financial Statements.

1. Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., (Company) is a global biopharmaceutical company focused on innovative research and development of proprietary drugs to treat gastrointestinal, ophthalmic, autoimmune, and oncology-based inflammatory disorders.

The Company currently generates revenue mainly from product royalties, upfront and milestone payments, product sales and reimbursements for development activities. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities, seeks additional regulatory approvals and additional indications for approved products and other compounds and seeks strategic opportunities for in-licensing new products.

AMITIZA is being marketed for three gastrointestinal indications under the collaboration and license agreement (as amended in October 2014, the North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, the Company is primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006, for the treatment of IBS-C in May 2008 and for the treatment of OIC in May 2013. Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce the minimum annual commercial investment when a generic equivalent enters the market. In October 2015, Health Canada approved AMITIZA for CIC in adults. In October 2014, the Company and Takeda executed amendments (Takeda Amendment) to the North America Takeda Agreement which, among other things, extended the term of the North America Takeda Agreement beyond December 2020. During the extended term, Takeda and the Company will split the annual net sales revenue of the branded AMITIZA products. In addition, beginning April 2015, the North America Takeda Agreement was amended to terminate the Company’s right to perform commercialization activities with respect to AMITIZA and Takeda’s obligation to reimburse the Company for such commercialization activities.

In Japan, AMITIZA is marketed under a license, commercialization and supply agreement (the Japan Mylan Agreement) that was transferred to Mylan, Inc. (Mylan) from Abbott Laboratories, Inc. (Abbott), as of February 2015, as part of Mylan’s acquisition of a product portfolio from Abbott. The Company received approval of its new drug application (NDA) for AMITIZA for the treatment of chronic constipation (CC), excluding constipation caused by organic diseases, from the Ministry of Health, Labour and Welfare in June 2012 and pricing approval in November 2012. AMITIZA is Japan’s only prescription medicine for CC. The Company did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

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

In October 2014, the Company entered into an exclusive license, development, commercialization and supply agreement (the Global Takeda Agreement) for lubiprostone with Takeda, through which Takeda has the exclusive rights to further develop and commercialize AMITIZA in all global markets, except the U.S., Canada, Japan and the People’s Republic of China. Takeda became the marketing authorization holder in Switzerland in April 2015 and is expected to become the marketing authorization holder in the United Kingdom (U.K.), Austria, Belgium, Germany, Italy, Ireland, Luxembourg, the Netherlands and Spain in the first half of 2016.

Before the execution of the Global Takeda Agreement, the Company retained full rights to develop and commercialize AMITIZA for the rest of the world’s markets outside of the U.S., Canada and Japan. In the U.K., the Company received approval in September 2012 from the Medicines and Healthcare Products Regulatory Agency (MHRA) for the use of AMITIZA to treat CIC. The Company made AMITIZA available in the U.K. in the fourth quarter of 2013. In 2014, the Company resubmitted an application to the MHRA for approval of the OIC indication following its initial decision to not approve in March 2014. In January 2016, the Company received notification from the MHRA that the appeal for the OIC indication was not approved. The Company will not pursue additional filings in the U.K. at this time. In July 2014, National Institute of Health and Care Excellence (NICE) published the technology appraisal guidance recommending the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed laxatives. In January 2015, the Company successfully completed the European mutual recognition procedure (MRP) for AMITIZA for the treatment of CIC in select European countries, resulting in a recommendation for marketing authorization.

In Switzerland, AMITIZA was approved to treat CIC in 2009. In 2012, the Company reached an agreement with the Bundesamt fur Gesundheit, (BAG), the Federal Office of Public Health in Switzerland, on a reimbursement price for AMITIZA in Switzerland, and began active marketing in the first quarter of 2013. Since February 2012, AMITIZA has also been available through a Named Patient Program throughout the European Union, Iceland and Norway. In February 2014, the Company announced that the BAG revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Spezialitätenliste (SL) to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period. In July 2014, AMITIZA was approved for the treatment of OIC in chronic, non-cancer adult patients by the Swissmedic, the Swiss Agency for Therapeutic Products.

In October 2015, the Company and Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. The Company expects to initiate phase 3 registration trials in Russia, Mexico, and South Korea in the first half of 2016. An NDA for the treatment of CIC, IBS-C, and OIC was submitted in Kazakhstan in December 2015.

In the U.S., the Company ceased marketing RESCULA in the fourth quarter of 2014 and no product was made available after the March 2015 expiration date. In May 2015, the Company returned all licenses for unoprostone isopropyl to R-Tech. As part of the acquisition of R-Tech in October 2015, the Company acquired all rights to RESCULA. RESCULA is being commercialized by Santen Pharmaceutical Co., Ltd in Japan, Dong-A Pharmaceutical, Co., Ltd in South Korea and Zuelliq Pharma Co., Ltd in Taiwan.

The Company’s other clinical development programs include the following:

Lubiprostone Alternate Formulation

The Company has been developing an alternate formulation of lubiprostone for both adult and pediatric patients who are unable to tolerate capsules and for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the costs, up to a cap, of this alternate formulation work and the Company expects to initiate a phase 3 trial of the alternate formulation of lubiprostone in the second half of 2016.

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

Cobiprostone for Oral Mucositis

In May 2015, the U.S. FDA granted Fast Track Designation for cobiprostone for the prevention of OM. In September 2015, the Company initiated a phase 2a clinical trial in the U.S. of cobiprostone oral spray for the prevention of OM in patients suffering from HNC receiving concurrent RT and CT.

Cobiprostone for Proton Pump Inhibitor-Refractory Non-Erosive Reflux Disease (NERD)/symptomatic Gastroesophageal Reflux Disease (sGERD)

In December 2014, the Company initiated a phase 2a clinical trial in Japan for cobiprostone in NERD/sGERD patients who have had a non-satisfactory response to proton pump inhibitors. The Company expects to announce top-line data from this study in the first half of 2016.

VAP-1 Inhibitor for RTU-1096

RTU-1096 is an oral compound under development for the treatment of nonalcoholic steatohepatitis (NASH), chronic obstructive pulmonary disease (COPD), diabetic macular edema (DME) and diabetic retinopathy (DR) and immune-oncology. In the first quarter of 2016, the phase 1 trial has been completed in healthy individuals that evaluated the safety and pharmacokinetics and the results will be accessed in the first half of 2016. The Company will also look to generate additional preclinical data in the emerging area of immune-oncology, to support partnership opportunities of combination therapy in cancer patients of our molecules with check-point pathway inhibitors.

VAP-1 Inhibitor for RTU-009

RTU-009 is a pre-clinical stage, injectable VAP-1 inhibitor that is being studied in acute cerebral infarction as well as ophthalmic diseases. Our next step would be to complete IND-enabling studies, and thereafter initiate clinical-stage development.

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America, (GAAP) and the rules and regulations of the Securities and Exchange Commission, (SEC). The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo AG, based in Zug, Switzerland, through which the Company conducts certain worldwide and European operations; Sucampo Pharma, LLC, based in Tokyo and Osaka, Japan and R-Tech Ueno, Ltd. (acquired October 20, 2015), based in Kobe, Japan through which the Company conducts its Asian operations; Sucampo Pharma Americas LLC, based in Rockville, Maryland, through which the Company conducts operations in North and South America and Sucampo Pharma Europe, Ltd., based in Oxford, U.K.. All inter-company balances and transactions have been eliminated.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Sucampo Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable primarily represents amounts due under the North America Takeda Agreement and Japan Mylan Agreement. The Company recorded an immaterial allowance for doubtful accounts at December 31, 2015 and 2014. Accounts receivable of zero and $779,000 were charged off against the allowance for doubtful accounts during the years ended December 31, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out convention. Inventories consist of raw material, work-in-process and finished goods. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

Restricted Cash

As of December 31, 2015, restricted cash consisted primarily of $25.0 million related to the Credit Facility that requires the Company to maintain $25.0 million in a restricted cash account until at least $35 million of the Term Loans have been repaid or prepaid (see note 17). Further, as part of the R-Tech acquisition, $17.7 million is held in a restricted cash account for payment of the Ueno and Kuno Trust Notes, which were settled on February 1, 2016 (see note 17), and $8.2 million is held in restricted cash related to the squeeze out of non-tendering R-Tech shareholders, which was settled in January, 2016.

Restricted cash at December 31, 2014 primarily represented collateral pledged to support a loan guarantee and development agreement (Numab Agreement) between Numab AG (Numab) and Zurcher Kantonalbank, which the Company serves as guarantor; and operating leases with certain financial institutions. Restricted cash totaled $2.4 million at December 31, 2014.

Property and Equipment

Property and equipment are recorded at cost and consist of computer and office machines, furniture and fixtures, IT infrastructure and leasehold improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to earnings as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in earnings.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, investments and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions and invests its excess cash in highly rated investments. As of December 31, 2015 and 2014, approximately $5.9 million, or 3.6%, and $37.0 million, or 33.6%, respectively, of the Company’s cash, cash equivalents, restricted cash and investments were issued or insured by the U.S. government or other government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 63.3%, 71.3% and 81.3% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable and product royalties receivable from Takeda accounted for 78.1% and 88.5% of the Company’s total accounts receivable and product royalties receivable at December 31, 2015 and 2014. Revenues from another unrelated party, Mylan, accounted for 35.2%, 27.8% and 17.6% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013. The Company depends significantly upon collaborations with Takeda and Mylan, and its activities may be impacted if these relationships are disrupted (see note 19).

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable, collaboration obligation and accrued expenses. The carrying amounts of the Notes (as defined below) at December 31, 2015 and 2014 did approximate fair value and are classified as a Level 2 instrument.

Revenue Recognition

The Company’s revenues are derived primarily from product royalties, product sales, development milestone payments, clinical development activities, and contract and collaboration activities.

Multiple-Element Arrangements

The Company evaluated the multiple deliverables within the AMITIZA agreements in accordance with the guidance of multiple deliverables under ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” to determine whether the deliverables can be separated for revenue recognition purposes. The separation criteria include whether the deliverables have standalone value and whether objective reliable evidence of fair value exists. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting. The appropriate recognition of revenue is then applied to each separate unit of accounting. The Company’s deliverables under AMITIZA agreements are more fully described in note 19 below.

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

For research and development deliverables agreed upon subsequent to January 1, 2011 under the North America Takeda agreement, which are reimbursable by Takeda at contractually predetermined percentages, the Company recognizes revenue when the underlying research and development expenses are incurred, assuming all other revenue recognition criteria are met.

Product Royalty Revenue

Product royalty revenue represents royalty revenue earned on Takeda’s net sales of AMITIZA under the North America Takeda Agreement, and is recorded when earned in accordance with the contractual terms, collectability is reasonably assured and all other revenue recognition criteria are met.

Product Sales Revenue

Product sales revenue consists of AMITIZA sales under the Japan Mylan Agreement, the North America Takeda Agreement, Global Takeda Agreement, and prior to the Global Takeda Agreement, by the Company in Europe, and RESCULA sales to Santen in Japan and by the Company in the U.S. Revenue from AMITIZA product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, and collection from the customer is reasonably assured. The Company did not record sales deductions and returns for sales of AMITIZA due to the absence of discounts and rebates and the lack of right of return.

Co-promotion Revenue

Takeda reimbursements of co-promotion costs under the North America Takeda Agreement, including costs associated with the Company’s specialty sales force and miscellaneous marketing activities, are recognized as co-promotion revenue as the related costs are incurred and Takeda becomes contractually obligated to pay the amounts. The Company has determined that it is acting as a principal under this agreement, and as such, records reimbursements of these amounts on a gross basis as co-promotion revenue. In December 2014, the Company ceased co-promoting AMITIZA as a result of the amendment to the North America Takeda Agreement.

Contract and Collaboration Revenue

Contract and Collaboration revenue relates to development and consulting activities and includes $8.0 million of the upfront payment received from Takeda in 2014 under the Global Takeda Agreement.

The Company considers its participation in joint committees under the Japan Mylan Agreement and North America Takeda Agreement as separate deliverables under the contracts and recognizes the best estimate of selling price of such participation as collaboration revenue over the period of the participation per the terms of the contracts.

Deferred Revenue

Deferred revenue represents payments received for licensing fees, option fees, consulting, research and development contracts and related cost sharing and supply agreements, mainly with Takeda and Mylan, which are deferred until revenue can be recognized under the Company’s revenue recognition policy. At December 31, 2015 and 2014, total deferred revenue was approximately $1.8 million and $7.2 million, respectively.

Total deferred revenue consists of the following as of:

	December 31,
(In thousands)	2015	2014
Deferred revenue, current	$676	$2,051
Deferred revenue, non-current	1,088	5,118
	$1,764	$7,169

Deferred revenue to related parties, included in total deferred revenue:
Deferred revenue to related parties, current	$-	$453
Deferred revenue to related parties, non-current	-	4,141
Total	$-	$4,594

During the fourth quarter of 2015, as part of the R-Tech acquisition, the Company recognized $3.9 million of deferred revenue as part of settlement of a pre-existing relationship with R-Tech.

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards on the date of the grant using an option-pricing model and recognizes the expense over the required service periods.

For recording of the stock-based compensation expense for service based and market condition options, the Company has chosen to use:

•	the straight-line method of allocating compensation cost for service based options and graded vesting for market condition options;
•	the Black-Scholes-Merton option pricing formula for time based options and the Monte Carlo simulation model for the market condition options as the Company’s chosen option-pricing models;
•	the simplified method to calculate the expected term for options as discussed under the SEC’s guidance for share-based payments for service based options;
•	an estimate of expected volatility based on the historical volatility of the Company’s share price; and
•	an estimate for expected forfeitures.

The three factors which most affect stock-based compensation are the fair value of the common stock underlying the stock options, the vesting term of the options, and the volatility of such fair value of the underlying common stock. If the Company’s estimates are too high or too low, the Company may overstate or understate its stock-based compensation expense.

Pension

The Company utilizes actuarial methods to measure the benefit obligations and net periodic pension cost/income for its Swiss pension plan. Inherent in the application of these actuarial methods are key assumptions, including, but not limited to, discount rates, mortality rates, and rates of compensation increases. Company management evaluates these assumptions annually and updates assumptions as necessary. Net actuarial gains or losses are amortized to expense in future periods over the average future service period for employees of plans. The fair values of assets are determined based on the sum of the saving capitals of the actives in the pension plan.

Mergers and Acquisitions

In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the merger or acquisition at their respective fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, the Company may be required to value assets at fair value measures that do not reflect our intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in our consolidated financial statements after the date of the merger or acquisition. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recorded. The fair values of intangible assets, including acquired in-process research and development (IPR&D) are determined utilizing information available near the merger or acquisition date based on expectations and assumptions of a market participant that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, the Company typically obtains assistance from third-party valuation specialists for significant items. Amounts allocated to acquire IPR&D are capitalized and accounted for as indefinite-lived intangible assets. Upon successful completion of each project, the Company will make a separate determination as to the then useful life of the asset and begin amortization. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed in a business combination, as well as asset lives, can materially affect the Company's results of operations.

The fair values of identifiable intangible assets related to currently marketed products and product rights are primarily determined by using an "income approach" through which fair value is estimated based on each asset's discounted projected net cash flows. Our estimates of market participant net cash flows consider historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry growth drivers and factors; current and expected trends in technology and product life cycles; the time and investment that will be required to develop products and technologies; the ability to obtain marketing and regulatory approvals; the ability to manufacture and commercialize the products; the extent and timing of potential new product introductions by the Company's competitors; and the life of each asset's underlying patent, if any. The net cash flows are then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product are then discounted to present value utilizing an appropriate discount rate.

The fair values of identifiable intangible assets related to IPR&D are determined using an income or cost approach. Under the income approach fair value is estimated based on each asset’s probability-adjusted future net cash flows, which reflect the different stages of development of each product and the associated probability of successful completion. The net cash flows are then discounted to present value using appropriate discounts. Under the replacement cost approach, historical research and development spending is analyzed to derive the costs incurred to date related to the asset. An expected return of 20% was applied to the cumulative research and development costs incurred to date, as this estimates the required rate of a return a prudent investor would require on a similarly situated asset. No tax amortization benefit is applied given the asset is valued under the replacement cost approach, which is representative of buying the asset in the market at fair value.

Goodwill

The Company assesses the carrying value of goodwill on an annual basis, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The provisions of the relevant accounting guidance require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting unit to the carrying value. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference is recognized. The Company calculates the fair value of the reporting unit utilizing the income approach. The income approach utilizes a discounted cash flow model, using a discount rate based on the Company's estimated weighted average cost of capital. The Company also evaluates goodwill using the qualitative assessment method, which permits companies to qualitatively assess whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company considers developments in its operations, the industry in which it operates and overall macroeconomic factors that could have affected the fair value of the reporting unit since the date of the most recent quantitative analysis of a reporting unit's fair value. As described in note 4 to these consolidated financial statements, the Company operates as one operating segment which is considered our only reporting unit.

The determination of the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The estimates and assumptions used in calculating fair value include identifying future cash flows, which requires that the Company makes a number of critical legal, economic, market and business assumptions that reflect best estimates as of the testing date. The Company's assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause the Company to conclude that an impairment now exists or that it previously understated the extent of impairment. The Company selected October 1 as its annual impairment test date.

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

Accrued Research and Development Expenses

As part of the process of preparing Consolidated Financial Statements, the Company is required to estimate accruals for research and development expenses. This process involves reviewing and identifying services which have been performed by third parties on the Company’s behalf and determining the value of these services. In addition, the Company makes estimates of costs incurred to date but not yet invoiced, in relation to external CROs and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment; invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities for research and development. The Company makes significant judgments and estimates in determining the accrued balance in any accounting period. No material adjustments have been required for this accrual during the years ended December 31, 2015 and 2014.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with the relevant accounting guidance for income taxes. Under the asset and liability method, the current income tax provision or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in the income tax provision during the period such changes are enacted. Changes in ownership may limit the amount of net operating loss (NOL) carry-forwards that can be utilized in the future to offset taxable income. The Company’s discussion of income tax is described more fully under note 21 found below.

In September 2011, the Company internally transferred certain intellectual property and licenses from the Company’s subsidiaries, including the U.S. based subsidiary, to SAG. Since the transfer of these assets was to a related party, the recognition of a deferred tax asset by SAG is prohibited and the net tax effect of the transaction is deferred in consolidation. The tax liability generated from this transaction is offset by a deferred charge that is being amortized over ten years. As of December 31, 2015, 2014 and 2013, the total deferred charge is $1.7 million, $2.0 million and $5.2 million, respectively, after a net current year amortization and impairment expense of $0.3 million, $3.2 million and $0.7 million, respectively. Impairment expense included in the $3.2 million for 2014 totaled $1.8 million and resulted from the cessation of direct commercialization activities for RESCULA in 2014.

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

The Company considers certain undistributed earnings of foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes have been recorded under the applicable accounting standard with respect to such earnings. Should the earnings be remitted to the U.S., the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

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

The Company has recorded an income tax liability of approximately $2.9 million and $0.8 million, including interest, for uncertain tax positions as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the entire balance was reflected as other liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2014, $0.3 million and $0.6 million are reflected as other current liabilities and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. These amounts represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Consolidated Financial Statements.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. It is reasonably possible that the $1.3 million of the liability for unrecognized tax benefits will decrease within the next 12 months. In addition, future changes in the unrecognized tax benefits would have an effect on the effective tax rate when recognized.

Currently, tax years 2011 to 2015 remain open and subject to examination in the major tax jurisdictions in which tax returns are filed.

Foreign Currency

The functional currency for most of the Company’s foreign subsidiaries is its local currency. For the Company’s non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity. For subsidiaries where the functional currency is the U.S. dollar, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments of these subsidiaries are included in net income.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We are currently evaluating our expected adoption method and the impact of this new standard on our consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this guidance on its Consolidated Financial Statements and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, (ASU 2015-17). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. The Company has elected to early adopt the guidance and applied the guidance on a prospective basis. The adoption has no impact on consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. The impact to the consolidated balance sheets as of December 31, 2014 was the reclassification of $0.5 million from current deferred income tax assets, net to non-current deferred income tax liabilities, net resulting in an ending balance of $1.0 million of noncurrent deferred tax asset and $0.8 million of noncurrent deferred tax liability as of December 31, 2014.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes thereto the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier adoption permitted for financial statements that have not been issued. The Company will prospectively adopt this guidance beginning in fiscal year 2016.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, (ASU 2015-11). This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost or market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method. ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early application is permitted. The Company is evaluating the effect that ASU 2015-11 will have on its Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU Number 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 will have no effect on the Company’s results of operations or liquidity.

In May 2014, the FASB issued authoritative guidance which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance was originally scheduled to be effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, but in July 2015 the FASB voted to defer the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the impact of this guidance on its results of operations, financial position and cash flows.

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

The computation of net income per share for the years ended December 31, 2015, 2014 and 2013 is shown below:

	Year To Date December 31,
(in thousands, except per share data)	2015	2014	2013
Basic net income per share:
Net income	$33,371	$13,128	$7,015

Weighted average class A and B common shares outstanding	44,150	43,691	41,716

Basic net income per share	$0.76	$0.30	$0.17

Diluted net income per share:
Net income	$33,371	$13,128	$7,015

Weighted average class A and B common shares outstanding for diluted net income per share	44,150	43,691	41,716

Assumed exercise of stock options under the treasury stock method	1,530	815	828
	45,680	44,506	42,544

Diluted net income per share	$0.73	$0.29	$0.16

The potentially dilutive securities used in the calculations of diluted net income per share at December 31, 2015, 2014 and 2013 are as follows:

	December 31,
(In thousands)	2015	2014	2013
Employee stock options	3,290	1,124	2,129
Non-employee stock options	-	255	410

The following securities were excluded from the computation of diluted net income per share as their effect would be anti-dilutive as of December 31, 2015, 2014 and 2013:

	December 31,
(In thousands)	2015	2014	2013
Employee stock options	1,188	3,012	530

4. Segment Information

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

Summarized product category and geographic information is shown in the tables below.

Product Category Information

Revenues for product categories are attributed based on the following categories.

Product royalty revenue represents royalty revenue earned on the net sales of AMITIZA in North America. Product sales revenue represents drug product net sales of AMITIZA in North America, Japan and Europe and drug product net sales of RESCULA in Japan. Research and development revenue represents funded development work primarily related to AMITIZA. Contract and collaboration revenue represents the amortization of up-front payments under the North America Takeda Agreement and release of the collaboration obligation under the Global Takeda agreement. Co-promotion revenue represents reimbursements by Takeda of a portion of the Company’s co-promotion costs for its specialty sales force.

Company revenues by product category for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Product royalty revenue	$74,138	$62,775	$52,100
Product sales revenue	66,276	33,252	16,425
Research and development revenue	10,199	7,246	654
Contract and collaboration revenue	2,567	8,817	20,354
Co-promotion revenue	-	3,360	61
Total	$153,180	$115,450	$89,594

Geographical Information

Revenues are attributable to countries based on the location of the customer. The Company operates a manufacturing facility in Japan that supplies products to customers as well as the Company’s subsidiaries in other countries. The sales from the manufacturing operations to other countries are included in the net sales of the country in which the manufacturing location is based. The intersegment portions of such sales are excluded to derive consolidated revenues. The Company’s country of domicile is the United States.

Company revenues by geographic location for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
United States	$95,769	$74,688	$73,637
Japan	55,371	32,128	15,849
Rest of the world	2,040	8,634	108
Total	$153,180	$115,450	$89,594

The Company’s long-lived assets by geographic location where located on December 31, 2015, 2014 and 2013 were as follows:

	December 31,
(In thousands)	2015	2014	2013
United States	$3,105	$566	$869
Japan	3,232	114	175
Rest of the world	56	83	112
Total	$6,393	$763	$1,156

5. Acquisitions

Acquisitions have been accounted for as business combinations and the acquired companies results have been included in the accompanying consolidated statements of income from their respective date of acquisition. The Company’s recent acquisition has been made at prices above the fair value of the acquired net assets, resulting in goodwill, due to expectations of synergies of combining the businesses. These synergies include the use of the Company’s existing infrastructure, such as sales and distribution channels, customer relations, shared services, as well as the elimination of duplicative facilities, functions and staffing.

Acquisition of R-Tech

In August 2015, the Company entered into a share purchase agreement with Drs. Ryuji Ueno and Sachiko Kuno and S&R Technology Holdings, LLC, to acquire 44% of outstanding R-Tech shares. The total purchase price for these shares was 1,400 Japanese Yen (JPY) per share, or 12 billion JPY in the aggregate, or approximately $100.0 million.

In August 2015, the Company launched, through its wholly-owned Japanese subsidiary (the Offeror), an all-cash tender offer in Japan to acquire the remaining 56% of the outstanding shares and stock acquisition rights of R-Tech for 1,900 JPY per share, resulting in a total consideration of up to 21 billion JPY, or approximately $175.0 million. The price offered in the tender offer reflected that R-Tech held approximately $62.1 million in cash and 2.5 million shares of the Company’s common stock as of the commencement of the tender offer.

On October 20, 2015, the transactions contemplated by the share purchase agreement were completed, and the tender offer was concluded. As a result of these transactions, the Company acquired approximately 98% of R-Tech’s outstanding shares. The Company acquired the remaining 2% of outstanding shares of R-Tech through a squeeze-out process under Japanese law on December 8, 2015 for total consideration of 926 million JPY, or approximately $7.7 million. This acquisition diversified the product portfolio, expanded the Company’s development pipeline and integrated the manufacturing of the Company’s main product, AMITIZA.

This transaction was accounted for under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of R-Tech were recorded as of the acquisition date at their respective fair values, and combined with those of the Company.

The allocation of the purchase price is preliminary and is not yet finalized. The purchase price allocation is still considered preliminary due to finalization of valuation reports, evaluation of acquired tax attributes and review of IPR&D. The preliminary allocation of the purchase price is based upon preliminary estimates using information that was available to management at the time the financial statements were prepared and these estimates and assumptions are subject to change within the measurement period, up to one year form the acquisition date. Accordingly, the allocation may change. The Company continues to gather information about the fair value of all assets and liabilities, including intangible assets, acquired deferred tax and liabilities. Acquisition related costs are expensed when incurred and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income.

The preliminary allocation of the purchase price based upon estimated fair value of assets acquired and liabilities assumed on October 20, 2015 is as follows:

(In thousands)	As of October 20, 2015
Cash	$62,097
Accounts receivable	8,299
Inventory (i)	37,563
Prepaid expenses	3,425
Property, plant and equipment	3,115
Other long term assets	449
Accounts payable and accrued liabilities	(11,598)
Income tax payable	(5,025)
Other liabilities, current	(3,282)
Deferred tax liability, net	(62,927)
Other liabilities, long term	(9,347)
R-Tech shares of Sucampo stock (treasury stock)	43,956
Total fair value of tangible assets acquired and liabilities assumed	66,725
Acquired in-process research and development	6,200
Acquired intangible assets	134,600
Goodwill	61,228
Total purchase price	$268,753

Total purchase price	$268,753
Settlement of net receivable from pre-existing relationship	6,364
Total consideration	$275,117

Acquisition, net of acquired cash	$161,187
Acquired cash	62,097
Purchase of treasury stock	43,956
Squeeze out liability for non-tendering R-Tech shareholders	7,668
Other	209
Total consideration	$275,117

(i) Acquired inventory includes a $20.1 million adjustment to record inventory at fair value, referred to as a step-up adjustment. The $20.1 million step-up adjustment will amortize evenly through costs of goods sold over a seven month period beginning in November 2015 and ending in May 2016, in alignment with expected inventory turnover. The amortization of the inventory step-up adjustment will increase costs of goods sold during these periods. For the year ended December 31, 2015, the Company recognized $5.8 million in additional costs of goods sold related to the amortization of the inventory step-up adjustment.

The estimated fair value of intangible assets acquired and related estimated amortization periods in years is as follows:

(In thousands)	As of October 20, 2015	Amortization period in years

Acquired in-process research and development	$6,200	Indefinite
Acquired intangible assets:
AMITIZA - manufacturing know-how	120,200	14
RESCULA - manufacturing know-how	14,400	10
	$134,600

In-process research and development (IPR&D) acquired from R-Tech is related to RTU-009 and RTU-1096. Management estimated the fair value of IPR&D at the acquisition date to be $6.2 million. The estimated fair value was determined using the replacement cost approach. Under the replacement cost approach, historical research and development spending is analyzed to derive the costs incurred to date related to the asset. An expected return of 20% was applied to the cumulative mid-year pre-tax research and development costs incurred to date, as this estimates the required rate of a return a prudent investor would require on a similarly situated asset. An adjustment was not made for economic obsolescence as the costs considered are historical and the method applied is considering the estimate of fair value to buy the asset in the market at its current stage of development. No tax amortization benefit has been applied given the asset is valued under the replacement cost approach, which is representative of buying the asset in the market at fair trade value.

The Company estimated the fair values of the AMITIZA manufacturing know-how intangible asset and RESCULA manufacturing know-how intangible asset using the income approach with a present value discount rate of 18%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of R-Tech and the Company. This is comparable to the estimated internal rate of return for the acquisition and presents the rate that market participants would use to value these intangible assets. The projected cash flows from the AMITIZA manufacturing know-how intangible asset and RESCULA manufacturing know-how intangible asset were based on key assumptions including estimates of revenues, operating profits, the life of the potential commercialized product, associated risks, and the risks related to the viability of and potential alternative use in any future markets.

The weighted average amortization period of the intangible assets from the R-Tech acquisition is 78 months which is reflective of expected cash flows. For the year ended December 31, 2015, the Company recorded amortization expense of $3.7 million, all of which has been recorded in costs of goods sold in the Consolidated Statements of Operations and Comprehensive Income.

The Company recorded approximately $61.2 million in goodwill related to the acquisition of R-Tech, representing the purchase price paid in the acquisition that was in excess of the fair value of the tangible and intangible assets acquired. None of the goodwill generated from R-Tech acquisition is expected to be deductible for tax purposes.

The Company has incurred transaction costs related to the R-Tech acquisition of approximately $5.2 million for the year ended December 31, 2015, all of which has been recorded in general and administrative expenses.

The following unaudited pro forma information is presented as if the acquisition had occurred on January 1, 2014, and combines the historical results of operations of the Company and R-Tech for the year ended December 31, 2015 and 2014.

	Year Ended December 31,
(In thousands)	2015 (unaudited)	2014 (unaudited)
Pro forma revenue	$199,462	$151,527
Pro forma net income	25,617	(20,031)

For the year ended December 31, 2015, R-Tech contributed revenues and net loss to the Company’s consolidated results of $11.8 million and $4.7 million, respectively.

6. Restructuring

In December 2015, the Company adopted a plan to restructure certain operations and consolidate certain functions in the Company’s corporate headquarters located in Rockville, Maryland. During the fourth quarter, the Company recorded pretax charges of approximately $953,000. The restructuring plan primarily included headcount reductions. These costs are reflected within operating expenses between research and development, general and administrative expenses, and selling and marketing expenses. At December 31, 2015, a restructuring accrual of $851,000 was included in accrued liabilities. The Company expects to record additional restructuring charges in 2016 related to this program and in connection with the integration of the R-Tech acquisition.

The following table summarizes the cash components of the restructuring costs at December 31, 2015.

(In thousands)	Termination Benefits	Facility Related	Contract & Other Costs	Total
Balance at December 31, 2014	$-	$-	$-	$-
Expenses incurred	953	-	-	953
Amounts paid	(102)	-	-	(102)
Balance at December 31, 2015	$851	$-	$-	$851

7. Current and Non-Current Investments

At December 31, 2015, the Company held no investments. At December 31, 2014, current and non-current investments consisted of the following securities:

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
U.S. government agencies	$4,203	$1	$-	$4,204
Certificates of deposit	2,500	-	-	2,500
Corporate bonds	4,575	-	(3)	4,572
U.S. commercial paper	11,109	8	-	11,117
Total	$22,387	$9	$(3)	$22,393

Non-current:
U.S. government agencies	$8,047	$-	$(15)	$8,032
Certificates of deposit	5,000			5,000
Corporate bonds	509	-	(1)	508
Total	$13,556	$-	$(16)	$13,540

8. Fair Value Measurements

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

Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs, other than the quoted price in active markets, that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, collaboration obligation and other accrued liabilities, approximate their fair values due to their short maturities. The estimated fair value of long term debt as disclosed in note 17 and 18 was based on similar types of borrowings. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. There were no fair value adjustments other than the assets and liabilities acquired under the R-Tech acquisition (see note 5) in the years ended December 31, 2015 and 2014 for nonfinancial assets or liabilities required to be measured at fair value on a non-recurring basis.

The Company’s financial instruments measured at fair value on a recurring basis, which are subject to the fair value disclosure requirements, are as follows:

There were no transfers between levels during the years ended December 31, 2015 and 2014.

9. Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process and finished goods. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. In connection with the acquisition of R-Tech, all inventory held by R-Tech was stepped-up in value to $37.6 million as of the acquisition date. As of December 31, 2015, the remaining balance of inventory step-up was $14.3 million. As of December 31, 2014, the company had no inventory.

Inventories consisted of the following as of December 31, 2015:

December 31,
(In thousands)	2015
Raw materials	$5,554
Work in process	26,926
Finished goods	641
Total	$33,121

10. Property and Equipment

Property and equipment consist of the following at December 31, 2015 and 2014:

	December 31,
(In thousands)	2015	2014
Computer and office machines	$2,647	$2,622
Furniture and fixtures	1,023	473
Leasehold improvements	3,066	1,415
Buildings	1,022	-
Machinery and equipment	2,074	-
Construction in progress	140	-
Total cost	9,972	4,510
Less: accumulated depreciation	(3,579)	(3,747)
Total	$6,393	$763

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $637,000, $422,000 and $512,000, respectively.

Leasehold improvements as of December 31, 2015 are tenant improvements to the Company’s offices in Rockville, Maryland and Kobe, Japan. Leasehold improvements as of December 31, 2014 are tenant improvements to the Company’s former headquarters in Bethesda, Maryland.

11. Intangible Assets, In-Process Research and Development and Goodwill

Intangible assets by major class as of December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
(In thousands)	Weighted average life (in months)	Carrying amount	Weighted average life (in months)	Carrying amount
Amortized intangible assets
Patent and license rights	72	$10,513	84	$10,513
Manufacturing know how	76	134,600		-
Accumulated amortization		(8,463)		(4,711)
Impairment losses		(5,651)		(5,631)
Foreign currency translation adjustments		(684)		-
Total amortized intangible assets		$130,315		$151

Unamortized intangible assets
In-process research and development		$6,171		$-
Goodwill		60,937		-
Total unamortized intangible assets		$67,108		$-

Total intangible assets		$197,423		$151

The changes in intangible assets for the years ended December 31, 2015 and 2014 are as follows:

(In thousands)	Intangibles	Goodwill	In-process research & development
Balance at December 31, 2013	$6,438	$-	$-
Amortization	(636)	-	-
Impairment losses	(5,651)	-	-

Balance at December 31, 2014	$151	$-	$-
Additions	134,600	61,228	6,200
Amortization	(3,752)	-	-
Foreign currency translation adjustment	(684)	(291)	(29)
Balance at December 31, 2015	$130,315	$60,937	$6,171

Amortization expense on intangible assets totaled approximately $3.7 million, $636,000 and $1.0 million, respectively for the years ended December 31, 2015, 2014 and 2013.

There was no impairment charge recorded during the twelve months ended December 31, 2015. The changes in the carrying value of goodwill during the year ended December 31, 2015 resulted from the acquisition and foreign currency translation. In 2014, the Company ceased direct commercialization activities for RESCULA in the United States for its approved FDA indication. Accordingly, the Company recorded an impairment charge of $5.6 million in 2014, which was the full amount of the remaining balances of the unamortized intangibles related to its two RESCULA license agreements. Both license agreements were for the development and commercialization of RESCULA for its approved indication, and for any new indications for unoprostone isopropyl.

The estimated fair values of acquired in-process research and development projects which have not reached technological feasibility at the date of acquisition are capitalized and subsequently tested for impairment through completion of the development process, at which point the capitalized amounts are amortized over their estimated useful life. If a project is abandoned rather than completed, all capitalized amounts are written-off immediately. During 2015 and 2014, no development projects were completed and no in-process research and development costs were reclassified into developed technology. As the underlying in-process research and development are in the early stage of development, the Company does not expect to amortize any in-process research and development in 2016.

Amortization of intangibles for the next five years is expected to be as follows:

(In thousands)	Amortization
Years ended December 31,
2016	$22,689
2017	22,689
2018	22,689
2019	22,689
2020	22,689

12. Accrued Expenses

Accrued expenses consist of the following at December 31, 2015 and 2014:

	December 31,
(In thousands)	2015	2014
Research and development costs	$3,843	$3,537
Employee compensation	4,860	3,459
Restructuring	851	-
Selling and marketing costs	1	163
Legal service fees	428	612
Other accrued expenses	903	696
Total	$10,886	$8,467

13. Collaboration Obligation

Under the Global Takeda Agreement (see note 19), the Company received an upfront payment from Takeda of $14.0 million in 2014, of which the Company is obligated to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda. At December 31, 2015 and 2014, the collaboration obligation was $5.6 million and $6.0 million, respectively.

14. Other Current Liabilities

Other current liabilities consist of the following at December 31, 2015 and 2014:

	December 31,
(In thousands)	2015	2014
Indirect taxes payable	5,963	3,075
Squeeze out liability for non-tendering R-Tech shareholders	7,668	-
Other current liabilities	508	543
Total	$14,139	$3,618

15. Other Liabilities

Other liabilities consist of the following at December 31, 2015 and 2014:

	December 31,
(In thousands)	2015	2014
Deferred grants	$9,604	$-
Unrecognized tax benefits	3,061	-
Deferred leasehold incentive	1,715	380
Defined benefit obligation	949	977
Other liabilities	414	579
Total	$15,743	$1,936

Deferred grants consist of a $9.3 million interest-free grant from the Japan Science and Technology Agency for use in developing unoprostone-related medicine for pigmentary degeneration of the retina, and a $300,000 government grant from Montgomery County, Maryland related to the move of the Company’s headquarters. Both grants may have to be repaid if certain conditions are not met.

Defined benefit obligation relates to defined benefit pension plans for employees in the Company’s subsidiary in Switzerland (Swiss Plan). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum investment return. The minimum investment return is determined annually by the Swiss government and was 1.75% in 2015 and 1.75% in 2014. Under the Swiss Plan, the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of December 31, 2015, the Swiss Plan had an unfunded net pension obligation of approximately $949,000, plan assets of approximately $1.6 million and projected benefit obligation of approximately $2.5 million. As of December 31, 2014, the Swiss Plan had an unfunded net pension obligation of approximately $977,000, plan assets of approximately $1.8 million and projected benefit obligation of approximately $2.8 million. The entire liability is listed as non-current because plan assets are more than enough to pay expected benefit payments over the next year. The Company recognized pension expense of $226,000 and $221,000 for the years ended December 31, 2015 and 2014, respectively, related to the Swiss Plan.

While the Swiss Plan originated in 2011, the Company only accounted for the Swiss Plan in accordance with ASC 715-30 Defined Benefit Plans - Pensions starting in 2014. The Company evaluated the impact of not recording the net pension obligation in the Consolidated Balance Sheet and corresponding charges in Net income and Total comprehensive income in the Statement of Operations and Comprehensive Income, and the omission of the required pension disclosures in prior years, and concluded that the effect was immaterial. The Company corrected the immaterial error in 2014 by recording an out of period adjustment to the net pension obligation liability of $366,000, with an offsetting amount in Net Income of $11,000 and total comprehensive income of $355,000.

The following tables provide reconciliations of the changes in the Swiss Plan’s projected benefit obligations and assets, and the assumptions used at December 31, 2015 and 2014.

Reconciliation of Projected Benefit Obligation	December 31, 2015	December 31, 2014
(in thousands)
Projected benefit obligation at beginning of year	$2,760	$1,708
Service cost	164	191
Interest cost	28	43
Plan participants’ contributions	90	165
Plan amendments	(39)	-
Actuarial loss (gain)	-	653
Benefits paid	(436)	83
Expenses Paid	(5)	(8)
Premiums Paid	(49)	(66)
Projected benefit obligation at end of year	$2,513	$2,769

Reconciliation of Fair Value of Plan Assets	December 31, 2015	December 31, 2014
(in thousands)
Fair value of plan assets at beginning of year	$1,787	$1,342
Actual return on plan assets	42	42
Employer contribution	136	234
Plan participants’ contributions	90	165
Benefits paid	(436)	83
Expenses Paid	(5)	(8)
Premiums Paid	(49)	(66)
Fair value of plan assets at end of year	$1,565	$1,792

Funded status at end of year	$(948)	$(977)

Reconciliation of amounts recognized in Consolidated Statements of Operations and Comprehensive Income	Year ended December 31, 2015	Year ended December 31, 2014
(in thousands)
Net loss	$(862)	$(978)

Total amount recognized in accumulated other comprehensive income	$(862)	$(978)
Accumulated contributions in excess of net periodic benefit cost	(87)	1
Funded status at end of year	$(949)	$(977)

Net periodic pension cost included the following components	Year ended December 31, 2015	Year ended December 31, 2014
(in thousands)
Service cost	$164	$191
Interest cost	28	43
Expected return on assets	(39)	(30)
Amortization of unrecognized net loss	73	17
Net periodic pension cost	$226	$221

Changes in plan assets and benefit obligations recognized in other comprehensive income	Year ended December 31, 2015	Year ended December 31, 2014
(in thousands)
New prior service cost	$(39)	$-
Net loss arising during year	(2)	641
Amortization or settlement of net loss	(73)	(17)
Total recognized in other comprehensive income	$(114)	$624

Total loss recognized in net periodic cost and other comprehensive income	$111	$845

Estimated amounts to be amortized from accumulated other comprehensive income over the next year	December 31, 2015	December 31, 2014
(in thousands)
Net loss	$76	$73

Additional year-end information for plans with projected benefit obligations in excess of plan assets	December 31, 2015	December 31, 2014
(in thousands)
Projected benefit obligation	$2,514	$2,769
Accumulated benefit obligation	2,233	2,469
Fair value of plan assets	1,566	1,792

Weighted average allocation of plan assets	December 31, 2015	December 31, 2014
Debt Securities	78%	79%
Real Estate	12%	12%
Other Investments	8%	6%
Cash	2%	3%
Total	100%	100%

Weighted average assumptions used to determine net periodic pension cost	Year ended December 31, 2015	Year ended December 31, 2014
Discount or settlement rates	1.0%	2.5%
Expected long-term rates of return on assets	2.1%	2.1%
Rates of increase in compensation levels	1.5%	1.5%

Weighted average assumptions used to determine future benefit obligations	December 31, 2015	December 31, 2014
Discount rate	0.9%	1.0%
Rates of increase in compensation levels	1.5%	1.5%

Expected future cash flows
(in thousands)
Employee Contributions
2016	$155	$151
Benefit Payments
2016	7	145
2017	12	10
2018	17	14
2019	23	18
2020	28	23
2021-2025	634	494

16. Commitments and Contingencies

Operating Leases

The Company leases office space in the U.S., Switzerland and Japan. In Japan the Company also leases a research and development facility and a manufacturing facility. At December 31, 2015, total future minimum non-cancelable lease payments under operating leases are as follows:

(In thousands of U.S. dollars)	December 31, 2015
2016	$1,781
2017	941
2018	1,233
2019	1,020
2020	966
Total minimum lease payments	$5,941

Rent expense for all operating leases was $1.8 million, $1.4 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development Costs

The Company routinely enters into agreements with third-party CROs to oversee clinical research and development studies provided on an outsourced basis and assist in other research and development activities. The Company generally is not contractually obligated to pay the third party if the service or reports are not provided.

The maximum contingent liability under the Numab Agreement (see note 17) in the event that Numab defaults under its loan with Zurcher Kantonalbank is $2.2 million. As of December 31, 2015, due to the pay down of the loan with Zurcher Kantonalbank, the potential amount of payments in the event of Numab’s default is $1.5 million.

17. Related Party Transactions

R-Tech Ueno, Ltd.

Before the R-Tech acquisition, R-Tech had been considered a related party. Drs. Ryuji Ueno and Sachiko Kuno are married to each other and prior to 2015, directly or indirectly, owned the majority of the stock of R-Tech. Drs. Ueno and Kuno are also controlling stockholders of S&R Technology Holding, LLC (S&R), which in turn owned approximately 47% of the Company’s common stock and 44% of R-Tech’s common stock. Dr. Ueno was the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors through March 3, 2014 and was our Chief Scientific Officer through March 18, 2014.

Prior to the R-Tech acquisition on October 20, 2015 (see note 5), the Company did not own manufacturing facilities. Instead, the Company contracted with R-Tech as the sole manufacturer of the Company’s products to produce AMITIZA and RESCULA. The Company had entered into multiple exclusive supply arrangements with R-Tech and had granted to R-Tech the exclusive right to manufacture and supply AMITIZA and other products and compounds to the Company to meet its commercial and clinical requirements. Since 2003, the Company has received upfront, development and milestone payments under these agreements totaling $9.0 million through October 20, 2015.

The Company recorded the following expenses under all of its agreements with R-Tech for the period January 1, 2015 through October 20, 2015, and for the years ended December 31, 2014 and 2013:

	January 1 through October 20,	Year Ended December 31,
(In thousands)	2015	2014	2013
Clinical supplies	$155	$396	$827
Other research and development services	347	171	194
Commercial supplies	21,415	15,776	14,902
	$21,917	$16,343	$15,923

Deferred revenues under the Company’s agreements with R-Tech consist of the following at December 31, 2015 and 2014.

	Year Ended December 31,
(In thousands)	2015	2014
Deferred revenue, current	$-	$453
Deferred revenue, non-current	-	4,141
	$-	$4,594

The decrease in deferred revenue from $4.6 million as of December 31, 2014 to zero as of December 31, 2015 was primarily due to the settlement of a pre-existing relationship upon acquiring R-Tech on October 20, 2015.

Numab AG

In September 2011, the Company entered into the Numab Agreement with Numab. Under the terms of the Numab Agreement, which extends through September, 2016, the Company would provide Numab with up to CHF 5.0 million as collateral and would serve as guarantor for a loan to Numab from a third party, Zurcher Kantonalbank. Following the payment of the first success fee during the first quarter of 2013, this amount was reduced to CHF 2.2 million, or approximately $2.2 million as of December 31, 2015.

As of December 31, 2015, collateral of CHF 2.2 million had been deposited by the Company and Numab has utilized CHF 1.5 million of its loan facility, or approximately $1.5 million. At December 31, 2015 and 2014, the Company has a recorded guarantee liability of $202,000 and $1.0 million, respectively, in collateral callable to meet a potential loan default by Numab.

Subordinated Unsecured Promissory Notes

In connection with the SAG acquisition in 2010, the Company issued a subordinated unsecured promissory note (Notes) to the Ueno Trust and Kuno Trust, former shareholders of SAG. The Ueno Trust and Kuno Trust are considered related parties. Each of the Notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the Notes is the sum of the London Interbank Offered Rate, or LIBOR, plus 4.0%, and is reset on December 1st and June 1st each year. The interest rate beginning December 1, 2015 is 4.7%. On February 1, 2016, these Notes were paid in full.

18. Notes Payable

On October 16, 2015, the Company entered into a Credit Agreement (Credit Facility) with Jefferies Financing LLC. The Credit Facility provides for term loans in the aggregate principal amount of $250.0 million (Term Loans) and allows for the incurrence of incremental loans in an amount up to $25.0 million on the terms and subject to the conditions set forth in the Credit Facility. The Term Loans bear interest, at the Company’s option, at the Adjusted Eurodollar Rate plus 7.25% or the Adjustable Base Rate plus 6.25%. The Adjusted Eurodollar Rate is subject to a 1.00% floor and the Adjusted Base Rate is subject to a 2.00% floor. The Company must repay the Term Loans in installments of $6.25 million on the last business day of each quarter, starting in March 2016 and ending in September 2021, with the balance due in a final installment on October 16, 2021. The Company is prohibited from paying dividends under the terms of the agreement.

The Company’s payment obligations under the Credit Facility are secured by a lien on substantially all of the Company’s tangible and intangible assets, subject to certain limitation and restrictions. The Credit Facility contains certain affirmative, negative, financial and reporting covenants customary for financing of this type. The credit facility requires that the Company maintain at least $25.0 million in a restricted cash collateral account, until at least $35.0 million in aggregate principal amount of initial term loans has been prepaid or repaid. Affirmative covenants in the Credit Facility require that the Company prepay principal of the term loans in an amount equal to certain thresholds of excess cash as defined in the credit facility. The Company has the ability to repay the loans early in increments no less than $1 million, subject to a 2% early payment penalty if paid in year 1 and a 1% early payment penalty if paid in year 2. Thereafter, there is no early payment penalty. In addition, the Company must preserve the existence of the legal entity, maintain the property and insurance and comply with all laws and contractual obligations.

The credit facility also contains certain financial covenants, tested quarterly and in connection with any triggering event under the credit facility that include the maintenance of a total leverage ratio as of the last day of any fiscal quarter of 3.25 to 1.00 for the period ending December 31, 2015 through December 31, 2016. Thereafter, it decreases to 2.40 to 1.00 at December 31, 2017, 1.60 to 1.00 at December 31, 2018 and .80 to 1.00 at December 31, 2019.

Negative covenants in the credit facility limit the Company’s ability to, among other things: incur additional indebtedness or swap obligations, without triggering a repayment event, incur or permit any lien on any property or asset, dispose of material assets in excess of $2 million, make investments including loans in excess of $15 million or merge or divest a line of business or subsidiary.

Upon the occurrence and continuance of an event of default under the credit facility, the commitments of the lenders to make loans under the credit facility may be terminated and the Company’s payment obligation under the credit facility may be accelerated. The event of default under the credit facility include, among others, subject in some cases to specified cure periods: payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgement in excess of a threshold amount; a material ERISA event; change of control; an impairment of collateral; and invalidity of loan documents relating to the credit facility. The Company was in compliance with all the covenants under the credit facility at December 31, 2015.

Company maturities of notes payable over the next five years are as follows:

(In thousands)	Amount
Years ended December 31,
2016	$42,582
2017	25,000
2018	25,000
2019	25,000
2020	25,000

19. Collaboration and License Agreements

North America Takeda Agreement

In October 2004, the Company entered into an agreement with Takeda to supply, develop and commercialize AMITIZA for gastrointestinal indications in the U.S. and Canada. The original agreement was amended on February 1, 2006 through a supplemental agreement, and in October 2014 the Company and Takeda and certain Takeda affiliates executed amendments to the agreement. Collectively, these are referred to as the North America Takeda Agreement. Payments to the Company under these agreements include a non-refundable upfront payment, non-refundable development and commercial milestone payments, reimbursement of certain development and co-promotion costs, and product royalties.

The Company has received a total of $160.0 million in upfront and development milestone payments through December 31, 2015 under the North America Takeda Agreement, including a $10.0 million development milestone received in the second quarter of 2013 for the first commercial sale of AMITIZA for OIC. Subject to development and acceptance of future indications, the Company is potentially entitled to receive additional development milestone and commercial milestone payments under the North America Takeda Agreement, although there can be no assurance that the Company will receive any such payments.

The following table summarizes the cash streams and related revenue recognized or deferred under the North America Takeda Agreement for the year ended December 31, 2015:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,			Accounts Receivable for the Year Ended December 31,	Amount Deferred at December 31,
(In thousands)	2015	Through 2013	2014	2015	2015 (1)	2015

Product royalty revenue	$405,410	$291,427	$62,775	$74,000	$22,792	$-

Product sales revenue	$996	$-	$-	$10,311	$9,315	$-

Research and development revenue:
Up-front payment - remainder	$17,624	$17,624	$-	$-	$-	$-
Development milestones	140,000	140,000	-	-	-	-
Reimbursement of research and development expenses	131,432	116,805	7,221	10,164	2,758	-
Total	$289,056	$274,429	$7,221	$10,164	$2,758	$-

Collaboration revenue:
Supply agreements - Manufacturing	$2,337	$-	$-	$2,337	$-	$-
Up-front payment associated with the Company's obligation to participate in joint committees	$2,376	$1,346	$147	$147	$-	$736
Total	$4,713	$1,346	$147	$2,484	$-	$736

Co-promotion revenue	$32,813	$29,453	$3,360	$-	$-	$-

(1) Includes billed and unbilled accounts receivable.

Upon execution of the North America Takeda Agreement, the Company was required to complete several deliverables, which Takeda was responsible to fund. The following are the required deliverables of the Company, along with the related contractual cash flows from Takeda and the associated obligations and performance period of the Company relating to research and development revenue:

•	Upon receipt of the $20.0 million upfront payment, the Company deferred approximately $2.4 million to be recognized using the time-based model over the performance period of the participation in various joint committee meetings. The Company expects its participation on all committees to continue throughout the term of the North America Takeda Agreement. During each of the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $147,000 of this deferred amount as collaboration revenue on the Consolidated Statements of Operations and Comprehensive Income.
•	The Company granted Takeda an exclusive license of lubiprostone to co-develop, commercialize, and sell products for gastroenterology indications in the U.S. and Canada. The Company has recorded product royalty revenue of approximately $74.0 million, $62.8 million; and $52.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. This revenue is recorded as product royalty revenue in the Consolidated Statements of Operations and Comprehensive Income.
•	The Company has provided development work necessary for an NDA submission to the FDA for the treatment of CIC and IBS-C indications. Takeda funded the initial $30.0 million of development costs, the Company was obligated to fund the first $20.0 million in excess of the initial $30.0 million funded by Takeda and the two parties are to equally share any required development costs in excess of $50.0 million. Although there was no defined performance period for this development work, the period to perform the work would not exceed the term of the North America Takeda Agreement. In January 2006, the Company received approval for its NDA for AMITIZA to treat CIC and completed and submitted the supplemental NDA for IBS-C to the FDA in June 2007.
•	In conjunction with the R-Tech acquisition in October 2015, the Company now recognizes product sales through the North America Takeda Agreement. The Company has recorded product sales revenue of approximately $10.3 million for the year ended December 31, 2015.

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

Co-promotion costs after May 31, 2011 were reimbursed under the Takeda Agreement. The Company has recognized approximately zero, $3.4 million and $61,000 of revenues for the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded as co-promotion revenue in the Consolidated Statements of Operations and Comprehensive Income.

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

Global Takeda Agreement

In October 2014, the Company and Takeda entered into the Global Takeda Agreement to develop and commercialize AMITIZA. The territories excluded from the Global Takeda Agreement are Canada, the U.S., Japan and the People’s Republic of China. Canada and the U.S. are covered by the North America Takeda Agreement, and Japan is covered by the Japan Mylan Agreement. Switzerland and the U.K. have already received regulatory approval for AMITIZA to be marketed and sold. All other territories covered under the Global Takeda Agreement will need to have regulatory approval before AMITIZA can be sold.

Under the terms of the Global Takeda Agreement, the Company supplies Takeda with AMITIZA at a negotiated supply price. The Company also received a nonrefundable upfront payment of $14.0 million from Takeda for exclusive rights to develop and commercialize AMITIZA in the global markets covered by the Global Takeda Agreement. In addition, the Company is also eligible for up to $35.0 million in additional commercial milestone payments contingent on the achievement of certain net sales revenue targets. Takeda is responsible for all development activities and costs, except that the Company will assume responsibility for the first $6.0 million of those development expenses incurred by Takeda.

F-34

The Global Takeda Agreement is considered a multiple-element arrangement for accounting purposes. The Company identified the rights to use the Company’s license to develop and commercialize AMITIZA and the sale of AMITIZA product at a negotiated price as the deliverables. During the fourth quarter of 2014, the Company received a $14.0 million milestone payment and allocated $8.0 million to the right to use the license and $6.0 million to a collaboration obligation to reimburse Takeda for the first $6.0 million in developmental expenses incurred. There were no product sales to Takeda under the Global Takeda Agreement during 2014 and 2015.

Japan Mylan Agreement

In February 2015, Abbott and Mylan closed Mylan’s purchase of Abbott’s non-U.S. developed markets specialty and branded generics business, which included the Company’s February 2009 Japan Mylan Agreement to develop and commercialize lubiprostone for the treatment of CIC in Japan. The Company did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

The Japan Mylan Agreement grants Mylan the right of exclusive negotiation to any additional indications for which lubiprostone is developed in Japan under all relevant patents, know-how and trademarks. Under the terms of the Japan Mylan Agreement, payments to the Company include sales of product at a negotiated sales price, a non-refundable upfront payment and non-refundable development and commercial milestone payments based on achieving specified development, regulatory and sales goals.

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

Mylan is required to fund and undertake all commercialization efforts including pre-launch and post-launch marketing, promotion and distribution. Mylan is required to maintain the number of sales staff and the estimated level of annual net sales based on the commercialization plan to be developed and approved by the joint commercialization and steering committee described above.

The Company has recorded product sales revenue under the Japan Mylan Agreement of approximately $53.9 million and $32.1 million for the years ended December 31, 2015 and 2014, which includes a $5.0 million and a $2.5 million net sales milestone, respectively. As of December 31, 2015, the Company has received a total of $37.5 million in up-front and development milestone payments under the Japan Mylan Agreement. Under the Japan Mylan Agreement, the Company could receive additional milestone payments based on achieving other specified development and commercialization goals although there can be no assurance that the Company will receive any such payments.

F-35

The following table summarizes the cash streams and related revenue recognized or deferred under the Japan Mylan Agreement for the year ended December 31, 2015:

	Cash Received Through December 31,	Revenue Recognized for the Year Ended December 31,			Accounts Receivable for the Year Ended December 31,	Foreign Currency	Amount Deferred at December 31,
(In thousands)	2015	Through 2013	2014	2015	2015	Effects	2015
Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$846	$241	$39	$34	$-	$116	$416

Research and development revenue
Up-front payment - remainder	$9,154	$9,302	$-	$-	$-	$(148)	$-
Development milestone payment	27,500	27,755	-	5,000	5,000	(255)	-
Total	$36,654	$37,057	$-	$5,000	$5,000	$(403)	$-

Product sales revenue	$96,937	$20,830	$32,088	$48,908	$4,958	$69	$-

China Gloria Agreement

In May 2015, the Company entered into an exclusive license, development, commercialization and supply agreement (China Gloria Agreement), for AMITIZA in the People’s Republic of China. The China Gloria Agreement is effective until the thirteenth anniversary of the effective date and will automatically renew for successive three year periods unless terminated upon one year’s prior written notice by one of the parties. Under the terms of the China Gloria Agreement:

•	The Company received an upfront payment of $1.0 million from Gloria during May 2015 and an upfront payment of $500,000 in June 2015 after the CFDA accepted the IND application for a pivotal trial of AMITIZA in patients with CIC.
•	The Company is eligible to receive an additional payment in the amount of $1.5 million upon the occurrence of a specified regulatory or commercial milestone event.
•	Gloria is responsible for all development activities and costs, as well as commercialization and regulatory activities, for AMITIZA in the People’s Republic of China.
•	The Company will be the exclusive supplier of AMITIZA to Gloria at an agreed upon supply price.

RESCULA Agreement

Japan Santen Agreement

In March 2012, R-Tech entered into an exclusive transaction agreement (Japan Santen Agreement) with Santen Pharmaceutical Co. Ltd (Santen) to commercialize RESCULA in Japan. The initial term of the Japan Santen Agreement ends on March 31, 2016; thereafter, the agreement automatically extends for successive one-year renewal terms unless either party gives the other party an 11-month prior notice. Under the terms of the Japan Santen Agreement:

•	The Company recognizes revenues from the product sales of RESCULA to Santen at a negotiated price.
•	During 2015, the Company recognized $1.5 million of RESCULA revenue.

20. Stockholders’ Equity

Capital Structure

The Company has two classes of common stock authorized: class A common stock and class B common stock. In 2012, the company’s majority stockholder and only holder of the Company’s class B common stock converted all of its outstanding shares of class B common stock into shares of the Company’s class A common stock. The Company is not authorized to issue additional shares of class B common stock except in limited circumstances. As a result of the conversion, there is now only a single class of outstanding common stock, class A common stock, which is entitled to one vote per share.

Cantor Sales Agreement

In January 2013, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (Cantor Sales Agreement), which enables the Company to offer and sell up to an aggregate of $20.0 million of shares of its class A common stock through Cantor Fitzgerald & Co. as the Company’s sales agent. Sales of the Company’s class A common stock under the Cantor Sales Agreement are sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (Securities Act). Cantor Fitzgerald & Co. is entitled to receive a commission of 3.0% of gross sales in connection with the sale of the Company’s class A common stock. During the year ended December 31, 2014, the Company sold an aggregate of 538,521 shares of its class A common stock, and received gross proceeds of approximately $5.5 million, before deducting issuance expenses, pursuant to the Cantor sales Agreement. The Company terminated the Cantor Sales Agreement in November 2015.

Treasury Stock

In 2008, the Company announced a stock repurchase program under which the Company is authorized to purchase up to $10.0 million of its class A common stock from time to time in open-market transactions. In 2011, the Board authorized the repurchase of up to an aggregate of $2.0 million of the Company’s class A common stock out of the $10.0 million authorized by the Board in 2008. In 2012, the Board authorized the increase of such amount of repurchase to up to an aggregate of $5.0 million. In 2013, the Company repurchased 67,762 shares of its class A common stock under this program at a cost of $336,000. All shares of class A common stock purchased in 2013 were purchased in January, February and March of 2013.

On October 20, 2015, as part of the R-Tech acquisition, the Company acquired 2,485,150 shares of the Company’s class A common stock. As part of the R-Tech purchase price allocation, $44.0 million was allocated to these shares based on the October 20, 2015 closing price of $17.68 per share.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method. The fair value of awards granted is estimated at the date of grant and recognized as expense on a straight-line basis over the requisite service period with the offsetting credit to additional paid-in capital. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. The assumptions used to estimate the fair value of stock options granted for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015			2014			2013
Expected volatility	54%	-	70%	70%	-	72%	65%	-	75%
Risk-free interest rate	1.34%	-	1.93%	1.63%	-	2.01%	1.23%	-	1.40%
Expected term (in years)	5.28	-	6.25	5.28	-	6.25	5.50	-	6.25
Expected dividend yield		0%			0%			0%

Employee stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 has been reduced for estimated forfeitures as such expense is based upon awards expected to ultimately vest. Estimated forfeiture rates used during the years ended December 31, 2015, 2014 and 2013 ranged from 10.0% to 30.94%.

Employee stock-based compensation expense recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Research and development expense	$2,165	$349	$293
General and administrative expense	5,053	1,816	1,260
Selling and marketing expense	131	122	191
Total	7,349	2,287	1,744

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

In August 2005, the Board granted 510,000 stock options to non-employees under the Amended 2001 Plan. These non-employee stock options vested immediately and had a weighted average exercise price per share of $5.85. In 2006, the Board determined no further options would be granted under the Amended 2001 Plan. Non-employee options outstanding and exercisable under the Amended 2001 Plan at December 31, 2015 and 2014 were zero and 255,000, respectively, with a remaining contractual life of zero and .25 years, respectively. During 2015 and 2014, 127,500 and 155,000 options were exercised, respectively, with an aggregate intrinsic value of $1.0 million and $0.3 million, respectively. The Company received $0.7 million and $0.9 million upon the exercise of these options in 2015 and 2014, respectively.

A summary of non-employee stock option activity for the year ended December 31, 2015 under the Amended 2001 Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	255,000	$5.85
Options exercised	(127,500)	5.85
Options expired	(127,500)	5.85
Options outstanding, December 31, 2015	-			$-
Options exercisable, December 31, 2015	-			$-
Options vested and expected to vest, December 31, 2015	-			$-

Employee options outstanding and exercisable under the Amended 2001 Plan at December 31, 2015 and 2014 totaled 37,400 and 113,900 respectively, with a remaining contractual life of .34 years and .93 years, respectively. During 2015 and 2014, 76,500 and 6,800 options were exercised, respectively, with an aggregate intrinsic value of $0.6 million and $28,000, respectively. The Company received $0.8 million and $68,000 upon the exercise of these options in 2015 and 2014, respectively.

A summary of the employee stock option activity for the year ended December 31, 2015 under the Amended 2001 Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	113,900	$10.00
Options exercised	(76,500)	10.00
Options outstanding, December 31, 2015	37,400	10.00	0.34	$272,646
Options exercisable, December 31, 2015	37,400	10.00	0.34	$272,646
Options vested and expected to vest, December 31, 2015	37,400	10.00	0.34	$272,646

2006 Stock Incentive Plan

In 2006, the Board approved the 2006 Stock Incentive Plan, which has been amended and restated (as amended and restated, 2006 Plan), and reserved 8,500,000 shares of class A common stock for issuance under the 2006 Plan. Option awards under the 2006 Plan are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. The options generally vest over four years and have a ten-year contractual term. At December 31, 2015, there were 2,083,077 shares available for future grants under this plan.

The 2006 Plan includes an “evergreen” provision by which the number of shares of the Company’s class A common stock available for issuance increases automatically on the first day of each calendar year by 5.0% of the aggregate number of shares of the Company’s class A and B common stock outstanding on such date, or such lesser number as the Board may determine. The 2006 Plan also provides that the number of shares of class A common stock included in each annual increase will be 500,000, or such lesser number as the Board may determine. The Board determined that the amount of the increase in the shares available for issuance under the 2006 Plan as of January 1, 2015 and 2014 pursuant to the “evergreen” provision was zero.

A summary of the employee stock option activity for the year ended December 31, 2015 under the 2006 Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	4,021,491	$6.93
Options granted	1,321,634	15.18
Options exercised	(693,077)	5.93
Options forfeited	(205,516)	10.45
Options expired	(3,924)	4.09
Options outstanding, December 31, 2015	4,440,608	9.37	8.23	$35,461,431
Options exercisable, December 31, 2015	1,763,116	7.07	6.89	$18,019,310
Options vested and expected to vest, December 31, 2015	3,581,991	8.99	8.02	$29,896,200

During 2015 the 200,000 market-based stock options held by the Company’s Chief Executive Officer attained the award’s performance goal and began vesting ratably through 2018. This event had an insignificant impact on the stock-based compensation expense in 2015.

Additionally in 2015 450,000 time-based stock options with accelerated vesting conditions held by certain eligible employees fully vested upon achieving the award’s goals. Stock-based compensation expense for the year ended December 31, 2015 increased approximately $1.0 million as a result of this event.

Time-based stock options granted in 2015 totaled 1,321,634. These options vest in equal annual installments over four years from date of grant, and expire ten years from date of grant.

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 were $15.18, $7.68 and $7.36, respectively. As of December 31, 2015, approximately $9.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards are expected to be recognized over a weighted average period of 2.8 years. When an option is exercised, the Company issues a new share of class A common stock. During 2015 and 2014, 693,077 options and 618,377 options were exercised, respectively, with an aggregate intrinsic value of $8.6 million and $3.0 million, respectively. The Company received $4.1 million and $2.8 million upon the exercise of these options in 2015 and 2014, respectively.

Employee Stock Purchase Plan

In 2006, the Board approved a 2006 Employee Stock Purchase Plan (ESPP) and reserved 4,250,000 shares of class A common stock for issuance under the ESPP. The ESPP is non-compensatory and is intended to qualify as an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, eligible employees may purchase common stock through payroll deductions of up to 10.0% of compensation during the plan period. On January 19, 2015, the Compensation Committee of the Board approved the change in the purchase price to 85.0% of market price at the end of each plan period, which is generally three months. A total of 9,085 shares, 5,853 shares, and 3,625 shares of common stock were purchased by employees under the ESPP during the years ended December 31, 2015, 2014 and 2013, respectively. The Company received approximately $128,000, $35,000, and $24,000 from the purchase of shares under the ESPP for the years ended December 31, 2015, 2014 and 2013, respectively.

Tax Benefits

As of December 31, 2015, the balance of the Company's additional paid-in capital pool related to tax windfall benefits from the stock option exercises was $2.5 million.

The Company applies a with-and-without approach in determining its intra-period allocation of tax expense or benefit attributable to stock based compensation deductions. Since the Company does not have any net operating loss carry-forwards in the U.S., the tax benefit reduces income taxes payable in the current year and is therefore recorded to additional paid-in-capital.

Accumulated Other Comprehensive Income (Loss)

The following table details the accumulated other comprehensive income (loss) activity for the years ended December 31, 2015, 2014, and 2013:

(In thousands)	Foreign currency translation adjustments	Unrealized income (loss) on investments, net of tax effect	Unrealized income (loss) on pension benefit obligation, net of tax effect	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$16,126	$40	$-	$16,166
Other comprehensive income before reclassifications	(567)	2	-	(565)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance at December 31, 2013	$15,559	$42	$-	$15,601
Other comprehensive income before reclassifications	(351)	(7)	(978)	(1,336)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance at December 31, 2014	$15,208	$35	$(978)	$14,265
Other comprehensive income before reclassifications	(965)	7	105	(853)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance at December 31, 2015	$14,243	$42	$(873)	$13,412

21. Income Taxes

Income before income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ending December 31,
	2015	2014	2013
U.S.	$14,685	$18,005	$9,175
Foreign	28,990	9,128	1,768
	$43,675	$27,133	$10,943

The provision for income taxes consists of the following for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current tax provision (benefit):
U.S. Federal	$15,678	$11,319	$5,198
U.S. State	1,810	1,351	1,008
Foreign	2,709	793	(582)
Total current tax provision	20,197	13,463	5,624

Deferred provision (benefit):
U.S. Federal	(6,375)	(172)	(1,783)
U.S. State	(899)	(16)	(279)
Foreign	(2,619)	730	366
Total deferred provision (benefit)	(9,893)	542	(1,696)

Total income tax provision	$10,304	$14,005	$3,928

Deferred tax assets (liabilities), net, consist of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
(In thousands)
Deferred tax assets:
Foreign net operating loss carry-forwards	$716	$1,409
State net operating loss carry-forwards	2	3
Tax credit carry-forwards	976	-
Deferred revenue	446	1,803
Accrued expenses	1,450	734
Tax benefits on stock options	3,288	2,063
Research and development credits	1,759	-
Inventory	-	615
Property and equipment	-	15
Other	3,775	207
Gross deferred tax assets	12,412	6,849

Deferred tax liabilities:
Property and equipment	(654)	(122)
Inventory	(3,990)	-
Investments	(13,963)	-
Intangibles	(44,025)	(4,368)
Gross deferred tax liabilities	(62,632)	(4,490)

Less: valuation allowance	(2,277)	(2,132)
Net deferred tax assets (liabilities)	$(52,497)	$227

The provision for income taxes vary from the income taxes provided based on the federal statutory rate as follows for the three years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Federal tax provision (benefit)	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.9%	2.1%	4.9%
Foreign tax rate differential	-16.8%	0.0%	0.0%
Changes in valuation allowance	0.5%	1.4%	-21.6%
Nondeductible expenses	2.3%	1.7%	1.3%
Stock based compensation	0.6%	-0.1%	-2.8%
Impact of intangible transfer	0.7%	5.8%	7.3%
Impact of uncertain tax positions	1.8%	-0.2%	-0.1%
Adjustment to deferred tax asset	-1.6%	0.5%	11.1%
Impact of foreign operations	0.0%	-3.7%	0.3%
Subpart F income, net of FTC	2.3%	9.1%	0.0%
Change in tax rates	0.0%	0.0%	0.6%
Loan forgiveness	-2.3%	0.0%	0.0%
Japanese R&D credit	-1.6%	0.0%	0.0%
Changes in other tax matters	1.8%	0.0%	-0.1%
	23.6%	51.6%	35.9%

The significant increase in the net deferred tax liability shown above was a result of the R-Tech acquisition in October 2015. Specifically, purchase accounting adjustments to the financial reporting basis of R-Tech assets and liabilities resulted in significant deferred tax liabilities that were recorded during purchase accounting.

At December 31, 2015 and 2014, the Company had foreign net operating loss carry-forwards of $2.8 million and $5.9 million, respectively. Approximately $1.0 million of the foreign NOLs begin to expire in December 2019, and $1.8 million of the foreign NOLs do not expire. As of December 31, 2015 and 2014, the Company had no material NOLs in the U.S.

As of December 31, 2015 and 2014, the Company had a valuation allowance on its deferred tax assets of $2.3 million and $2.1 million, respectively. The change in the valuation allowance was due to two factors. First, the release of valuation allowance in two foreign jurisdictions and the reversal of existing US GAAP to local GAAP deferred tax assets during the year resulted in a net decrease. In addition, the Company established a valuation allowance for certain tax credit carryforwards that are expected to expire unutilized.

The valuation allowance at December 31, 2015 and 2014 relates to deferred tax assets in the foreign jurisdictions and certain tax credit carryforwards in the US. The Company will continue to evaluate its valuation allowance position in each jurisdiction on a regular basis. To the extent the Company determines that all or a portion of its valuation allowance is no longer necessary, the Company will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated in whole or in part, it will not be available to offset the Company’s future tax provision.

The Company has recorded a total income tax liability for uncertain tax positions (including interest) of approximately $3.1 million and $0.8 million, as of December 31, 2015 and 2014, respectively. The Company presently does not expect to settle any of this amount within the next twelve months in cash and as such, has reflected the entire balance as other liabilities in the accompanying Consolidated Balance Sheets. The amount represents the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s Consolidated Financial Statements. The liability for uncertain tax positions as of December 31, 2015 and 2014 mainly pertains to the Company’s interpretation of nexus in certain states related to revenue sourcing for state income tax purposes, as well as uncertain tax positions related to related party interest in foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$712	$550	$979
Increases for tax positions taken during prior periods	452	(91)	4
Decreases in unrecognized tax benefits related to taxing authority correspondence	(280)	-	(467)
Increases for tax positions taken during current period	2,108	253	34
Balance at December 31	$2,992	$712	$550

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. During 2015, 2014 and 2013, the Company recorded an immaterial amount of interest related to uncertain tax positions. Of the unrecognized tax benefits noted above, approximately $1.7 million would impact the effective tax rate if a future change were to occur. It is reasonably possible that the $1.3 million of the liability for unrecognized tax benefits will decrease within the next 12 months.

Currently tax years 2011 to 2015 remain open and subject to examination in the major tax jurisdictions in which tax returns are filed. The tax years 2009-2011 were examined by the U.S. tax authorities and resulted in no tax adjustments.

22. Quarterly Financial Data (unaudited)

	2015 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$55,368	$33,448	$34,884	$29,480
Income from operations	11,568	11,657	11,580	9,654
Net income	10,151	7,236	9,576	6,408
Net income per share:
Basic	$0.24	$0.16	$0.21	$0.14
Diluted	0.23	0.16	0.21	0.14

	2014 Quarters Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$37,757	$31,463	$24,069	$22,161
Income from operations	17,048	3,643	3,811	2,729
Net income	9,283	1,480	1,610	755
Net income per share:
Basic	$0.21	$0.03	$0.04	$0.02
Diluted	0.21	0.03	0.04	0.02

Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share information may not equal annual net income per share.

23. Subsequent Events

On January 11, 2016, the Company entered into an option and collaboration agreement with Cancer Prevention Pharmaceuticals, Inc. (CPP). Under the terms of the agreement, CPP granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a Phase 3 clinical trial for the treatment of familial adenomatous polyposis (FAP). Enrollment in the study is expected to be complete in the first half of 2016 and the trial is expected to conclude in 2018.

Under the terms of the agreement, the Company has invested $5.0 million in CPP in the form of a convertible note, with a planned additional $5.0 million equity investment in CPP’s next qualified financing, which will be either an IPO or a private financing, as defined by the agreement.  In addition, the Company will pay CPP an option fee of up to $7.5 million, payable in two tranches; the first tranche of $3.0 million was paid at signing.  CPP will complete the ongoing Phase 3 trial under the oversight of a joint steering committee.  Upon exercise of its exclusive option, the Company would acquire an exclusive license to develop and commercialize the product in North America for all indications and would be obligated to pay CPP up to an aggregate of $190 million in license fees and milestone payments upon the achievement of specified clinical development and sales milestones.  Under the terms of the license, the Company and CPP would share equally in profits from the sale of licensed products.

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
2013	$280	$160	(a)	$-		$440
2014	$440	$364	(a)	$(779	)(b)	$25
2015	$25	$29		$-		$54
Valuation allowance for deferred tax assets:
2013	$4,142	$-		$(2,391	)(c)	$1,751
2014	$1,751	$381	(d)	$-		$2,132
2015	$2,132	$1,177	(e)	$(1,032	)(c)	$2,277

(a)	In 2013 and 2014, the increase in allowance for doubtful accounts is associated with certain disputed Takeda invoices.
(b)	In 2014 the deduction from allowance for doubtful accounts resulted from a charge-off of certain disputed Takeda invoices.
(c)

In 2013 and 2015, the net decrease in valuation allowance for deferred tax assets of $2.4 million and $1.0 million, respectively, was due primarily to the release of the valuation allowance in certain jurisdictions that management believes the deferred tax assets are more likely than not to be utilized, as well as the reversal of all deferred tax assets of Ambrent in 2013 for anticipated liquidation.

(d)	The net increase of $381,000 was primarily due to the additional NOL’s in foreign jurisdictions where management believes it is more likely than not a portion of the NOL balance will expire prior to utilization.
(e)	In 2015, the net increase in the valuation allowance of $1.2 million was a result of the accrual of tax credit carryforwards that are expected to expire prior to utilization.

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of December 29, 2008, among the Company, Sucampo Pharma Holdings, Inc. and Sucampo MS, Inc.	8-K	001-33609	2.1	12/29/2008

2.2	Stock Purchase Agreement, dated December 23, 2010, among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à.r.l., and Sucampo Pharmaceuticals, Inc.	8-K	001-33609	2.1	12/29/2010

2.3#	Strategic Alliance Agreement, dated as of August 26, 2015, among Sucampo Pharmaceuticals, Inc., Sucampo Pharma, LLC and R-Tech Ueno, Ltd.	10-Q	001-33609	10.2	11/4/2015

2.4#	Share Purchase Agreement, dated August 26, 2015, among Dr. Ryuji Ueno, Dr. Sachiko Kuno, S&R Technology Holdings, LLC, and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.3	11/4/2015

3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1^	Amended and Restated 2001 Stock Incentive Plan	S-1	333-135133	10.1	6/19/2006

10.2^	Amended and Restated 2006 Stock Incentive Plan	10-Q	001-33609	10.2	11/14/2007

10.3^	2006 Employee Stock Purchase Plan	S-1/A	333-135133	10.3	10/20/2006

10.4^	Form of Investor Rights Agreement	S-1	333-135133	10.16	6/19/2006

10.5*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	S-1	333-135133	10.21	6/19/2006

10.6*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	S-1	333-135133	10.22	6/19/2006

10.7*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	S-1	333-135133	10.23	6/19/2006

10.8*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	S-1	333-135133	10.24	6/19/2006

II-1

10.9*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	S-1	333-135133	10.25	6/19/2006

10.10	Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	S-1/A	333-135133	10.36	5/14/2007

10.11*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd. and Abbott Japan Co. Ltd.	10-K	001-33609	10.43	3/16/2009

10.12	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Ryuji Ueno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	8-K	001-33609	10.1	12/29/2010

10.13	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Sachiko Kuno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	8-K	001-33609	10.2	12/29/2010

10.14*	Loan Guarantee and Development Agreement, dated September 8, 2011, between Numab AG and Sucampo AG	10-K	001-33609	10.58	3/15/2012

10.15	Master Lease Agreement, effective as of January 31, 2012, between Sucampo AG and Numab AG	10-Q	001-33609	10.1	5/10/2012

10.16	Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	10-K	001-33609	10.29	3/27/2008

10.17^	Form of Indemnification Agreement, dated December 31, 2012, between the Company and an indemnitee	8-K	001-33609	99.6	1/7/2013

10.18^	Employment Agreement, dated February 10, 2014, between the Company and Peter Greenleaf	10-K	001-33609	10.70	3/12/2014

10.19*	Settlement and License Agreement, dated September 30, 2014, among the Company, Sucampo AG, R-Tech Ueno, Ltd., Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., Takeda Pharmaceuticals America, Inc., Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc.	10-Q	001-33609	10.2	11/7/2014

10.20*	Manufacturing and Supply Agreement, dated September 30, 2014, between Sucampo AG and Par Pharmaceutical, Inc.	10-Q	001-33609	10.3	11/7/2014

10.21*	Amendment No. 1, dated September 30, 2014, to Collaboration and License Agreement dated October 29, 2004 and Supplemental Agreement, dated February 1, 2006, between Sucampo Pharma Americas, LLC and Takeda Pharmaceutical Company Limited	10-Q	001-33609	10.4	11/7/2014

10.22	Amendment No. 1, dated September 30, 2014, to the Agreement dated October 29, 2004, between Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and Sucampo AG	10-Q	001-33609	10.5	11/7/2014

10.23*	Amendment No. 1, dated September 30, 2014, to Supply Agreement dated October 29, 2004, Supply and Purchase Agreement dated January 25, 2006 and the Addendum to the Supply and Purchase Agreement dated November 6, 2013, among Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	10-Q	001-33609	10.6	11/7/2014

II-2

10.24*	License, Development, Commercialization and Supply Agreement For Lubiprostone, dated October 27, 2014, between Sucampo AG and Takeda Pharmaceuticals International GmbH Limited	10-K	001-33609	10.79	3/9/2015

10.25^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Peter Kiener	10-K	001-33609	10.80	3/9/2015

10.26^	Employment Agreement, dated as of October 27, 2014, between the Company and Matthias Alder	10-K	001-33609	10.81	3/9/2015

10.27^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Steven Caffé	10-K	001-33609	10.82	3/9/2015

10.28^	Employment Agreement, dated as of October 27, 2014, between Sucampo AG and Peter Lichtlen	10-K	001-33609	10.84	3/9/2015

10.29^	Registration Rights Agreement, dated January 15, 2015, among the Company, S&R Technology Holdings, LLC, S&R Foundation, Dr. Ryuji Ueno and Dr. Sachiko Kuno	S-3	333-135133	10.1	1/16/2015

10.30*	Stipulation and License Agreement, dated February 5, 2015, among the Company, Sucampo AG, R-Tech Ueno, Ltd. and Par Pharmaceutical, Inc.	10-K	001-33609	10.88	3/9/2015

10.31*	Manufacturing and Supply Agreement, dated as of February 5, 2015, between Sucampo AG and Par Pharmaceutical, Inc.	10-K	001-33609	10.89	3/9/2015

10.32*	Office Lease Agreement, dated May 5, 2015, between Four Irvington Centre Associations, LLC and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.1	8/5/2015

10.33*	License, Development, Commercialization And Supply Agreement For Lubiprostone for People's Republic of China, dated May 5, 2015, between Harbin Gloria Pharmaceuticals Co., Ltd. and Sucampo AG	10-Q	001-33609	10.2	8/5/2015

10.34*	First Amendment to office Lease Agreement, dated September 14, 2015, between Four Irvington Centre Associations, LLC and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.1	11/4/2015

10.35^	Non-employee Director Compensation Summary	Included herewith

10.36^	Form Sucampo Pharmaceuticals, Inc. Duration-Based Stock Option Incentive Award Stock Option Agreement Terms and Conditions	Included herewith

10.37**	Amendment No. 1, dated November 18, 2015 to the License, Development, Commercialization and Supply Agreement for Lubiprostone dated October 17, 2014, between Sucampo AG and Takeda Pharmaceuticals International AG	Included herewith

II-3

10.38**	Credit Agreement, dated October 16, 2015, among the Company as borrower, the financial institutions listed therein as Lenders and Jefferies Finance LLC, as administrative agent and collateral agent for the Lenders	Included herewith

10.39**	Lease Agreement, dated April 1, 2001, between Ueno Fine Chemicals and R-Tech Ueno Ltd.	Included herewith

10.40&	New Technology Development Consignment Agreement, dated April 1, 2015, between the Japan Agency for Medical Research and Development and R-Tech Ueno, Ltd.	Included herewith

10.41**	Manufacturing Agreement, dated May 22, 2004, between R-Tech Ueno, Ltd. and Nissan Chemical Industries, Ltd.	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

21	Subsidiaries of the Company	Included herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Included herewith

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

^ Compensatory plan, contract or arrangement.

* Confidential treatment has been granted for portions of this exhibit.

** Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

& English summary of a foreign language document.

# Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to this agreement have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted schedules.

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

II-4