Form 10-K/A
period 2015-12-31
Sucampo Pharmaceuticals, Inc.
filed 2016-03-16
CIK 1365216

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

1

Sucampo Pharmaceuticals, Inc.

Form 10-K/A

Table of Contents

Page

Explanatory note

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, initially filed with the Securities Exchange Commission on March 11, 2016 (the “Original Filing”), amends and restates the dates on the following:

1) the PricewaterhouseCoopers LLP Report of Independent Registered Public Accounting Firm to March 9, 2015,

2) the Ernst & Young LLP Consent of Independent Registered Public Accounting Firm (Exhibit 23.1) report date to March 10, 2016 (replaced by attached Exhibit 23.1), and

3) the PricewaterhouseCoopers LLP Consent of Independent Registered Public Accounting Firm (Exhibit 23.2) report date to March 9, 2015 (replaced by attached Exhibit 23.2).

The Original Filing inadvertently used incorrect dates on these pages.

This Amendment No. 1 does not modify or update any other disclosures contained in our Original Filing; however, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes Item 8 (Financial Statements and Supplementary Data) in its entirety.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and related financial statement schedules required by this item are included beginning on page F-1 of this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements, financial statement schedule and exhibits are filed as part of this report or incorporated herein by reference:

(1)	Consolidated Financial Statements. See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts on page F-41. All other schedules are omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.

(3)	Exhibits. See subsection (b) below.

(b)	Exhibits. The following exhibits are filed or incorporated by reference as part of this report.

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of December 29, 2008, among the Company, Sucampo Pharma Holdings, Inc. and Sucampo MS, Inc.	8-K	001-33609	2.1	12/29/2008

2.2	Stock Purchase Agreement, dated December 23, 2010, among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à.r.l., and Sucampo Pharmaceuticals, Inc.	8-K	001-33609	2.1	12/29/2010

2.3#	Strategic Alliance Agreement, dated as of August 26, 2015, among Sucampo Pharmaceuticals, Inc., Sucampo Pharma, LLC and R-Tech Ueno, Ltd.	10-Q	001-33609	10.2	11/4/2015

2.4#	Share Purchase Agreement, dated August 26, 2015, among Dr. Ryuji Ueno, Dr. Sachiko Kuno, S&R Technology Holdings, LLC, and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.3	11/4/2015

3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1^	Amended and Restated 2001 Stock Incentive Plan	S-1	333-135133	10.1	6/19/2006

10.2^	Amended and Restated 2006 Stock Incentive Plan	10-Q	001-33609	10.2	11/14/2007

10.3^	2006 Employee Stock Purchase Plan	S-1/A	333-135133	10.3	10/20/2006

10.4^	Form of Investor Rights Agreement	S-1	333-135133	10.16	6/19/2006

10.5*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	S-1	333-135133	10.21	6/19/2006

10.6*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	S-1	333-135133	10.22	6/19/2006

10.7*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	S-1	333-135133	10.23	6/19/2006

10.8*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	S-1	333-135133	10.24	6/19/2006

10.9*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	S-1	333-135133	10.25	6/19/2006

10.10	Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	S-1/A	333-135133	10.36	5/14/2007

10.11*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd. and Abbott Japan Co. Ltd.	10-K	001-33609	10.43	3/16/2009

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
10.12	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Ryuji Ueno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	8-K	001-33609	10.1	12/29/2010

10.13	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Sachiko Kuno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	8-K	001-33609	10.2	12/29/2010

10.14*	Loan Guarantee and Development Agreement, dated September 8, 2011, between Numab AG and Sucampo AG	10-K	001-33609	10.58	3/15/2012

10.15	Master Lease Agreement, effective as of January 31, 2012, between Sucampo AG and Numab AG	10-Q	001-33609	10.1	5/10/2012

10.16	Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	10-K	001-33609	10.29	3/27/2008

10.17^	Form of Indemnification Agreement, dated December 31, 2012, between the Company and an indemnitee	8-K	001-33609	99.6	1/7/2013

10.18^	Employment Agreement, dated February 10, 2014, between the Company and Peter Greenleaf	10-K	001-33609	10.70	3/12/2014

10.19*	Settlement and License Agreement, dated September 30, 2014, among the Company, Sucampo AG, R-Tech Ueno, Ltd., Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., Takeda Pharmaceuticals America, Inc., Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc.	10-Q	001-33609	10.2	11/7/2014

10.20*	Manufacturing and Supply Agreement, dated September 30, 2014, between Sucampo AG and Par Pharmaceutical, Inc.	10-Q	001-33609	10.3	11/7/2014

10.21*	Amendment No. 1, dated September 30, 2014, to Collaboration and License Agreement dated October 29, 2004 and Supplemental Agreement, dated February 1, 2006, between Sucampo Pharma Americas, LLC and Takeda Pharmaceutical Company Limited	10-Q	001-33609	10.4	11/7/2014

10.22	Amendment No. 1, dated September 30, 2014, to the Agreement dated October 29, 2004, between Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and Sucampo AG	10-Q	001-33609	10.5	11/7/2014

10.23*	Amendment No. 1, dated September 30, 2014, to Supply Agreement dated October 29, 2004, Supply and Purchase Agreement dated January 25, 2006 and the Addendum to the Supply and Purchase Agreement dated November 6, 2013, among Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	10-Q	001-33609	10.6	11/7/2014

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
10.24*	License, Development, Commercialization and Supply Agreement For Lubiprostone, dated October 27, 2014, between Sucampo AG and Takeda Pharmaceuticals International GmbH Limited	10-K	001-33609	10.79	3/9/2015

10.25^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Peter Kiener	10-K	001-33609	10.80	3/9/2015

10.26^	Employment Agreement, dated as of October 27, 2014, between the Company and Matthias Alder	10-K	001-33609	10.81	3/9/2015

10.27^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Steven Caffé	10-K	001-33609	10.82	3/9/2015

10.28^	Employment Agreement, dated as of October 27, 2014, between Sucampo AG and Peter Lichtlen	10-K	001-33609	10.84	3/9/2015

10.29^	Registration Rights Agreement, dated January 15, 2015, among the Company, S&R Technology Holdings, LLC, S&R Foundation, Dr. Ryuji Ueno and Dr. Sachiko Kuno	S-3	333-135133	10.1	1/16/2015

10.30*	Stipulation and License Agreement, dated February 5, 2015, among the Company, Sucampo AG, R-Tech Ueno, Ltd. and Par Pharmaceutical, Inc.	10-K	001-33609	10.88	3/9/2015

10.31*	Manufacturing and Supply Agreement, dated as of February 5, 2015, between Sucampo AG and Par Pharmaceutical, Inc.	10-K	001-33609	10.89	3/9/2015

10.32*	Office Lease Agreement, dated May 5, 2015, between Four Irvington Centre Associations, LLC and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.1	8/5/2015

10.33*	License, Development, Commercialization And Supply Agreement For Lubiprostone for People's Republic of China, dated May 5, 2015, between Harbin Gloria Pharmaceuticals Co., Ltd. and Sucampo AG	10-Q	001-33609	10.2	8/5/2015

10.34*	First Amendment to office Lease Agreement, dated September 14, 2015, between Four Irvington Centre Associations, LLC and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.1	11/4/2015

10.35^	Non-employee Director Compensation Summary	10-K	001-33609	10.35	3/11/2016

10.36^	Form Sucampo Pharmaceuticals, Inc. Duration-Based Stock Option Incentive Award Stock Option Agreement Terms and Conditions	10-K	001-33609	10.36	3/11/2016

10.37**	Amendment No. 1, dated November 18, 2015 to the License, Development, Commercialization and Supply Agreement for Lubiprostone dated October 17, 2014, between Sucampo AG and Takeda Pharmaceuticals International AG	10-K	001-33609	10.37	3/11/2016

10.38**	Credit Agreement, dated October 16, 2015, among the Company as borrower, the financial institutions listed therein as Lenders and Jefferies Finance LLC, as administrative agent and collateral agent for the Lenders	10-K	001-33609	10.38	3/11/2016

10.39**	Lease Agreement, dated April 1, 2001, between Ueno Fine Chemicals and R-Tech Ueno Ltd.	10-K	001-33609	10.39	3/11/2016

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
10.40&	New Technology Development Consignment Agreement, dated April 1, 2015, between the Japan Agency for Medical Research and Development and R-Tech Ueno, Ltd.	10-K	001-33609	10.40	3/11/2016

10.41**	Manufacturing Agreement, dated May 22, 2004, between R-Tech Ueno, Ltd. and Nissan Chemical Industries, Ltd.	10-K	001-33609	10.41	3/11/2016

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

21	Subsidiaries of the Company	10-K	001-33609	21	3/11/2016

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Included herewith

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

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

To the Board of Directors and Stockholders of Sucampo Pharmaceuticals, Inc.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 9, 2015, except for the change in the composition of reportable segments discussed in Note 4 to the consolidated financial statements, as to which the date is May 6, 2015.

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

(d)	The net increase of $381,000 was primarily due to the additional NOL’s in foreign jurisdictions where management believes it is more likely than not a portion of the NOL balance will expire prior to utilization.
(e)	In 2015, the net increase in the valuation allowance of $1.2 million was a result of the accrual of tax credit carryforwards that are expected to expire prior to utilization.

Exhibit Index

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of December 29, 2008, among the Company, Sucampo Pharma Holdings, Inc. and Sucampo MS, Inc.	8-K	001-33609	2.1	12/29/2008

2.2	Stock Purchase Agreement, dated December 23, 2010, among Dr. Ryuji Ueno, as trustee of the Ryuji Ueno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Sachiko Kuno as trustee of the Sachiko Kuno Revocable Trust under Trust Agreement dated December 20, 2002, Dr. Ryuji Ueno, Dr. Sachiko Kuno, Ambrent Investments S.à.r.l., and Sucampo Pharmaceuticals, Inc.	8-K	001-33609	2.1	12/29/2010

2.3#	Strategic Alliance Agreement, dated as of August 26, 2015, among Sucampo Pharmaceuticals, Inc., Sucampo Pharma, LLC and R-Tech Ueno, Ltd.	10-Q	001-33609	10.2	11/4/2015

2.4#	Share Purchase Agreement, dated August 26, 2015, among Dr. Ryuji Ueno, Dr. Sachiko Kuno, S&R Technology Holdings, LLC, and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.3	11/4/2015

3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1^	Amended and Restated 2001 Stock Incentive Plan	S-1	333-135133	10.1	6/19/2006

10.2^	Amended and Restated 2006 Stock Incentive Plan	10-Q	001-33609	10.2	11/14/2007

10.3^	2006 Employee Stock Purchase Plan	S-1/A	333-135133	10.3	10/20/2006

10.4^	Form of Investor Rights Agreement	S-1	333-135133	10.16	6/19/2006

10.5*	Collaboration and License Agreement, dated October 29, 2004, between the Company and Takeda Pharmaceutical Company Limited	S-1	333-135133	10.21	6/19/2006

10.6*	Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and Sucampo AG	S-1	333-135133	10.22	6/19/2006

10.7*	Supply Agreement, dated October 29, 2004, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	S-1	333-135133	10.23	6/19/2006

10.8*	Supply and Purchase Agreement, dated January 25, 2006, among the Company, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	S-1	333-135133	10.24	6/19/2006

10.9*	Supplemental Agreement, dated February 1, 2006, between the Company and Takeda Pharmaceutical Company Limited	S-1	333-135133	10.25	6/19/2006

10.10	Letter agreement, dated January 29, 2007, between the Company and Takeda Pharmaceutical Company Limited	S-1/A	333-135133	10.36	5/14/2007

10.11*	Supply Agreement, dated February 19, 2009, between Sucampo Pharma Ltd. and Abbott Japan Co. Ltd.	10-K	001-33609	10.43	3/16/2009

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
10.12	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Ryuji Ueno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	8-K	001-33609	10.1	12/29/2010

10.13	Subordinated Unsecured Promissory Note, dated December 23, 2010, between Ambrent Investments S.à.r.l., as borrower, and Sachiko Kuno Revocable Trust Under Trust Agreement dated December 20, 2002, as lender	8-K	001-33609	10.2	12/29/2010

10.14*	Loan Guarantee and Development Agreement, dated September 8, 2011, between Numab AG and Sucampo AG	10-K	001-33609	10.58	3/15/2012

10.15	Master Lease Agreement, effective as of January 31, 2012, between Sucampo AG and Numab AG	10-Q	001-33609	10.1	5/10/2012

10.16	Lease Agreement, dated December 18, 2006, between the Company and EW Bethesda Office Investors, LLC	10-K	001-33609	10.29	3/27/2008

10.17^	Form of Indemnification Agreement, dated December 31, 2012, between the Company and an indemnitee	8-K	001-33609	99.6	1/7/2013

10.18^	Employment Agreement, dated February 10, 2014, between the Company and Peter Greenleaf	10-K	001-33609	10.70	3/12/2014

10.19*	Settlement and License Agreement, dated September 30, 2014, among the Company, Sucampo AG, R-Tech Ueno, Ltd., Takeda Pharmaceutical Company Limited, Takeda Pharmaceuticals USA, Inc., Takeda Pharmaceuticals America, Inc., Anchen Pharmaceuticals, Inc., Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc.	10-Q	001-33609	10.2	11/7/2014

10.20*	Manufacturing and Supply Agreement, dated September 30, 2014, between Sucampo AG and Par Pharmaceutical, Inc.	10-Q	001-33609	10.3	11/7/2014

10.21*	Amendment No. 1, dated September 30, 2014, to Collaboration and License Agreement dated October 29, 2004 and Supplemental Agreement, dated February 1, 2006, between Sucampo Pharma Americas, LLC and Takeda Pharmaceutical Company Limited	10-Q	001-33609	10.4	11/7/2014

10.22	Amendment No. 1, dated September 30, 2014, to the Agreement dated October 29, 2004, between Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and Sucampo AG	10-Q	001-33609	10.5	11/7/2014

10.23*	Amendment No. 1, dated September 30, 2014, to Supply Agreement dated October 29, 2004, Supply and Purchase Agreement dated January 25, 2006 and the Addendum to the Supply and Purchase Agreement dated November 6, 2013, among Sucampo Pharma Americas, LLC, Takeda Pharmaceutical Company Limited and R-Tech Ueno, Ltd.	10-Q	001-33609	10.6	11/7/2014

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
10.24*	License, Development, Commercialization and Supply Agreement For Lubiprostone, dated October 27, 2014, between Sucampo AG and Takeda Pharmaceuticals International GmbH Limited	10-K	001-33609	10.79	3/9/2015

10.25^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Peter Kiener	10-K	001-33609	10.80	3/9/2015

10.26^	Employment Agreement, dated as of October 27, 2014, between the Company and Matthias Alder	10-K	001-33609	10.81	3/9/2015

10.27^	Employment Agreement, dated as of October 27, 2014, between the Company and Dr. Steven Caffé	10-K	001-33609	10.82	3/9/2015

10.28^	Employment Agreement, dated as of October 27, 2014, between Sucampo AG and Peter Lichtlen	10-K	001-33609	10.84	3/9/2015

10.29^	Registration Rights Agreement, dated January 15, 2015, among the Company, S&R Technology Holdings, LLC, S&R Foundation, Dr. Ryuji Ueno and Dr. Sachiko Kuno	S-3	333-135133	10.1	1/16/2015

10.30*	Stipulation and License Agreement, dated February 5, 2015, among the Company, Sucampo AG, R-Tech Ueno, Ltd. and Par Pharmaceutical, Inc.	10-K	001-33609	10.88	3/9/2015

10.31*	Manufacturing and Supply Agreement, dated as of February 5, 2015, between Sucampo AG and Par Pharmaceutical, Inc.	10-K	001-33609	10.89	3/9/2015

10.32*	Office Lease Agreement, dated May 5, 2015, between Four Irvington Centre Associations, LLC and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.1	8/5/2015

10.33*	License, Development, Commercialization And Supply Agreement For Lubiprostone for People's Republic of China, dated May 5, 2015, between Harbin Gloria Pharmaceuticals Co., Ltd. and Sucampo AG	10-Q	001-33609	10.2	8/5/2015

10.34*	First Amendment to office Lease Agreement, dated September 14, 2015, between Four Irvington Centre Associations, LLC and Sucampo Pharmaceuticals, Inc.	10-Q	001-33609	10.1	11/4/2015

10.35^	Non-employee Director Compensation Summary	10-K	001-33609	10.35	3/11/2016

10.36^	Form Sucampo Pharmaceuticals, Inc. Duration-Based Stock Option Incentive Award Stock Option Agreement Terms and Conditions	10-K	001-33609	10.36	3/11/2016

10.37**	Amendment No. 1, dated November 18, 2015 to the License, Development, Commercialization and Supply Agreement for Lubiprostone dated October 17, 2014, between Sucampo AG and Takeda Pharmaceuticals International AG	10-K	001-33609	10.37	3/11/2016

10.38**	Credit Agreement, dated October 16, 2015, among the Company as borrower, the financial institutions listed therein as Lenders and Jefferies Finance LLC, as administrative agent and collateral agent for the Lenders	10-K	001-33609	10.38	3/11/2016

10.39**	Lease Agreement, dated April 1, 2001, between Ueno Fine Chemicals and R-Tech Ueno Ltd.	10-K	001-33609	10.39	3/11/2016

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
10.40&	New Technology Development Consignment Agreement, dated April 1, 2015, between the Japan Agency for Medical Research and Development and R-Tech Ueno, Ltd.	10-K	001-33609	10.40	3/11/2016

10.41**	Manufacturing Agreement, dated May 22, 2004, between R-Tech Ueno, Ltd. and Nissan Chemical Industries, Ltd.	10-K	001-33609	10.41	3/11/2016

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

21	Subsidiaries of the Company	10-K	001-33609	21	3/11/2016

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Included herewith

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

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