Form 10-Q
period 2016-03-31
Sucampo Pharmaceuticals, Inc.
filed 2016-05-05
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(301) 961-3400
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 29, 2016, there were 45,788,853 shares of the registrant’s class A common stock outstanding.

1

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$130,077	$108,284
Product royalties receivable	16,501	22,792
Accounts receivable, net	16,074	22,759
Restricted cash	26,944	55,218
Inventories	24,437	33,121
Prepaid expenses and other current assets	14,097	9,186
Total current assets	228,130	251,360
Property and equipment, net	6,944	6,393
Intangible assets	133,599	130,315
Goodwill	65,787	60,937
In-process research and development	6,614	6,171
Deferred charge, non-current	1,400	1,400
Convertible note receivable	5,000	-
Other assets	736	605
Total assets	$448,210	$457,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,135	$11,213
Accrued expenses	13,689	10,886
Collaboration obligation	5,197	5,623
Income tax payable	3,468	6,507
Notes payable, current	27,839	39,083
Other current liabilities	7,097	14,815
Total current liabilities	62,425	88,127
Notes payable, non-current	207,862	213,277
Deferred revenue, non-current	941	1,088
Deferred tax liability, net	59,188	52,497
Other liabilities	16,951	15,743
Total liabilities	347,367	370,732

Commitments and contingencies (note 9)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at March 31, 2016 and December 31, 2015; 45,640,318 and 45,509,150 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	456	455
Class B common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Additional paid-in capital	102,115	99,212
Accumulated other comprehensive income	28,959	13,412
Treasury stock, at cost; 3,009,942 shares at March 31, 2016 and December 31, 2015	(46,269)	(46,269)
Retained earnings	15,582	19,639
Total stockholders' equity	100,843	86,449
Total liabilities and stockholders' equity	$448,210	$457,181

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product royalty revenue	$16,716	$15,745
Product sales revenue	26,595	11,145
Research and development revenue	3,430	2,345
Contract and collaboration revenue	467	245
Total revenues	47,208	29,480
Costs and expenses:
Costs of goods sold	23,338	6,110
Research and development	14,671	6,793
General and administrative	8,927	6,283
Selling and marketing	775	640
Total costs and expenses	47,711	19,826
Income (loss) from operations	(503)	9,654
Non-operating income (expense):
Interest income	25	40
Interest expense	(6,270)	(276)
Other expense, net	(347)	(203)
Total non-operating expense, net	(6,592)	(439)
Income (loss) before income taxes	(7,095)	9,215
Income tax benefit (provision)	3,038	(2,807)
Net income (loss)	$(4,057)	$6,408
Net income (loss) per share:
Basic	$(0.10)	$0.14
Diluted	$(0.10)	$0.14
Weighted average common shares outstanding:
Basic	42,539	44,366
Diluted	42,539	45,912
Comprehensive income (loss):
Net income (loss)	$(4,057)	$6,408
Other comprehensive income (expense):
Unrealized loss on pension benefit obligation	(8)	(7)
Unrealized gain (loss) on investments, net of tax effect	-	(6)
Foreign currency translation gain (loss)	15,555	175
Comprehensive income (loss)	$11,490	$6,570

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Equity
Balance at December 31, 2015	45,509,150	$455	$99,212	$13,412	3,009,942	$(46,269)	$19,639	$86,449
Stock-based compensation expense	-	-	1,971	-	-	-	-	1,971
Stock issued under exercise of stock options	124,883	1	756	-	-	-	-	757
Stock issued under employee stock purchase plan	6,285	-	58	-	-	-	-	58
Windfall tax benefit from stock-based compensation	-	-	118	-	-	-	-	118
Unrealized loss on pension benefit obligation	-	-	-	(8)	-	-	-	(8)
Foreign currency translation	-	-	-	15,555	-	-	-	15,555
Net income (loss)	-	-	-	-	-	-	(4,057)	(4,057)
Balance at March 31, 2016	45,640,318	$456	$102,115	$28,959	3,009,942	$(46,269)	$15,582	$100,843

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(4,057)	$6,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,573	83
Deferred tax provision	2,347	(114)
Deferred charge	-	74
Stock-based compensation	1,971	1,069
Amortization of premiums on investments	-	26
Unrealized currency translations	4,226	18
Shortfall from stock-based compensation	(62)	(68)
Windfall benefit from stock-based compensation	(180)	-
Changes in operating assets and liabilities:
Product royalties receivable	6,292	2,830
Accounts receivable	8,378	(2,707)
Unbilled accounts receivable	(1,087)	(112)
Inventory	1,774	(328)
Prepaid and income taxes receivable and payable, net	(3,295)	556
Accounts payable	(6,266)	(2,727)
Accrued expenses	(2,067)	1,200
Accrued interest payable	4,743	275
Deferred revenue	58	(446)
Collaboration obligation	(425)	(61)
Other assets and liabilities, net	(4,366)	(1,397)
Net cash provided by operating activities	23,557	4,579
Cash flows from investing activities:
Purchases of investments	-	(25,987)
Maturities of investments	-	5,250
Convertible note receivable	(5,000)	-
Changes in restricted cash	10,598	-
Squeeze-out liability for non-tendering R-Tech shareholders	(8,213)	-
Purchases of property and equipment	(735)	(12)
Net cash used in investing activities	(3,350)	(20,749)
Cash flows from financing activities:
Payments of notes payable	(17,574)	-
Changes in restricted cash	17,676	-
Proceeds from exercise of stock options	757	3,270
Proceeds from employee stock purchase plan	58	11
Windfall benefit from stock-based compensation	180	869
Net cash provided by financing activities	1,097	4,150
Effect of exchange rates on cash and cash equivalents	489	37
Net increase (decrease) in cash and cash equivalents	21,793	(11,983)
Cash and cash equivalents at beginning of period	108,284	71,622
Cash and cash equivalents at end of period	$130,077	$59,639

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1.    Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., (Company) is a global biopharmaceutical company focused on innovative research and development of proprietary drugs to treat gastrointestinal, ophthalmic, autoimmune, inflammatory, and oncology disorders.

The Company currently generates revenue mainly from product royalties, upfront and milestone payments, product sales and reimbursements for development activities. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities, seeks additional regulatory approvals and additional indications for approved products and other compounds and seeks strategic opportunities for in-licensing new products and product candidates.

AMITIZA® (lubiprostone) is being marketed for three gastrointestinal indications under the collaboration and license agreement (as amended in October 2014, the North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, the Company is primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the United States (U.S.) and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006, for the treatment of IBS-C in May 2008 and for the treatment of OIC in May 2013. Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce the minimum annual commercial investment when a generic equivalent enters the market. In October 2015, Health Canada approved AMITIZA for CIC in adults. In October 2014, the Company and Takeda executed amendments to the North America Takeda Agreement which, among other things, extended the term of the North America Takeda Agreement beyond December 2020. During the extended term beginning in January 2021, Takeda and the Company will split the annual net sales revenue of the branded AMITIZA products. In addition, the North America Takeda Agreement was amended to, beginning in April 2015, terminate the Company’s right to perform commercialization activities with respect to AMITIZA and Takeda’s obligation to reimburse the Company for such commercialization activities.

In Japan, AMITIZA is marketed under a license, commercialization and supply agreement (the Japan Mylan Agreement) that was transferred to Mylan, Inc. (Mylan) from Abbott Laboratories, Inc. (Abbott), as of February 2015, as part of Mylan’s acquisition of a product portfolio from Abbott. The Company received approval of its new drug application (NDA) for AMITIZA for the treatment of chronic constipation (CC), excluding constipation caused by organic diseases, from Japan’s Ministry of Health, Labour and Welfare in June 2012 and pricing approval in November 2012. AMITIZA is Japan’s only prescription medicine for CC. The Company did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

In May 2015, the Company entered into an exclusive license, development, commercialization and supply agreement (the China Gloria Agreement) with Harbin Gloria Pharmaceuticals Co., Ltd. (Gloria), for AMITIZA in the People’s Republic of China. Under the China Gloria Agreement, Gloria is responsible for all development activities and costs, as well as commercialization and regulatory activities, for AMITIZA in the People’s Republic of China. The Company will be the exclusive supplier of AMITIZA to Gloria at an agreed upon supply price. Upon entering into the China Gloria Agreement, the Company received an upfront payment of $1.0 million. In June 2015, the China Food and Drug Administration accepted an Investigational New Drug (IND) application for a pivotal trial of AMITIZA in patients with CIC; as a result the Company received an additional payment of $500,000 from Gloria. In addition to the $1.5 million in payments received and recognized as revenue through June 2015, the Company is eligible to receive an additional payment in the amount of $1.5 million upon the occurrence of a specified regulatory or commercial milestone event.

In October 2014, the Company entered into an exclusive license, development, commercialization and supply agreement (the Global Takeda Agreement) for lubiprostone with Takeda, through which Takeda has the exclusive rights to further develop and commercialize AMITIZA in all global markets, except the U.S., Canada, Japan and the People’s Republic of China. Takeda became the marketing authorization holder in Switzerland in April 2015, in the United Kingdom (U.K.), Austria, Belgium, Germany, Ireland and Luxembourg in early 2016, and is expected to become the marketing authorization holder in Italy, the Netherlands and Spain in the first half of 2016.

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

In October 2015, the Company and Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. The Company expects Takeda to initiate phase 3 registration trials in Russia, Mexico, and South Korea in the first half of 2016. An NDA for the treatment of CIC, IBS-C, and OIC was submitted in Kazakhstan in December 2015 .

In the U.S., the Company ceased marketing RESCULA in the fourth quarter of 2014 and no product was made available after the March 2015 expiration date. In May 2015, the Company returned all licenses for unoprostone isopropyl to R-Tech. As part of the acquisition of R-Tech in October 2015, the Company acquired all rights to RESCULA. RESCULA is being commercialized by Santen Pharmaceutical Co., Ltd in Japan, Dong-A Pharmaceutical, Co., Ltd in South Korea and Zuelliq Pharma Co., Ltd in Taiwan .

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

Lubiprostone for Pediatric Functional Constipation

The phase 3 program required to support an application for marketing approval of lubiprostone for pediatric functional constipation comprises four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. Following the successful completion of the phase 3 trial for the alternative formulation of lubiprostone, which Takeda is funding 100% up to a cap, as described above, the Company is also planning to initiate two additional trials in its phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years testing the alternative formulation. Takeda has agreed to fund 70% of the costs, up to a cap, of this pediatric functional constipation program.

Cobiprostone for Oral Mucositis

In May 2015, the U.S. FDA granted Fast Track Designation for cobiprostone for the prevention of OM. In September 2015, the Company initiated a phase 2a clinical trial in the U.S. of cobiprostone oral spray for the prevention of OM in patients suffering from head and neck cancer (HNC) receiving concurrent radiation therapy (RT) and chemotherapy (CT).

Cobiprostone for Proton Pump Inhibitor-Refractory Non-Erosive Reflux Disease (NERD)/symptomatic Gastroesophageal Reflux Disease (sGERD)

In December 2014, the Company initiated a phase 2a clinical trial in Japan for cobiprostone in NERD/sGERD patients who have had a non-satisfactory response to proton pump inhibitors.

In April 2016, the Company reported that its analysis of the top-line date from this study showed that the trial did not meet its primary endpoints and, as a result, the Company would discontinue development of cobiprostone for this indication.

VAP-1 Inhibitor for RTU-1096

RTU-1096 is an oral compound under development for the treatment of diseases such as nonalcoholic steatohepatitis (NASH), chronic obstructive pulmonary disease (COPD), diabetic macular edema (DME) and diabetic retinopathy (DR) and immune-oncology. In the first quarter of 2016, the Company completed a phase 1 in healthy individuals that evaluated the safety and pharmacokinetics expects to receive results from this trial in the first half of 2016. The Company will also look to generate additional preclinical data in the emerging area of immune-oncology, to support partnership opportunities of combination therapy in cancer patients of our molecules with check-point pathway inhibitors.

VAP-1 Inhibitor for RTU-009

RTU-009 is a pre-clinical stage, injectable VAP-1 inhibitor that is planned to be studied in acute cerebral infarction. The Company’s next step would be to complete IND-enabling studies, and thereafter initiate clinical-stage development.

CPP 1-X/Sulindac Combination Product

In January 2016, the Company entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a phase 3 clinical trial, which is being conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under the agreement with CPP, the Company has the exclusive option to license this product for North America. There are currently no approved treatments for FAP.   The ongoing phase 3 study is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators.  Enrollment in the study is expected to be complete in the first half of 2016 and the trial is expected to conclude in 2018. More information regarding the Company’s arrangement with CPP is set forth in note 19.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 11, 2016, as amended. The financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo AG (SAG) based in Zug, Switzerland, through which the Company conducts certain of its worldwide and European operations; Sucampo Pharma, LLC (SPL) based in Osaka, Japan, through which the Company conducts its Asian operations; R-Tech Ueno, Ltd., based in Kobe, Japan, through which the Company conducts manufacturing and certain development operations; Sucampo Pharma Americas LLC (SPA), based in Rockville, Maryland, through which the Company conducts its North American operations; and Sucampo Pharma Europe, Ltd. (SPE), based in Oxford, United Kingdom. All inter-company balances and transactions have been eliminated.

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

2.    Summary of Significant Accounting Policies

Restricted Cash

As of March 31, 2016, restricted cash consisted primarily of $25.0 million related to the Credit Facility (see note 14).

As of December 31, 2015, restricted cash consisted primarily of $25.0 million related to the Credit Facility and $17.7 million related to the payment of the Ueno and Kuno Trust Notes, which were settled on February 1, 2016 (see note 13), and $8.2 million related to the squeeze out of non-tendering R-Tech shareholders, which was settled in January 2016.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions. As of March 31, 2016 and December 31, 2015, approximately $2.4 million or 1.5%, and $5.9 million or 3.6%, respectively, of the Company’s cash, cash equivalents, and restricted cash were issued or insured by the United States government or other government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 61.5% and 61.8% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively. Accounts receivable and product royalties receivable from Takeda accounted for 76.1% and 78.1% of the Company’s total accounts receivable and product royalties receivable at March 31, 2016 and December 31, 2015, respectively. Revenues from another unrelated party, Mylan, accounted for 30.6% and 37.8% of the Company’s total revenues for the three months ended March 31, 2016 and 2015, respectively. The Company depends significantly upon collaborations with Takeda and Mylan, and its activities may be impacted if these relationships are disrupted.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable, convertible notes receivable, collaboration obligation and accrued expenses. The carrying amounts of the notes payable at March 31, 2016 and 2015 approximated fair value and are classified as a Level 2 instrument.

Variable Interest Entities

The Company performs an initial and on-going evaluation of the entities with which it has variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE. As of March 31, 2016, the Company’s investment in CPP, in which we held a variable interest, was determined to be a VIE. See note 19 for additional information.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU Number 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 had no effect on the Company’s results of operations or liquidity.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income (other than those accounted for under equity method of accounting). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) in which it provided new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is currently evaluating its expected adoption method and the impact of this new standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share Based Payment Accounting, which requires all of the tax effects related to share based payments to be recorded through the income statement. The new guidance also removes the present requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable, instead, it is required to be recognized at the time of settlement, subject to normal valuation allowance considerations... This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this guidance on its Consolidated Financial Statements and disclosures.

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

The computation of net income (loss) per share for the three months ended March 31, 2016 and 2015 is shown below:

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Basic net income (loss) per share:
Net income (loss)	$(4,057)	$6,408
Weighted average class A common shares outstanding	42,539	44,366
Basic net income (loss) per share	$(0.10)	$0.14
Diluted net income (loss) per share:
Net income (loss)	$(4,057)	$6,408
Weighted average class A common shares outstanding	42,539	44,366
Assumed exercise of stock options under the treasury stock method	-	1,546
	42,539	45,912
Diluted net income (loss) per share	$(0.10)	$0.14

The following securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Employee stock options	5,537	957

4.     Acquisition of R-Tech

On October 20, 2015, the Company acquired approximately 98% of the outstanding shares of R-Tech Ueno, Ltd., a Japanese company (R-Tech). The Company acquired the remaining 2% of outstanding shares of R-Tech through a squeeze-out process under Japanese law on December 8, 2015. The total consideration for the acquisition was 33 billion Japanese Yen, or approximately $275 million. This transaction was accounted for under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of R-Tech were recorded as of the acquisition date at their respective fair values, and combined with those of the Company.

The purchase price allocation was based upon preliminary estimates using information that was available to management at the time the financial statements were prepared. These estimates and assumptions are subject to change within the measurement period, up to one year from the acquisition date. Accordingly, the allocation may change. The Company continues to gather information about the fair value of all assets and liabilities, including intangible assets, acquired and deferred tax assets and liabilities. The Company is in the process of finalizing a valuation appraisal for an acquired building. There have been no material changes to the preliminary purchase price during the first quarter of 2016. Acquisition related costs are expensed when incurred and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income.

The following unaudited pro forma information is presented as if the acquisition had occurred on January 1, 2015, and combines the historical results of operations of the Company and R-Tech for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(In thousands)	2016	2015
Pro forma revenue	$47,208	$42,916
Pro forma net loss	(4,057)	(2,346)

5.   Segment Information

The Company has one operating segment which is the development and commercialization of pharmaceutical products.

Summarized product category and geographic information is shown in the tables below.

Product Category Information

Revenues for product categories are attributed based on the following categories.

Product royalty revenue represents royalty revenue earned on the net sales of AMITIZA in North America. Product sales revenue represents drug product net sales of AMITIZA in North America, Japan and Europe and drug product net sales of RESCULA in Japan. Research and development revenue represents funded development work primarily related to AMITIZA. Contract and collaboration revenue represents the amortization of up-front payments under the North America Takeda Agreement and release of the collaboration obligation under the Global Takeda Agreement (see note 15).

Company revenues by product category for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Product royalty revenue	$16,716	$15,745
Product sales revenue - AMITIZA	23,434	11,151
Product sales revenue - RESCULA	3,161	(6)
Research and development revenue	3,430	2,345
Contract and collaboration revenue	467	245
Total	$47,208	$29,480

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

Company revenues by geographic location for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
United States	$28,939	$18,225
Japan	17,848	11,157
Rest of the world	421	98
Total	$47,208	$29,480

The Company’s long-lived assets by geographic location where located on March 31, 2016 and 2015 were as follows:

(In thousands)	March 31, 2016	December 31, 2015
United States	$3,238	$3,105
Japan	3,657	3,232
Rest of the world	49	56
Total	$6,944	$6,393

6.     Fair Value measurements

The Company performs fair value measurements in accordance with the Financial Accounting Standards Board’s (FASB) guidance for fair value measurements and disclosures, which defines fair value as the exchange price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company classifies its investments into the following categories based on the three levels of inputs used to measure fair value:

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

The Company has elected the fair value option on its investment in CPP; as such, it is measured at fair value on a recurring basis. As of March 31, 2016, the fair value of the convertible note is $5.0 million using level 3 inputs (see note 19) provided by a valuation specialist using market level inputs and assumptions. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the market level inputs and assumptions. The election was made upon the acquisition of the financial asset and cannot be revoked. The changes in fair value are recorded in current earnings within Other Income. As of March 31, 2016, there were no changes in the fair value of the note recorded in earnings related to the convertible note received from CPP. There were no other financial instruments measured at fair value on a recurring basis as of March 31, 2016, and no financial instruments were measured at fair value on a recurring basis as of December 31, 2015.

7.     Restructuring

In December 2015, the Company adopted a plan to restructure certain operations and consolidate certain functions in the Company’s corporate headquarters located in Rockville, Maryland. During the three months ended March 31, 2016, the Company recorded pretax charges of approximately $183,000. The restructuring plan primarily included headcount reductions. These costs are reflected within operating expenses between research and development, general and administrative expenses, and selling and marketing expenses. As of March 31, 2016, a restructuring accrual of $94,000 was included in accrued liabilities. The Company expects to record additional restructuring charges in 2016 related to this program and in connection with the integration of R-Tech. The restructuring charges incurred under this plan total $1.0 million.

The following table summarizes the cash components of the restructuring costs at March 31, 2016.

(In thousands)	Termination Benefits	Facility Related	Contract & Other Costs	Total
Balance at December 31, 2015	$851	$-	$-	$851
Expenses incurred	183	-	-	183
Amounts paid	(940)	-	-	(940)
Balance at March 31, 2016	$94	$-	$-	$94

8.    Inventory

Inventories are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process and finished goods. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. In connection with the acquisition of R-Tech, all inventory held by R-Tech was stepped-up in fair value to $37.6 million as of the acquisition date. As of March 31, 2016 and December 31, 2015, the remaining balance of inventory step-up was $6.1 million and $14.3 million, respectively. The remaining balance of inventory step-up will amortize evenly through costs of goods through May 2016.

Inventory consisted of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Raw materials	$1,696	$5,554
Work in process	21,674	26,926
Finished goods	1,067	641
Total	$24,437	$33,121

9.    Intangible Assets

Intangible assets by major class consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In thousands)	Weighted average life (in months)	Carrying amount	Weighted average life (in months)	Carrying amount
Amortized intangible assets
Patent and license rights	69	$10,513	72	$10,513
Manufacturing know-how	74	134,600	76	134,600
Accumulated amortization		(14,375)		(8,463)
Impairment losses		(5,651)		(5,651)
Foreign currency translation adjustments		8,512		(684)
Total amortized intangible assets		$133,599		$130,315

Unamortized intangible assets
In-process research and development		$6,614		$6,171
Goodwill		65,787		60,937
Total unamortized intangible assets		$72,401		$67,108

Total intangible assets		$206,000		$197,423

The changes in intangible assets for the three months ended March 31, 2016 are as follows:

(In thousands)	Intangibles	Goodwill	In-process research & development
Balance at December 31, 2015	$130,315	$60,937	$6,171
Additions	-	467	-
Amortization	(5,906)	-	-
Foreign currency translation adjustment	9,190	4,383	443
Balance at March 31, 2016	$133,599	$65,787	$6,614

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Research and development costs	$5,266	$3,843
Accrued interest	4,812	70
Employee compensation	1,671	4,860
Restructuring	95	851
Legal service fees	421	428
Other accrued expenses	1,424	834
Total	$13,689	$10,886

Other current liabilities consisted of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Indirect taxes payable	$4,582	$5,963
Squeeze out liability for non-tendering R-Tech shareholders	468	7,668
Deferred revenue	881	676
Other liabilities	1,166	508
Total	$7,097	$14,815

11.    Other Liabilities

Other liabilities consisted of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Deferred grants	$10,275	$9,604
Unrecognized tax benefits	3,522	3,061
Deferred leasehold incentive	1,656	1,715
Other liabilities	1,498	1,363
Total	$16,951	$15,743

Deferred grants consisted of a $10.0 million grant from the Japan Science and Technology Agency for use in developing unoprostone-related medicine for pigmentary degeneration of the retina, and a $300,000 government grant from Montgomery County, Maryland related to the move of the Company’s headquarters. Both grants may have to be repaid if certain conditions are not met.

12. Commitments and Contingencies

Operating Leases

The Company leases office space in the United States, Switzerland and Japan under operating leases through 2027. Total future minimum, non-cancelable lease payments under operating leases are as follows:

(In thousands)	March 31, 2016
2016	$1,299
2017	976
2018	1,258
2019	1,029
2020	969
Total minimum lease payments	$5,531

Rent expense for all operating leases was approximately $645,000 and $333,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Numab Commitment

The maximum contingent liability under the Numab Agreement (see note 13) in the event that Numab defaults under its loan with Zurcher Kantonalbank is $2.3 million. This guarantee is set to expire during September 2016. As of March 31, 2016 and December 31, 2015, due to the pay down of the loan with Zurcher Kantonalbank, the potential amount of payments in the event of Numab’s default is $1.6 million and $1.5 million, respectively. As of March 31 2016, the Company had a recorded liability of $208,000 in collateral callable to meet a potential loan default by Numab.

13. Related Party Transactions

R-Tech Ueno, Ltd.

Before the R-Tech acquisition on October 20, 2015, R-Tech was a related party through common ownership. Prior to the R-Tech acquisition the Company did not own manufacturing facilities. Instead, the Company contracted with R-Tech as the sole manufacturer of the Company’s products to produce AMITIZA and RESCULA. The Company had entered into multiple exclusive supply arrangements with R-Tech and had granted to R-Tech the exclusive right to manufacture and supply AMITIZA and other products and compounds to the Company to meet its commercial and clinical requirements.

Since 2003, the Company has received upfront, development and milestone payments under these agreements totaling $9.0 million through October 20, 2015. The Company recorded the following expenses under all of its agreements with R-Tech for the three months ended March 31, 2015:

(In thousands)	Three Months Ended March 31, 2015
Clinical supplies	$31
Other research and development services	5
Commercial supplies	6,142
$6,178

(In thousands)	March 31, 2015
Deferred revenue, current	$138
Deferred revenue, non-current	4,240
$4,378

The Company recognized approximately $138,000 of revenue relating to its agreements with R-Tech for the three months ended March 31, 2015, which was recorded as contract and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Numab AG

In September 2011, the Company entered into a loan guarantee and development agreement (the Numab Agreement) with Numab AG (Numab). Under the terms of the Numab Agreement, which extends through September 2016, the Company would provide Numab with up to CHF 5.0 million as collateral and would serve as guarantor for a loan to Numab from a third party, Zurcher Kantonalbank. Following the payment of the first success fee during the first quarter of 2013, this amount was reduced to CHF 2.2 million, or approximately $2.3 million as of March 31, 2016.

As of March 31, 2016, collateral of CHF 2.2 million had been deposited by the Company and Numab has utilized CHF 1.5 million of its loan facility, or approximately $1.6 million. At March 31, 2016 and December 31, 2015, the Company has a recorded guarantee liability of $208,000 and $202,000, respectively, in collateral callable to meet a potential loan default by Numab.

Subordinated Unsecured Promissory Notes

In connection with the SAG acquisition in 2010, the Company issued subordinated unsecured promissory notes (Notes) to the Ueno Trust and Kuno Trust, former shareholders of SAG. The Ueno Trust and Kuno Trust are considered related parties. Each of the Notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the Notes is the sum of the London Interbank Offered Rate, or LIBOR, plus 4.0%, and was reset on December 1, 2015 to 4.7%. On February 1, 2016, the Notes were paid in full.

14.   Credit Facility and Notes Payable

On October 16, 2015, the Company entered into a Credit Agreement (Credit Facility) with Jefferies Financing LLC. Term Loans under the Credit Facility bear interest, at the Company’s option, at the Adjusted Eurodollar Rate plus 7.25% or the Adjustable Base Rate plus 6.25%. The average interest rate on the notes payable for the three months ending March 31, 2016 was 8.39%. The Company was in compliance with all covenants under the credit facility as of March 31, 2016.

The Company’s debt is subject to the fair value disclosure requirements as discussed in note 2, and is classified as a Level 2 security.

15.    Collaboration Obligation

Due to signing of the Global Takeda Agreement, the Company received an upfront payment from Takeda of $14.0 million in 2014, of which the Company is obligated to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda. As of March 31, 2016 and December 31, 2015, the collaboration obligation was $5.2 million and $5.6 million, respectively.

16.    Collaboration and License Agreements

North America Takeda Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the North America Takeda Agreement for the three months ended March 31, 2016:

(In thousands)	Amount Deferred at December 31, 2015	Cash Received for the Three Months Ended March 31, 2016	Revenue Recognized for the Three Months Ended March 31, 2016	Change in Accounts Receivable for the Three Months Ended March 31, 2016	Foreign Currency Effects for the Three Months Ended March 31, 2016	Amount Deferred at March 31, 2016

Product royalty revenue	$-	$22,792	$16,500	$(6,292)	$-	$-

Product sales revenue	$-	$13,391	$8,974	$(3,939)	$(478)	$-

Research and development revenue:
Reimbursement of research and development expenses	$-	$3,309	$3,429	$120	$-	$-

Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$736	$-	$37	$-	$-	$699

Japan Mylan Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the Japan Mylan Agreement for the three months ended March 31, 2016:

(In thousands)	Amount Deferred at December 31, 2015	Cash Received for the Three Months Ended March 31, 2016	Revenue Recognized for the Three Months Ended March 31, 2016	Change in Accounts Receivable for the Three Months Ended March 31, 2016	Foreign Currency Effects for the Three Months Ended March 31, 2016	Amount Deferred at March 31, 2016

Product sales revenue	$-	$14,881	$14,460	$1,277	$(1,698)	$-

Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$416	$-	$9	$-	$30	$437

The Company has recorded product sales revenue under the Japan Mylan Agreement for the three months ended March 31, 2016 and 2015 of approximately $14.5 million and $11.1 million, respectively.

China Gloria Agreement

The Company has no recorded product sales revenue under the China Gloria Agreement for the three months ended March 31, 2016.

Japan Santen Agreement

The Company has recorded Rescula product sales revenue under the Japan Santen Agreement for the three months ended March 31, 2016 of approximately $3.4 million. The Company has recorded no revenues under the Japan Santen Agreement for the three months ended March 31, 2015

17.    Stock Option Plans

A summary of employee stock option activity for the three months ended March 31, 2016 under the Company’s Amended and Restated 2001 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	37,400	$10.00
Options exercised	(20,400)	10.00
Options outstanding, March 31, 2016	17,000	10.00	0.09	$15,810
Options exercisable, March 31, 2016	17,000	10.00	0.09	$15,810
Options vested and expected to vest, March 31, 2016	17,000	10.00	0.09	$15,810

A summary of employee stock option activity for the three months ended March 31, 2016 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	4,440,608	$9.37
Options granted	1,224,450	13.69
Options exercised	(104,483)	6.10
Options forfeited	(28,209)	14.29
Options expired	(12,025)	15.86
Options outstanding, March 31, 2016	5,520,341	10.35	8.36	$11,809,367
Options exercisable, March 31, 2016	2,100,317	8.05	6.95	$7,503,522
Options vested and expected to vest, March 31, 2016	4,356,237	9.95	8.14	$10,352,390

The weighted average grant date fair value of options granted during the three months ended March 31, 2016 and the year ended December 31, 2015 was $13.69 and $15.18, respectively.

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, the Company received $58,391 and $11,483 upon employees’ purchase of 6,285 and 950 shares of class A common stock during the three months ended March 31, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table details the accumulated other comprehensive income (loss) activity for the three months ended March 31, 2016 and 2015:

(In thousands)	Foreign currency translation adjustments	Unrealized income (loss) on investments, net of tax effect	Unrealized income (loss) on pension benefit obligation	Accumulated other comprehensive income (loss)
Balance January 1, 2016	$14,243	$42	$(873)	$13,412
Other comprehensive income before reclassifications	15,555	-	(8)	15,547
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance March 31, 2016	$29,798	$42	$(881)	$28,959

Balance January 1, 2015	$15,208	$35	$(978)	$14,265
Other comprehensive income before reclassifications	175	(6)	(7)	162
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance March 31, 2015	$15,383	$29	$(985)	$14,427

18.    Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. Our operating subsidiaries are exposed to effective tax rates ranging from zero to approximately 40%. Fluctuations in the distribution of pre-tax income among our operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. In the three-month periods ended March 31, 2016 and 2015, the actual effective tax rates were 42.8% and 30.5%, respectively.

We assess uncertain tax positions in accordance with ASC 740 (ASC 740-10 Accounting for Uncertainties in Tax). As of March 31, 2016, our net unrecognized tax benefits totaled approximately $3.5 million. Of this balance $2.2 million would favorably impact our effective tax rate in the periods if they are recognized. Management has not identified any uncertain tax positions that are reasonably likely to be released during the next 12 months due to lapse of statutes of limitations or settlements with tax authorities.

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S., Switzerland and Japan, as well as in various other state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. Currently tax years 2011 to 2015 remain open and subject to examination in the major tax jurisdictions in which tax returns are filed. The tax years 2009-2011 were examined by the U.S. tax authorities and resulted in no tax adjustments.

19.   Investments

On January 9, 2016, the Company entered into a Securities Purchase Agreement and an Option and Collaboration Agreement with Cancer Prevention Pharmaceuticals (CPP) for the development and commercialization of CPP-1X/sulindac combination.

Under the terms of a Securities Purchase Agreement, the Company made a $5.0 million loan to CPP in exchange for a convertible note. The note will automatically convert into CPP securities at a discount upon a Qualified Financing as defined by the Securities Purchase Agreement. The Company has also agreed to purchase up to $5.0 million of CPP’s securities in a Qualified Financing. CPP filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in December 2015.

Under the terms of an Option and Collaboration Agreement, CPP granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/Sulindac combination product in North America. This product is currently in a Phase 3 clinical trial for the treatment of familial adenomatous polyposis (FAP). Target enrollment in the study was achieved in April of 2016 and the trial is expected to conclude in 2018. The Company will pay CPP an option fee of $7.5 million, payable in two tranches. The first tranche of $3.0 million was paid in January 2016 and expensed as R&D expense and the second tranche of $4.5 million is due upon achievement of certain results of the ongoing feasibility study (expected in the third quarter of 2016). CPP will complete the ongoing Phase 3 trial under the oversight of a joint steering committee between CPP and the Company. Upon exercise of its exclusive option, the Company would acquire the rights to negotiate an exclusive license to develop and commercialize the product in North America for all indications in connection with the exercise and finalization of the license right, the Company would be obligated to pay CPP up to an aggregate of $190.0 million of specified clinical development and sales milestones. Under the terms of the license, the Company and CPP would share equally in net profits from the sale of licensed products.

The Company has elected the fair value option on the convertible note received from CPP due to the nature of the financial characteristics of the investment. As of March 31, 2016, the fair value of the convertible note is $5.0 million using level 3 inputs (see note 6).

CPP is considered a variable interest entity in which the Company has a variable interest. It has been determined that the power to direct the activities that most significantly impact CPP’s economic performance is held by the board of directors of CPP. The Company does not have a representative on CPP’s board and does not have the right to appoint or elect such a representative. Therefore, the Company is not the primary beneficiary of CPP and the entity is not consolidated. The company’s maximum exposure to loss as a result of its involvement with CPP is $5.0 million as of March 31, 2016, which is the investment in the convertible security of $5.0 million. As of December 31, 2015, CPP had total assets of $1.8 million and total liabilities of $12.5 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc., or the Company, we, us” or our, and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on March 11, 2016, as subsequently amended. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Form 10-Q and with our consolidated financial statements and related notes for the year ended December 31, 2015 which are included in our Annual Report on Form 10-K.

Overview

We are a global biopharmaceutical company focused on innovative research and development of proprietary drugs to treat gastrointestinal, ophthalmic, autoimmune, inflammatory, and oncology disorders.

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

AMITIZA (lubiprostone)

United States and Canada

AMITIZA is marketed in the U.S. for three gastrointestinal indications under a collaboration and license agreement (North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, we are primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce the minimum annual commercial investment when a generic equivalent enters the market. In October 2014, we signed an amendment (Takeda Amendment) to the North America Takeda Agreement which, among other things, extended the term of the North American Takeda Agreement beyond December 2020; during the extended term, we will share with Takeda the net sales revenue on branded AMITIZA sales. We have also partnered with Par Pharmaceuticals, Inc. (Par) in connection with the settlement of our patent litigation with Par in the U.S. related to our AMITIZA (lubiprostone) 8 mcg and 24 mcg soft gelatin capsule products. Under our agreement with Par, we granted Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule in the U.S. for the indications approved for AMITIZA beginning January 1, 2021, or earlier under certain circumstances. Beginning on January 1, 2021, Par will split with us the gross profits of the licensed products sold during the term of the agreement, which continues until each of our related patents has expired. In the event Par elects to launch an authorized generic form of lubiprostone, we agree to supply Par under the terms of a manufacturing and supply agreement at a negotiated price.

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

Other Global Markets

In October 2014, we entered into an exclusive license, development, commercialization and supply agreement (Global Takeda Agreement) for lubiprostone with Takeda. Under the Global Takeda Agreement, Takeda develops and markets AMITIZA globally except in the U.S., Canada, Japan and the People’s Republic of China. We supply Takeda with the clinical and commercial product at a negotiated price. Takeda currently markets AMITIZA for CIC and OIC in Switzerland, and for CIC in the U.K.

In January 2016, we received notification from the Medicines and Healthcare Products Regulatory Agency of the United Kingdom (U.K.) that our appeal for the OIC indication was not approved. In January 2015, we successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting in a recommendation for marketing authorization in these markets. Takeda became the marketing authorization holder in Switzerland in April 2015, in the United Kingdom (U.K.), Austria, Belgium, Germany, Ireland and Luxembourg in early 2016 and is expected to become the marketing authorization holder in Italy, the Netherlands and Spain in the first half of 2016.

In October 2015, we and Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. We expect to initiate phase 3 registration trials in Russia, Mexico, and South Korea in the first half of 2016. A new drug application (NDA) for the treatment of CIC, IBS-C, and OIC was submitted in Kazakhstan in December 2015 .

RESCULA (unoprostone isopropyl)

As part of the acquisition of R-Tech Ueno, Ltd. (R-Tech) in October 2015, we acquired global rights to RESCULA, an ophthalmology product used to lower intraocular pressure (IOP).

In the fourth quarter of 2014 we ceased marketing RESCULA in the United States and no product was made available after the March 2015 expiration date. In May 2015, we returned all licenses for unoprostone isopropyl to R-Tech. In March 2016, we initiated the withdrawal of the marketing authorization for RESCULA in the U.S.

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

In South Korea, we signed a distribution agreement with Dong-A Pharm, Co., Ltd in April 2010 for the promotion and sale of RESCULA.

In Taiwan, we signed a manufacturing and supply agreement with Sinphar Pharmaceutical, Co., Ltd and also executed the distribution agreement with Zuelliq Pharma, Ltd in April 2013.

Product Pipeline

The table below summarizes the development status of our marketed products and key product candidates. The commercialization rights to lubiprostone have been licensed to Takeda on a global basis other than Japan and the People’s Republic of China, to Mylan for Japan, and to Gloria for the People’s Republic of China. For cobiprostone, we hold all of the commercialization rights globally. Commercialization of each product candidate may occur after successful completion of clinical trials and approval from appropriate governmental agencies. For CPP-1X/sulindac, we have an option to acquire an exclusive license to commercialize in North America.

Country	Program Type	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)
U.S.	Commercial	Chronic idiopathic constipation (CIC) adults of all ages	Marketed	_____
Canada	Clinical	CIC-adults of all ages	Received approval from Health Canada	Market in Canada
U.S.	Commercial	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed	Initiate phase 4 study on higher dosage and with additional male subjects
U.S.	Commercial	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed	_____
China	Clinical	CIC-adults of all ages	IND accepted	Initiate CIC study
Japan	Commercial	Chronic constipation	Marketed	_____
Switzerland	Commercial	CIC-adults of all ages	Marketed	_____
U.K.	Commercial	CIC-adults of all ages	Marketed	_____
European Union	Clinical	CIC-adults of all ages	Received national marketing approvals in Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain (where product is not yet launched)	Develop pricing and reimbursement assessments and based on outcome determine launch feasibility and plans for Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain
Switzerland	Commercial	OIC in patients with chronic non-cancer pain	Marketed	_____
Russia	Clinical	CIC-adults of all ages	CTA Approved	Initiate phase 3 trial
Russia	Clinical	IBS-C - adult women	CTA Approved	Initiate phase 3 trial
Mexico	Clinical	CIC-adults of all ages	Submitted CTA	Initiate phase 3 trial
Mexico	Clinical	IBS-C - adult women	Submitted CTA	Initiate phase 3 trial
Mexico	Clinical	OIC in patients with chronic non-cancer pain	Submitted CTA	Initiate phase 3 trial
South Korea	Clinical	CIC-adults of all ages	Submitted CTA	Initiate phase 3 trial
South Korea	Clinical	IBS-C - adult women	Submitted CTA	Initiate phase 3 trial
South Korea	Clinical	OIC in patients with chronic non-cancer pain	Submitted CTA	Initiate phase 3 trial
	Clinical	Alternate formulation	In non-clinical development	Initiate phase 3 trial
	Clinical	Pediatric functional constipation (6 years - 17 years)	Pivotal and open label phase 3 trials ongoing	Complete pivotal and open label phase 3 trials
	Clinical	Pediatric functional constipation (6 months - 6 years)	Alternate formulation in development	Initiate phase 3 program

Unoprostone isopropyl (RESCULA®)
Japan South Korea		Glaucoma and ocular hypertension	Marketed	_____
Taiwan

Cobiprostone
	Clinical	Oral mucositis	Phase 2a initiated	Complete phase 2a trial

Country	Program Type	Target Indication	Development Phase	Next Milestone

RTU-1096
Japan	Clinical	Inflammation/immune-related disorder	Phase 1 completed	Initiate phase 2a trial

RTU-009
Japan	Preclinical	Inflammation/immune-related disorder	Development on-going	Initiate IND-enabling studies

CPP-1X/sulindac combination product
U.S.	Option	Familial adenomatous polyposis (FAP)	Phase 3	Complete phase 3 trial

Our Clinical Development Programs

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

Pediatric Functional Constipation

The phase 3 program required to support an application for marketing approval of lubiprostone for pediatric functional constipation comprises four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013 and completed enrollment in April 2016. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. Following the successful completion of the phase 3 trial for the alternative formulation of lubiprostone, as described above, we are also planning to initiate two additional trials in its phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years testing the alternative formulation. Takeda has agreed to fund 70% of the costs, up to a cap, of this pediatric functional constipation program.

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

Proton Pump Inhibitor-Refractory Non-Erosive Reflux Disease (NERD)/symptomatic Gastroesophageal Reflux Disease (sGERD)

In December 2014, we initiated a phase 2a program in Japan for cobiprostone in NERD/sGERD in patients who have had a non-satisfactory response to proton pump inhibitors. In April 2016, we reported that our analysis of the top-line date from this study showed that the trial did not meet its primary endpoints and, as a result, we would discontinue development of cobiprostone for this indication.

VAP-1 Inhibitors

RTU-1096

RTU-1096 is an oral compound under development potentially for the treatment of nonalcoholic steatohepatitis (NASH), chronic obstructive pulmonary disease (COPD), diabetic macular edema (DME) and diabetic retinopathy (DR) and immuno-oncology. In the first quarter of 2016, we completed a phase 1 trial in healthy individuals to evaluate the safety and pharmacokinetics of RTU-1096 and intend to assess the results in the first half of 2016. We will also look to generate additional preclinical data in the emerging area of immuno-oncology, to support the potential use of our molecules as a combination therapy with check-point pathway inhibitors.

RTU-009

RTU-009 is a pre-clinical stage, injectable VAP-1 inhibitor that is being studied in animal models of acute cerebral infarction. VAP-1 is found to cause increases in vascular cell damage, which lead to stroke. RTU-009 may inhibit VAP-1 and control the underlying cause of disease. We intend to complete IND-enabling studies, and thereafter initiate clinical development.

CPP 1-X/Sulindac Combination Product

In January 2016, we entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted us the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a Phase 3 clinical trial, conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under our agreement with CPP, we have the exclusive option to license this product for North America. There are currently no approved treatments for FAP.  The ongoing Phase 3 study is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators.  Enrollment in the study is expected to be complete in the first half of 2016 and the trial is expected to conclude in 2018. More information regarding our arrangement with CPP is set forth in note 19 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

The following table summarizes our revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Product royalty revenue	$16,716	$15,745
Product sales revenue - AMITIZA	23,434	11,151
Product sales revenue - RESCULA	3,161	(6)
Research and development revenue	3,430	2,345
Contract and collaboration revenue	467	245
Total	$47,208	$29,480

Total revenues were $47.2 million for the three months ended March 31, 2016, compared to $29.5 million for the three months ended March 31, 2015, an increase of $17.7 million or 60.1%.

Product royalty revenue

Product royalty revenue primarily represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $16.7 million for the three months ended March 31, 2016 compared to $15.7 million for the three months ended March 31, 2015, an increase of $971,000 or 6.2%. The increase was primarily due to higher Takeda reported AMITIZA net sales which were driven by a mix of price and volume increases.

Product sales revenue

Product sales revenue represents drug product sales of AMITIZA in North America, Japan and Europe, and drug product sales of RESCULA in Japan. AMITIZA product sales revenue was $23.4 million for the three months ended March 31, 2016 compared to $11.2 million for the three months ended March 31, 2015, an increase of $12.3 million or 110.2%. The increase was primarily due to a $9.0 million increase in AMITIZA sales in Japan under the Japan Mylan Agreement. RESCULA product sales revenue was $3.2 million for the three months ended March 31, 2016 compared to ($6,000) for the three months ended March 31, 2015, an increase of $3.2 million. The increase was primarily due to the acquisition of R-Tech in October, 2015 and resulting sales of RESCULA under the Japan Santen Agreement.

Research and development revenue

Research and development revenue was $3.4 million for the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015, an increase of $1.1 million or 46.3%. The increase was due to increased activity on the advancement of pediatric and alternative formulation studies in the first quarter of 2016.

Contract and collaboration revenue

Contract and collaboration revenue was $467,000 for the three months ended March 31, 2016 compared to $245,000 for the three months ended March 31, 2015, an increase of $222,000 or 90.6%. The increase was primarily due to the higher release of the collaboration obligation under the Global Takeda Agreement (see note 15) in the first quarter 2016.

Costs of Goods Sold

Costs of goods sold were $23.3 million for the first quarter of 2016 compared to $6.1 million for the same period in 2015, an increase of $17.2 million or 282.0%. The increase was primarily due to the amortization of the R-Tech inventory step up of $8.9 million and acquired intangible asset amortization of $5.9 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Direct costs:
Lubiprostone	$5,626	$3,513
Cobiprostone	2,109	1,261
CPP-1X	2,989	-
RTU-1096	920	-
VAP-1	29	-
Ion channel activators	-	275
Other	1,390	427
	13,063	5,476
Indirect costs	1,608	1,317
Total	$14,671	$6,793

Total research and development expenses for the three months ended March 31, 2016 were $14.7 million compared to $6.8 million for the three months ended March 31, 2015, an increase of $7.9 million or 116.0%. The increase was primarily due to costs associated with the CPP option, the initiation of phase 2 clinical trials for cobiprostone, an increase in expenses related to the ongoing AMITIZA pediatric trials, the acquisition of R-Tech in October 2015 and the inclusion of the respective share of R-Tech’s research and development costs during the post-acquisition period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Salaries, benefits and related costs	$2,847	$2,497
Legal, consulting and other professional expenses	2,070	1,666
Stock-based compensation	1,278	723
Pharmacovigilance	428	187
Other expenses	2,304	1,210
Total	$8,927	$6,283

General and administrative expenses were $8.9 million for the three months ended March 31, 2016, compared to $6.3 million for the three months ended March 31, 2015, an increase of $2.6 million or 42.1%. The increase is primarily due to the inclusion of R-Tech General and Administrative functions in the first quarter of 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $775,000 for the three months ended March 31, 2016, compared to $640,000 for the three months ended March 31, 2015, an increase of $135,000 or 21.1%. The increase was the result of the inclusion of R-Tech RESCULA-related commercial activities in the first quarter of 2016.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Interest income	$25	$40
Interest expense	(6,270)	(276)
Other income (expense), net	(347)	(203)
Total	$(6,592)	$(439)

Interest income was $25,000 for the three months ended March 31, 2016, compared to $40,000 for the three months ended March 31, 2015, a decrease of $15,000 or 37.5%.

Interest expense was $6.3 million for the three months ended March 31, 2016, compared to $276,000 for the three months ended March 31, 2015, an increase of $6.0 million, due to higher principal balances on our outstanding notes payable.

Other expense, net was $347,000 for the three months ended March 31, 2016, compared to $203,000 for the three months ended March 31, 2015, an increase of $144,000 or 70.9%.

Income Taxes

We recorded an income tax benefit of $3.0 million and expense of $2.8 million for the three months ended March 31, 2016 and 2015, respectively. The tax provision for the three months ended March 31, 2016 primarily pertained to pre-tax profits and losses generated by our Japanese and Swiss subsidiaries. The tax provision for the three months ended March 31, 2015 primarily pertained to pre-tax profits generated by our U.S., Japanese and Swiss subsidiaries.

The effective tax rate (ETR) for the first quarter of 2016 was 42.8%, compared to 30.5% in the same period of 2015. The ETR for the quarter was based on a projection of the full year rate. The increase in the ETR was due to the shifting of profits from lower tax jurisdictions to higher tax jurisdictions and the impact of Subpart F deemed dividend rules in the U.S.

Reportable Operating Segments

We have one operating segment which is the development and commercialization of pharmaceutical products.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Sources of Liquidity

We finance our operations principally from cash generated from revenues, cash and cash equivalents on hand, debt and to a lesser extent, from cash generated from the issuance and sale of our class A common stock and through the exercise of employee stock options. Revenues generated from operations principally consist of a combination of product sales, royalty payments, upfront and milestone payments, and research and development expense reimbursements received from Takeda, Mylan and other parties.

Our cash, cash equivalents and restricted cash consist of the following as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$130,077	$108,284
Restricted cash, current	26,944	55,218
Total	$157,021	$163,502

Our cash and cash equivalents are deposited in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of March 31, 2016, our restricted cash consisted primarily of $25.0 million held in a restricted cash account, which is required by the Credit Facility, until at least $35 million of the Term Loans have been repaid or prepaid. As of December 31, 2015, our restricted cash consisted primarily of $25.0 million related to the Credit Facility, and as part of the R-Tech acquisition, $17.7 million was held in a restricted cash account for payment of the Ueno and Kuno Trust Notes, and $8.2 million was held in restricted cash related to the squeeze out of non-tendering R-Tech shareholders. As of March 31, 2016, the Ueno and Kuno Trust Notes had been repaid and the R-Tech acquisition was completed.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash provided by (used in):
Operating activities	$23,557	$4,579
Investing activities	(3,350)	(20,749)
Financing activities	1,097	4,150
Effect of exchange rates	489	37
Net increase (decrease) in cash and cash equivalents	$21,793	$(11,983)

Three months ended March 31, 2016

Net cash provided by operating activities was $23.6 million for the three months ended March 31, 2016. This was primarily due to depreciation and amortization of $15.6 million, a decrease in receivables of $13.6 million, an increase in payables and accrued expenses of $3.6 million, offset by a net loss of $4.1 million and a net change in other assets and liabilities of $4.4 million.

Net cash used in investing activities was $3.4 million for the three months ended March 31, 2016. This was primarily due to the payment of the squeeze-out liability for non-tendering R-Tech shareholders of $8.2 million and investment in a convertible note receivable of $5.0 million, offset by a decrease in restricted cash of $10.6 million.

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2016. This was primarily realized through the issuance of Class A common stock upon the exercise of options and the associated windfall benefit.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for three months ended March 31, 2016 was an increase of $489,000.

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

Net cash provided by financing activities was $4.1 million for the three months ended March 31, 2015. This was primarily realized through the issuance of Class A common stock upon the exercise of stock options.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for three months ended March 31, 2015 was an increase of $37,000.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements and Capital Resources

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

At March 31, 2016, based upon our current business plan, we believe our future cash flows from operating activities and our existing capital resources will be sufficient to meet our cash requirements for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended March 31, 2016 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 11, 2016, as amended.

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

With respect to our investments, our goal is to ensure the safety and preservation of invested funds by limiting default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2016.

Our notes payable bear interest at a variable rate calculated by reference to the Federal Funds rate or LIBOR, at our option. A hypothetical one percentage point increase in interest rates would have increased our interest payments for the three months ended March 31, 2016 by approximately $622,000.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Credit Risk

Our exposure to credit risk generally consists of cash and cash equivalents, restricted cash, investments and receivables. We place our cash, cash equivalents and restricted cash with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentrations by asset class and issuer.

Our exposure to credit risk also extends to strategic investments made as part of our ongoing business development activities, such as the investment of $5.0 million in CPP in exchange for a convertible note made in January 2016. A more detailed discussion of this arrangement is set forth in note 19 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2016 and December 31, 2015, approximately 1.5% and 3.6%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4.   Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2016. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act , is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.   Legal Proceedings.

On October 3, 2014, we received a Paragraph IV certification notice letter regarding an abbreviated new drug application (ANDA) submitted to the U.S. Food and Drug Administration (the FDA) by Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc (collectively, Dr. Reddy’s), requesting approval to market, sell, and use a generic version of the 8 mcg and 24 mcg AMITIZA (lubiprostone) soft gelatin capsule products. In its notice letter, Dr. Reddy’s alleges that U.S. Patent Nos. 6,414,016; 6,583,174; 7,064,148; 7,417,067; 8,026,393; 8,071,613; 8,088,934; 8,097,649; 8,114,890; 8,338,639; 8,748,481; 8,779,187; 7,795,312; 8,097,653; and 8,389,542, which cover compositions, formulations and methods of using AMITIZA, are invalid, unenforceable and/or will not be infringed by Dr. Reddy’s manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2027. On November 12, 2014, we, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s related to the ANDA previously filed by Dr. Reddy’s and described above. The lawsuit claims infringement of 7 patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book), with the latest expiring in 2027. Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Dr. Reddy’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. As of the date of this filing, the lawsuit remains ongoing.

On May 27, 2015, R-Tech received a Paragraph IV certification notice letter regarding an ANDA submitted to the FDA by Apotex, Inc. requesting approval to market, sell, and use a generic version of the RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% product approved for the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. In its notice letter, Par Pharmaceutical alleges that U.S. Patent Nos. 6,458,836 and 6,770,675, which cover compositions, formulations and methods of using RESCULA, are invalid and/or will not be infringed by Apotex’s manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2020. On July 10, 2015, R-Tech filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Apotex related to the ANDA previously filed by Apotex and described above. The lawsuit claims infringement of two patents that are listed in the FDA’s Orange Book, with the latest expiring in 2020. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Apotex’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. On September 10, 2015, Apotex filed an answer and counterclaim to our complaint. As of the date of this filing, the lawsuit remains ongoing.

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

Item 1A.   Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed by us with the SEC on March 11, 2016, as amended. There have not been any material changes from the risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2015.

Item 6.   Exhibits

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1	Convertible Promissory Note, dated as of January 9, 2016, between Sucampo AG and Cancer Prevention Pharmaceuticals, Inc.	Included herewith

10.2*	Option and Collaboration Agreement, dated as of January 9, 2016, between Sucampo AG and Cancer Prevention Pharmaceuticals, Inc.	Included herewith

10.3	Securities Purchase Agreement, dated as of January 9, 2016, between Sucampo AG and Cancer Prevention Pharmaceuticals, Inc.	Included herewith

10.4^	Separation Agreement, dated as of February 29, 2016, between the Company and Stanley Miele	Included herewith

10.5^	Employment Agreement, dated as of January 30, 2015, between the Company and Andrew Smith	Included herewith

31.1**	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2**	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

* Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Security and Exchange Commission.

** These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

The exhibits filed as part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sucampo Pharmaceuticals, Inc.

May 4, 2016	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

May 4, 2016	By:	/s/ ANDREW P. SMITH
Andrew P. Smith
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1	Convertible Promissory Note, dated as of January 9, 2016, between Sucampo AG and Cancer Prevention Pharmaceuticals, Inc.	Included herewith

10.2*	Option and Collaboration Agreement, dated as of January 9, 2016, between Sucampo AG and Cancer Prevention Pharmaceuticals, Inc.	Included herewith

10.3	Securities Purchase Agreement, dated as of January 9, 2016, between Sucampo AG and Cancer Prevention Pharmaceuticals, Inc.	Included herewith

10.4^	Separation Agreement, dated as of February 29, 2016, between the Company and Stanley Miele	Included herewith

10.5^	Employment Agreement, dated as of January 30, 2015, between the Company and Andrew Smith	Included herewith

31.1**	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2**	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101.[SCH]†	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]†	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]†	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]†	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

* Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Security and Exchange Commission.

** These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

