Form 10-Q
period 2016-06-30
Sucampo Pharmaceuticals, Inc.
filed 2016-08-03
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33609

SUCAMPO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0520478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

805 King Farm Boulevard, Suite 550	20850
Rockville, MD	(Zip Code)
(Address of principal executive offices)

(301) 961-3400
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 29, 2016, there were 45,821,058 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,981	$108,284
Product royalties receivable	18,744	22,792
Accounts receivable, net	18,167	22,759
Restricted cash	26,916	55,218
Inventories	21,570	33,121
Prepaid expenses and other current assets	24,324	9,186
Total current assets	237,702	251,360
Property and equipment, net	6,340	6,393
Intangible assets	139,347	130,315
Goodwill	71,839	60,937
In-process research and development	7,228	6,171
Deferred charge, non-current	1,400	1,400
Convertible note receivable	5,118	-
Other assets	770	605
Total assets	$469,744	$457,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,166	$11,213
Accrued expenses	13,298	10,886
Collaboration obligation	3,797	5,623
Income tax payable	6,274	6,507
Notes payable, current	21,679	39,083
Other current liabilities	4,421	14,815
Total current liabilities	55,635	88,127
Notes payable, non-current	202,410	213,277
Deferred revenue, non-current	937	1,088
Deferred tax liability, net	68,570	52,497
Other liabilities	18,428	15,743
Total liabilities	345,980	370,732

Commitments and contingencies (note 9)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2016 and December 31, 2015; 45,820,058 and 45,509,150 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	458	455
Class B common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Additional paid-in capital	105,133	99,212
Accumulated other comprehensive income	49,692	13,412
Treasury stock, at cost; 3,009,942 shares at June 30, 2016 and December 31, 2015	(46,269)	(46,269)
Retained earnings	14,750	19,639
Total stockholders' equity	123,764	86,449
Total liabilities and stockholders' equity	$469,744	$457,181

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product royalty revenue	$18,735	$16,136	$35,451	$31,881
Product sales revenue	28,389	14,511	54,984	25,656
Research and development revenue	3,369	2,409	6,799	4,754
Contract and collaboration revenue	1,458	1,828	1,925	2,073
Total revenues	51,951	34,884	99,159	64,364

Costs and expenses:
Costs of goods sold	20,354	7,260	43,692	13,370
Research and development	10,933	7,124	25,604	13,917
General and administrative	12,423	8,328	21,350	14,611
Selling and marketing	623	592	1,398	1,232
Total costs and expenses	44,333	23,304	92,044	43,130

Income from operations	7,618	11,580	7,115	21,234
Non-operating income (expense):
Interest income	10	53	35	93
Interest expense	(5,972)	(265)	(12,242)	(541)
Other income (expense), net	(2,539)	2,063	(2,886)	1,860
Total non-operating income (expense), net	(8,501)	1,851	(15,093)	1,412

Income (loss) before income taxes	(883)	13,431	(7,978)	22,646
Income tax benefit (provision)	51	(3,855)	3,089	(6,662)
Net income (loss)	$(832)	$9,576	$(4,889)	$15,984

Net income (loss) per share:
Basic	$(0.02)	$0.21	$(0.11)	$0.36
Diluted	$(0.02)	$0.21	$(0.11)	$0.35
Weighted average common shares outstanding:
Basic	42,759	44,627	42,649	44,497
Diluted	42,759	46,199	42,649	46,046

Comprehensive income:
Net income (loss)	$(832)	$9,576	$(4,889)	$15,984
Other comprehensive income (expense):
Unrealized gain (loss) on pension benefit obligation	33	(12)	25	(19)
Unrealized gain on investments, net of tax effect	-	18	-	12
Foreign currency translation gain (loss)	20,700	(337)	36,255	(162)
Comprehensive income	$19,901	$9,245	$31,391	$15,815

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained	Total Stockholders'
	Shares	Amount	Capital	Income	Shares	Amount	Earnings	Equity
Balance at December 31, 2015	45,509,150	$455	$99,212	$13,412	3,009,942	$(46,269)	$19,639	$86,449
Stock-based compensation expense	-	-	3,723	-	-	-	-	3,723
Stock issued under exercise of stock options	297,121	3	1,640	-	-	-	-	1,643
Stock issued under employee stock purchase plan	13,787	-	128	-	-	-	-	128
Windfall tax benefit from stock-based compensation	-	-	430	-	-	-	-	430
Unrealized gain on pension benefit obligation	-	-	-	25	-	-	-	25
Foreign currency translation	-	-	-	36,255	-	-	-	36,255
Net loss	-	-	-	-	-	-	(4,889)	(4,889)
Balance at June 30, 2016	45,820,058	$458	$105,133	$49,692	3,009,942	$(46,269)	$14,750	$123,764

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(4,889)	$15,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,098	215
Loss on disposal of property and equipment	533	76
Deferred tax provision (benefit)	4,960	(1,662)
Deferred charge	-	147
Stock-based compensation	3,723	3,889
Amortization of premiums on investments	-	76
Unrealized currency translations	9,123	(214)
Shortfall from stock-based compensation	(25)	(69)
Windfall benefit from stock-based compensation	(455)	-
Transfer and assignment of licensing rights	-	(2,000)
Changes in operating assets and liabilities:
Product royalties receivable	4,048	2,440
Accounts receivable	10,833	(2,755)
Unbilled accounts receivable	(4,967)	(111)
Inventory	309	(308)
Prepaid and income taxes receivable and payable, net	(18,221)	988
Accounts payable	(5,751)	(221)
Accrued expenses	(3,466)	255
Accrued interest payable	(70)	(16)
Deferred revenue	119	(641)
Collaboration obligation	(1,826)	(226)
Other assets and liabilities, net	1,754	(763)
Net cash provided by operating activities	25,830	15,084
Cash flows from investing activities:
Purchases of investments	-	(39,775)
Proceeds from sales of investments	-	2,398
Maturities of investments	-	19,421
Transfer and assignment of licensing rights	-	2,000
Convertible note receivable	(5,000)	-
Changes in restricted cash	10,598	-
Payment of squeeze-out liability for non-tendering R-Tech shareholders	(7,668)	-
Purchases of property and equipment	(823)	(47)
Net cash used in investing activities	(2,893)	(16,003)
Cash flows from financing activities:
Payments of notes payable	(30,082)	(4,077)
Changes in restricted cash	17,676	-
Proceeds from exercise of stock options	1,643	3,734
Proceeds from employee stock purchase plan	128	38
Windfall benefit from stock-based compensation	455	1,005
Net cash (used in) provided by financing activities	(10,180)	700
Effect of exchange rates on cash and cash equivalents	6,940	(60)
Net increase (decrease) in cash and cash equivalents	19,697	(279)
Cash and cash equivalents at beginning of period	108,284	71,622
Cash and cash equivalents at end of period	$127,981	$71,343

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

In Japan, AMITIZA is marketed under a license, commercialization and supply agreement (the Japan Mylan Agreement) that was transferred to Mylan, Inc. (Mylan) from Abbott Laboratories, Inc. (Abbott), as of February 2015, as part of Mylan’s acquisition of a product portfolio from Abbott. The Company received approval of its new drug application (NDA) for AMITIZA for the treatment of chronic constipation (CC), excluding constipation caused by organic diseases, from Japan’s Ministry of Health, Labour and Welfare (MHLW) in June 2012 and pricing approval in November 2012. AMITIZA is Japan’s only prescription medicine for CC. The Company did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

In May 2015, the Company entered into an exclusive license, development, commercialization and supply agreement (the China Gloria Agreement) with Harbin Gloria Pharmaceuticals Co., Ltd. (Gloria), for AMITIZA in the People’s Republic of China. Under the China Gloria Agreement, Gloria is responsible for all development activities and costs, as well as commercialization and regulatory activities, for AMITIZA in the People’s Republic of China. The Company will be the exclusive supplier of AMITIZA to Gloria at an agreed upon supply price. Upon entering into the China Gloria Agreement, the Company received an upfront payment of $1.0 million. In June 2015, the China Food and Drug Administration accepted an Investigational New Drug (IND) application for a pivotal trial of AMITIZA in patients with CIC; as a result, the Company received an additional payment of $500,000 from Gloria. In addition to the $1.5 million in payments received and recognized as revenue through June 2015, the Company is eligible to receive an additional payment in the amount of $1.5 million upon the occurrence of a specified regulatory or commercial milestone event.

In October 2014, the Company entered into an exclusive license, development, commercialization and supply agreement (the Global Takeda Agreement) for lubiprostone with Takeda, through which Takeda has the exclusive rights to further develop and commercialize AMITIZA in all global markets, except the U.S., Canada, Japan and the People’s Republic of China. Takeda became the marketing authorization holder in Switzerland in April 2015 and in the United Kingdom (U.K.), Austria, Belgium, Germany, Ireland, Netherlands and Luxembourg in early 2016, and is expected to become the marketing authorization holder in Italy and Spain in the second half of 2016.

 Before the execution of the Global Takeda Agreement, the Company retained full rights to develop and commercialize AMITIZA for the rest of the world’s markets outside of the U.S., Canada and Japan. In the U.K., the Company received approval in September 2012 from the Medicines and Healthcare Products Regulatory Agency (MHRA) for the use of AMITIZA to treat CIC. The Company made AMITIZA available in the U.K. in the fourth quarter of 2013. In July 2014, National Institute of Health and Care Excellence (NICE) published the technology appraisal guidance recommending the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed laxatives. In January 2015, the Company successfully completed the European mutual recognition procedure (MRP) for AMITIZA for the treatment of CIC in select European countries, resulting in marketing authorizations in these countries.

In Switzerland, AMITIZA was approved to treat CIC in 2009. In 2012, the Company reached an agreement with the Bundesamt fur Gesundheit, (BAG), the Federal Office of Public Health in Switzerland, on a reimbursement price for AMITIZA in Switzerland, and began active marketing in the first quarter of 2013. In February 2014, the Company announced that the BAG revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Spezialitätenliste (SL) to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine month period. In July 2014, AMITIZA was approved for the treatment of OIC in chronic, non-cancer adult patients by the Swissmedic, the Swiss Agency for Therapeutic Products, and in October 2015, the BAG added this indication to the SL.

In October 2015, Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. Takeda initiated phase 3 registration trials in Russia in March 2016 and in South Korea and Mexico in May 2016. An NDA for the treatment of CIC, IBS-C, and OIC was submitted in Israel in June 2015, and approved in July 2016. An NDA for the same indications was submitted in Kazakhstan in December 2015. Additional NDA submissions in 2016 are planned in various other markets.

As part of the acquisition of R-Tech in October 2015, the Company acquired all rights to RESCULA, an ophthalmology product used to lower intraocular pressure (IOP). In the U.S., the Company ceased marketing RESCULA in the fourth quarter of 2014 and no product was made available after the March 2015 expiration date. In May 2015, the Company returned all licenses for unoprostone isopropyl to R-Tech. RESCULA is being commercialized by Santen Pharmaceutical Co., Ltd in Japan, Dong-A Pharmaceutical, Co., Ltd in South Korea and Zuellig Pharma Co., Ltd in Taiwan.

The Company’s other clinical development programs include the following:

Lubiprostone Alternate Formulation

The Company has been developing an alternate formulation of lubiprostone for both adult and pediatric patients who are unable to take or do not tolerate capsules and for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the costs, up to a cap, of this alternate formulation work and the Company expects to initiate a phase 3 trial of the alternate formulation of lubiprostone in adults in the second half of 2016 and, if the trial is successful, to file an NDA in the U.S. for the alternate formulation for adults in the second half of 2017.

Lubiprostone for Pediatric Functional Constipation

The phase 3 program required to support an application for marketing authorization of lubiprostone for pediatric functional constipation comprises four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013 and completed enrollment in April 2016. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. The Company expects to receive data from these trials in the second half of 2016. Following the successful completion of the phase 3 trial for the alternate formulation of lubiprostone in adult CIC patients, which Takeda is funding 100% up to a cap, as described above, the Company is also planning to initiate two additional trials in its phase 3 program for pediatric functional constipation in 2017, which will be in children aged 6 months to less than 6 years using the alternate formulation. Takeda has agreed to fund 67% of the costs, up to a cap, of this pediatric functional constipation program.

VAP-1 Inhibitor RTU-1096

RTU-1096 is an oral compound under development for indications in auto-immune/inflammatory and immune-oncology diseases. In the first quarter of 2016, the Company completed a phase 1 trial in healthy individuals that evaluated the safety and pharmacokinetics of the compound. No significant safety issues were reported during the seven-day study. There was evidence of inhibition of systemic VAP-1 at all doses tested and the trial provided evidence of proof of mechanism. The Company will also look to generate additional preclinical data in the emerging area of immune-oncology, to support partnership opportunities of combination therapy in cancer patients using check-point pathway inhibitors.

VAP-1 Inhibitor RTU-009

RTU-009 is a pre-clinical stage, injectable VAP-1 inhibitor that is planned to be studied in acute cerebral infarction. The Company plans to complete IND-enabling studies, and thereafter initiate clinical-stage development.

CPP-1X/Sulindac Combination Product

In January 2016, the Company entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a phase 3 clinical trial, which is being conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under the agreement with CPP, the Company has the exclusive option to license this product in North America. There are currently no approved treatments for FAP. The ongoing phase 3 study is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators. Enrollment in the study has completed, and results from a Phase 3 futility analysis are expected to be available in the second half of 2016. The trial is expected to conclude in 2018. More information regarding the Company’s arrangement with CPP is set forth in note 19 below.

Cobiprostone

In April 2016, the Company announced the discontinuation of development of cobiprostone for the treatment of proton pump inhibitor (PPI)-refractory non-erosive reflux disease (NERD) or symptomatic gastroesophageal reflux disease (sGERD), based on its analysis of top-line data from a Phase 2a study. While cobiprostone demonstrated significant benefit in some of the secondary measures of this exploratory study, the trial did not meet its primary endpoints. In July 2016, the Company announced the decision to discontinue the development of cobiprostone based on the results of a pre-specified futility analysis of the Phase 2a study of an oral spray formulation of cobiprostone for the prevention of oral mucositis in patients that are undergoing radio chemotherapy for head and neck cancer. The futility analysis indicated that the clinical benefit of cobiprostone was insufficient to support continuation of the study.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 11, 2016, as amended. The financial information as of June 30, 2016 and for the six months ended June 30, 2016 and 2015 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

2. Summary of Significant Accounting Policies

Restricted Cash

As of June 30, 2016, restricted cash consisted of $26.9 million primarily related to the Credit Facility (see note 14); these funds will be held in a restricted account until at least $35 million of the Term Loans have been repaid or prepaid.

As of December 31, 2015, restricted cash consisted of $25.0 million related to the Credit Facility and $17.7 million related to the payment of the Ueno and Kuno Trust Notes (see note 13), which were settled on February 1, 2016, and $8.2 million related to the squeeze out of non-tendering R-Tech shareholders (see note 4), which was settled in January 2016.

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions. As of June 30, 2016 and December 31, 2015, approximately $1.8 million or 1.2%, and $5.9 million or 3.6%, respectively, of the Company’s cash, cash equivalents, and restricted cash were issued or insured by the United States government or other government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 69.3% and 53.6% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively, and 65.5% and 57.4% for the six months ended June 30, 2016 and 2015, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 89.2% and 78.1% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at June 30, 2016 and December 31, 2015, respectively.

Revenues from another unrelated party, Mylan, accounted for 28.2% and 41.6% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively, and 29.3% and 39.8% for the six months ended June 30, 2016 and 2015, respectively. The Company depends significantly upon collaborations with Takeda and Mylan, and its activities may be impacted if these relationships are disrupted.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable, convertible notes receivable, collaboration obligation and accrued expenses. The carrying amounts of the notes payable at June 30, 2016 and 2015 approximated fair value and are classified as a Level 2 instrument.

Variable Interest Entities

The Company performs initial and on-going evaluation of the entities with which it has variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest. Such entities are classified as variable interest entities (“VIE” or “VIEs”). If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE. As of June 30, 2016, CPP, in which the Company held a variable interest, was determined to be a VIE. See note 19 for additional information.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, (ASU 2015-17). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. The Company has elected to early adopt the guidance and has applied the guidance on a prospective basis. The adoption had no impact on the Company’s consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the three and six months ended June 30, 2016 and 2015.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) in which it provided new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is currently evaluating its expected adoption method and the impact of this new standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share Based Payment Accounting, which requires all of the tax effects related to share-based payments to be recorded through the income statement. The new guidance also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable; instead, it is required to be recognized at the time of settlement, subject to normal valuation allowance considerations. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

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

The computation of net income (loss) per share for the three and six months ended June 30, 2016 and 2015 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015

Net income (loss)	$(832)	$9,576	$(4,889)	$15,984

Basic net income (loss) per share:
Weighted average class A common shares outstanding	42,759	44,627	42,649	44,497
Basic net income (loss) per share	$(0.02)	$0.21	$(0.11)	$0.36

Diluted net income (loss) per share:
Weighted average class A common shares outstanding	42,759	44,627	42,649	44,497
Assumed exercise of stock options under the treasury stock method	-	1,572	-	1,549
	42,759	46,199	42,649	46,046
Diluted net income (loss) per share	$(0.02)	$0.21	$(0.11)	$0.35

The following securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Employee stock options	5,382	1,083	5,382	733

4. Acquisition of R-Tech

On October 20, 2015, the Company acquired approximately 98% of the outstanding shares of R-Tech Ueno, Ltd., a Japanese company (R-Tech). The Company acquired the remaining 2% of outstanding shares of R-Tech through a squeeze-out process under Japanese law on December 8, 2015. The total consideration for the acquisition was approximately $275 million. This transaction was accounted for under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of R-Tech were recorded as of the acquisition date at their respective fair values, and combined with those of the Company.

The purchase price allocation was based upon preliminary estimates using information that was available to management at the time the financial statements were prepared. These estimates and assumptions are subject to change within the measurement period, up to one year from the acquisition date. Accordingly, the allocation may change. The Company continues to gather information about the fair value of all assets and liabilities, including intangible assets, acquired and deferred tax assets and liabilities. In the three months ended June 30, 2016, other current assets were increased $367,000, property, plant and equipment was decreased $319,000, deferred tax liability, net was increased $438,000, and goodwill was increased $390,000. The Company expects to finalize the allocation of the purchase price during the 3rd quarter of 2016. Acquisition related costs are expensed when incurred and are included in general and administrative expenses in the consolidated statement of operations and comprehensive income.

The preliminary allocation of the purchase price based upon estimated fair value of assets acquired and liabilities assumed is as follows:

(In thousands)
Cash	$62,097
Accounts receivable	8,299
Inventory	37,563
Other current assets	3,792
Property, plant and equipment	2,796
Other long term assets	449
Accounts payable and accrued liabilities	(11,598)
Income tax payable	(5,025)
Other liabilities, current	(3,282)
Deferred tax liability, net	(63,365)
Other liabilities, long term	(9,347)
R-Tech shares of Sucampo stock (treasury stock)	43,956
Total fair value of tangible assets acquired and liabilities assumed	66,335
Acquired in-process research and development	6,200
Acquired intangible assets	134,600
Goodwill	61,618
Total purchase price	$268,753

Total purchase price	268,753
Settlement of net receivable from pre-existing relationship	6,364
Total consideration	$275,117
Acquisition, net of acquired cash	161,187
Acquired cash	62,097
Purchase of treasury stock	43,956
Squeeze out liability for non-tendering R-Tech shareholders	7,668
Other	209
Total consideration	$275,117

The following unaudited pro forma information is presented as if the acquisition had occurred on January 1, 2015, and combines the historical results of operations of the Company and R-Tech for the three and six months ended June 30, 2015.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(In thousands)
Pro forma revenue	$43,084	$86,000
Pro forma net income (loss)	(1,991)	(4,337)

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

Company revenues by product category for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Product royalty revenue	$18,735	$16,136	$35,451	$31,881
Product sales revenue - AMITIZA	27,001	14,493	50,121	25,644
Product sales revenue - RESCULA	1,388	18	4,863	12
Research and development revenue	3,369	2,409	6,799	4,754
Contract and collaboration revenue	1,458	1,828	1,925	2,073
Total	$51,951	$34,884	$99,159	$64,364

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

Company revenues by geographic location for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
United States	$34,529	$18,706	$63,162	$36,931
Japan	$16,011	$14,500	34,165	25,657
Rest of the world	$1,411	$1,678	1,832	1,776
Total	$51,951	$34,884	$99,159	$64,364

The Company’s long-lived assets by geographic location where located on June 30, 2016 and December 31, 2015 were as follows:

(In thousands)	June 30, 2016	December 31, 2015
United States	$3,181	$3,105
Japan	3,116	3,232
Rest of the world	43	56
Total	$6,340	$6,393

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

The Company has elected the fair value option on its investment in CPP; as such, it is measured at fair value on a recurring basis. As of June 30, 2016, the fair value of the convertible note is $5.1 million using level 3 inputs (see note 19) provided by a valuation specialist using unobservable market level inputs and assumptions which include accrued interest and prepayment assumptions. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the market level inputs and assumptions. The election was made upon the acquisition of the financial asset and cannot be revoked. The changes in fair value are recorded in current earnings within Other Income. As of June 30, 2016, there were no changes in the fair value of the note recorded in earnings related to the convertible note received from CPP. There were no other financial instruments measured at fair value on a recurring basis as of June 30, 2016.

7. Restructuring

In December 2015, the Company adopted a plan to restructure certain of its operations and to consolidate certain functions in the Company’s corporate headquarters located in Rockville, Maryland, and in the Company’s Japanese subsidiaries. During the six months ended June 30, 2016, the Company recorded pretax charges of approximately $1.7 million in connection with these restructuring activities. The restructuring plan primarily included headcount reductions in connection with the ongoing integration of R-Tech (see note 4). These costs are reflected within operating expenses between research and development expenses, general and administrative expenses, and selling and marketing expenses, and are detailed below:

Incurred during the six months ended June 30, 2016
(In thousands)
Termination benefits	$1,604
Asset impairments	83
Total	$1,687

As of June 30, 2016, a restructuring accrual of $1.4 million for termination benefits was included in accrued liabilities. The following table summarizes the accrued restructuring costs at June 30, 2016.

(In thousands)	Termination Benefits	Facility Related	Contract & Other Costs	Total
Balance at December 31, 2014	$-	$-	$-	$-
Expenses incurred	953	-	-	953
Amounts paid	(102)	-	-	(102)
Balance at December 31, 2015	$851	$-	$-	$851
Expenses incurred	$1,604	$-	$-	$1,604
Amounts paid	(1,081)	-	-	(1,081)
Foreign currency translation adjustment	42	-	-	42
Balance at June 30, 2016	$1,416	$-	$-	$1,416

The Company expects to record additional restructuring charges in 2016 related to this program and in connection with the ongoing integration of R-Tech. The Company has incurred total restructuring charges under this plan of $2.6 million through June 30, 2016.

8. Inventory

Inventories are valued under a weighted average costing method and are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process and finished goods. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. In connection with the acquisition of R-Tech, all inventory held by R-Tech was stepped-up in fair value to $37.6 million as of the acquisition date. As of June 30, 2016 and December 31, 2015, the remaining balance of inventory step-up was zero and $14.3 million, respectively.

Inventory consisted of the following at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Raw materials	$323	$5,554
Work in process	19,563	26,926
Finished goods	1,684	641
Total	$21,570	$33,121

9. Intangible Assets

Intangible assets by major class consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In thousands)	Weighted average life (in months)	Carrying amount	Weighted average life (in months)	Carrying amount
Amortized intangible assets
Patent and license rights	66	$10,513	72	$10,513
Manufacturing know-how	71	134,600	76	134,600
Accumulated amortization		(20,710)		(8,463)
Impairment losses		(5,651)		(5,651)
Foreign currency translation adjustments		20,595		(684)
Total amortized intangible assets		$139,347		$130,315

Unamortized intangible assets
In-process research and development		$7,228		$6,171
Goodwill		71,839		60,937
Total unamortized intangible assets		$79,067		$67,108

Total intangible assets		$218,414		$197,423

The changes in intangible assets for the six months ended June 30, 2016 are as follows:

(In thousands)	Intangibles	Goodwill	In-process research & development
Balance at December 31, 2015	$130,315	$60,937	$6,171
Additions	-	455	-
Amortization	(12,235)	-	-
Foreign currency translation adjustment	21,267	10,447	1,057
Balance at June 30, 2016	$139,347	$71,839	$7,228

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Research and development costs	$6,184	$3,843
Employee compensation	2,959	4,860
Restructuring	1,416	851
Legal, consulting & other professional expenses	1,946	428
Other accrued expenses	793	904
Total	$13,298	$10,886

Other current liabilities consisted of the following at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Indirect taxes payable	$2,644	$5,963
Squeeze out liability for non-tendering R-Tech shareholders	266	7,668
Deferred revenue	946	676
Other liabilities	565	508
Total	$4,421	$14,815

11. Other Liabilities

Other liabilities consisted of the following at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Deferred grants	$10,950	$9,604
Unrecognized tax benefits	3,602	3,061
Deferred leasehold incentive	1,660	1,715
Other liabilities	2,216	1,363
Total	$18,428	$15,743

Deferred grants primarily consisted of a $10.2 million grant from the Japan Science and Technology Agency for use in developing unoprostone-related medicine for pigmentary degeneration of the retina, a $300,000 government grant from Montgomery County, Maryland related to the move of the Company’s headquarters, and a $450,000 government grant from the Maryland Department of Business and Economic Development related to the move of the Company’s headquarters. All grants may have to be repaid if certain conditions are not met.

12. Commitments and Contingencies

Operating Leases

The Company leases office space in the United States, Switzerland and Japan under operating leases through 2027. Total future minimum, non-cancelable lease payments under operating leases are as follows:

(In thousands)	June 30, 2016
2016	$856
2017	1,004
2018	1,293
2019	1,040
2020	973
2021	3,187
Total minimum lease payments	$8,353

Rent expense for all operating leases was $668,000 and $322,000 for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $655,000 for the six months ended June 30, 2016 and 2015, respectively.

Numab Commitment

The maximum contingent liability under the Numab Agreement (see note 13) in the event that Numab defaults under its loan with Zurcher Kantonalbank is $2.2 million. As of June 30, 2016 and December 31, 2015, due to the pay down of the loan with Zurcher Kantonalbank, the potential amount of payments in the event of Numab’s default was $1.5 million. As of June 30 2016, the Company had a recorded liability of $204,000 in collateral callable to meet a potential loan default by Numab. As described in note 20 below, Numab repaid this loan during July 2016. As a result, the Company’s liabilities associated with the Numab Agreement have been released.

13. Related Party Transactions

R-Tech Ueno, Ltd.

Before the R-Tech acquisition on October 20, 2015, R-Tech was a related party through common ownership. Prior to the R-Tech acquisition, the Company did not own manufacturing facilities. Instead, the Company contracted with R-Tech as the sole manufacturer of the Company’s products to produce AMITIZA and RESCULA. The Company had entered into multiple exclusive supply arrangements with R-Tech and had granted to R-Tech the exclusive right to manufacture and supply AMITIZA and other products and compounds to the Company to meet its commercial and clinical requirements.

The Company received upfront, development and milestone payments under these agreements totaling $9.0 million through October 20, 2015. The Company recorded the following expenses under all of its agreements with R-Tech for the three and six months ended June 30, 2015:

(In thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Clinical supplies	$6	$37
Other research and development services	84	89
Commercial supplies	7,036	13,178
	$7,126	$13,304

The Company recognized $335,000 and $473,000 of revenue relating to its agreements with R-Tech for the three and six months ended June 30, 2015, respectively, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive income.

Numab AG

In September 2011, the Company entered into a loan guarantee and development agreement (the Numab Agreement) with Numab AG (Numab). Under the terms of the Numab Agreement, which extends through September 2016, the Company would provide Numab with up to CHF 5.0 million as collateral and would serve as guarantor for a loan to Numab from a third party, Zurcher Kantonalbank. Following the payment of the first success fee during the first quarter of 2013, this amount was reduced to CHF 2.2 million, or approximately $2.2 million as of June 30, 2016.

As of June 30, 2016, collateral of CHF 2.2 million had been deposited by the Company and Numab has utilized CHF 1.5 million of its loan facility, or approximately $1.5 million. At June 30, 2016 and December 31, 2015, the Company has a recorded guarantee liability of $204,000 and $202,000, respectively, in collateral callable to meet a potential loan default by Numab. As described in note 20 below, Numab repaid this loan during July 2016. As a result, the Company’s liabilities associated with the Numab Agreement have been released.

Subordinated Unsecured Promissory Notes

In connection with the SAG acquisition in 2010, the Company issued subordinated unsecured promissory notes (Notes) to the Ueno Trust and Kuno Trust, former shareholders of SAG. The Ueno Trust and Kuno Trust are considered related parties. Each of the Notes was issued with an initial principal balance of approximately $25.9 million, or approximately $51.9 million in the aggregate. The interest rate for the Notes was the sum of the London Interbank Offered Rate, or LIBOR, plus 4.0%, and was reset on December 1, 2015 to 4.7%. On February 1, 2016, the Notes were paid in full.

14. Credit Facility and Notes Payable

On October 16, 2015, the Company entered into a Credit Agreement (Credit Facility) with Jefferies Financing LLC. Term Loans under the Credit Facility bear interest, at the Company’s option, at the Adjusted Eurodollar Rate plus 7.25% or the Adjustable Base Rate plus 6.25%. The average interest rate on the notes payable for the six months ending June 30, 2016 was 8.42%. The Company was in compliance with all covenants under the credit facility as of June 30, 2016.

The Company’s debt is subject to the fair value disclosure requirements as discussed in note 2. The carrying amounts of the notes payable at June 30, 2016 and 2015 approximated fair value and are classified as a Level 2 instrument.

15. Collaboration Obligation

Due to signing of the Global Takeda Agreement, the Company received an upfront payment from Takeda of $14.0 million in 2014, of which the Company is obligated to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda. As of June 30, 2016 and December 31, 2015, the collaboration obligation was $3.8 million and $5.6 million, respectively.

16. Collaboration and License Agreements

North America Takeda Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the North America Takeda Agreement for the six months ended June 30, 2016:

(In thousands)	Amount Deferred at December 31, 2015	Cash Received for the Six Months Ended June 30, 2016	Revenue Recognized for the Six Months Ended June 30, 2016	Change in Receivables for the Six Months Ended June 30, 2016	Foreign Currency Effects for the Six Months Ended June 30, 2016	Amount Deferred at June 30, 2016

Product royalty revenue	$-	$39,283	$35,235	$(4,048)	$-	$-

Product sales revenue	$-	$24,306	$23,077	$(1,723)	$494	$-

Research and development revenue:
Reimbursement of research and development expenses	$-	$5,226	$6,799	$1,573	$-	$-

Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$736	$-	$74	$-	$-	$662

Japan Mylan Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the Japan Mylan Agreement for the six months ended June 30, 2016:

(In thousands)	Amount Deferred at December 31, 2015	Cash Received for the Six Months Ended June 30, 2016	Revenue Recognized for the Six Months Ended June 30, 2016	Change in Receivables for the Six Months Ended June 30, 2016	Foreign Currency Effects for the Six Months Ended June 30, 2016	Amount Deferred at June 30, 2016

Product sales revenue	$-	$31,061	$29,087	$934	$(2,909)	$-

Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$416	$-	$19	$-	$77	$474

Japan Santen Agreement

The Company has recorded RESCULA product sales revenue for the three and six months ended June 30, 2016 of approximately $1.4 million and $4.8 million, respectively, under its distribution agreement with Santen Pharmaceutical Co., Ltd. for the commercialization of RESCULA in Japan.

17. Stock Option Plans

A summary of employee stock option activity for the six months ended June 30, 2016 under the Company’s Amended and Restated 2001 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	37,400	$10.00
Options exercised	(20,400)	10.00
Options expired	(17,000)	10.00
Options outstanding, June 30, 2016	-		-	$-
Options exercisable, June 30, 2016	-		-	$-
Options vested and expected to vest, June 30, 2016	-		-	$-

A summary of employee stock option activity for the six months ended June 30, 2016 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	4,440,608	$9.37
Options granted	1,266,050	13.60
Options exercised	(276,721)	5.20
Options forfeited	(44,529)	12.96
Options expired	(55,225)	14.73
Options outstanding, June 30, 2016	5,330,183	10.51	8.32	$10,830,265
Options exercisable, June 30, 2016	1,997,524	8.41	7.16	$6,698,880
Options vested and expected to vest, June 30, 2016	4,178,030	10.13	8.14	$9,423,089

The weighted average grant date fair value of options granted during the six months ended June 30, 2016 and the year ended December 31, 2015 was $13.60 and $15.18, respectively.

The Company’s stockholders recently approved the Sucampo Pharmaceuticals, Inc. 2016 Equity Incentive Plan, or the 2016 Plan, at the annual meeting of stockholders. The 2016 Plan was approved by the Company’s Compensation Committee on April 6, 2016 and by its Board on April 18, 2016, subject to approval by the stockholders. The 2016 Plan is the successor to the Company’s Amended and Restated 2006 Stock Incentive Plan. Under the 2016 Plan, the Company may grant stock options, restricted stock unit awards and other awards at levels determined appropriate by its Board or Compensation Committee. The 2016 Plan also allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of our stockholders.

A summary of employee stock option activity for the six months ended June 30, 2016 under the Company’s 2016 Plan is presented below:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	-	$-
Options granted	2,600	11.02
Options outstanding, June 30, 2016	2,600	11.02	9.97	$-
Options exercisable, June 30, 2016	-	-	-	$-
Options vested and expected to vest, June 30, 2016	1,214	11.02	9.97	$-

A summary of employee restricted stock units activity for the six months ended June 30, 2016 under the Company’s 2016 Plan is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Restricted Stock Units, December 31, 2015	-	$-
Restricted Stock Units granted	49,000	12.41
Restricted Stock Units vested	-
Restricted Stock Units forfeited	-
Nonvested Restricted Stock Units, June 30, 2016	49,000	12.41

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, the Company received $69,919 and $26,607 upon employees’ purchase of 7,502 and 1,990 shares of class A common stock during the three months ended June 30, 2016 and 2015, respectively, and $128,309 and $38,090 upon employees’ purchase of 13,787 and 2,940 shares of class A common stock during the six months ended June 30, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income

The following table details the accumulated other comprehensive income activity for the six months ended June 30, 2016:

(In thousands)	Foreign currency translation adjustments	Unrealized income on investments, net of tax effect	Unrealized income (loss) on pension benefit obligation	Accumulated other comprehensive income
Balance January 1, 2016	$14,243	$42	$(873)	$13,412
Other comprehensive income before reclassifications	36,255	-	25	36,280
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance June 30, 2016	$50,498	$42	$(848)	$49,692

18. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. The Company’s operating subsidiaries are exposed to effective tax rates ranging from zero to approximately 42%. Fluctuations in the distribution of pre-tax income among the Company’s operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. In the three-month periods ended June 30, 2016 and 2015, the actual effective tax rates were 5.8% and 28.7%, respectively, and for the six-month periods ended June 30, 2016 and 2015, the actual effective tax rates were 38.7% and 29.4%, respectively.

The Company assesses uncertain tax positions in accordance with ASC 740-10 Accounting for Uncertainties in Tax. As of June 30, 2016, the Company’s net unrecognized tax benefits totaled approximately $3.6 million. Of this balance, $2.5 million would favorably impact the Company’s effective tax rate in the periods if they are recognized. Management has not identified any uncertain tax positions that are reasonably likely to be released during the next 12 months due to lapse of statutes of limitations or settlements with tax authorities.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S., Switzerland and Japan, as well as in various other state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Currently tax years 2011 to 2015 remain open and subject to examination in the major tax jurisdictions in which tax returns are filed. The tax years 2009-2011 were examined by the U.S. tax authorities and resulted in no tax adjustments.

19. Investment in CPP

On January 9, 2016, the Company entered into a Securities Purchase Agreement and an Option and Collaboration Agreement with Cancer Prevention Pharmaceuticals (CPP) for the development and commercialization of CPP-1X/sulindac combination.

The Company made a $5.0 million loan to CPP in exchange for a convertible note. The convertible note bears interest at the rate of 5% per annum and matures on January 31, 2019 unless earlier converted or prepaid. The convertible note is automatically convertible into securities of CPP, subject to certain limitations, in the event CPP consummates a future financing with aggregate proceeds at least $10.0 million, exclusive of any investment by the Company, whether through a public offering or a private offering (a Qualified Financing). Depending on the timing of the Qualified Financing, the convertible note will automatically convert into the same securities issued in the Qualified Financing at a 10% to 20% discount to the lowest issuance price of the securities in the Qualified Financing.

The Company has also agreed to purchase up to $5.0 million of CPP’s securities in any such Qualified Financing. CPP filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in December 2015 for the sale of its common stock in an initial public offering. If completed, the initial public offering would be considered to be a Qualified Financing. The Company expects that the convertible note will convert into shares of CPP’s common stock in its initial public offering at a 10% discount to the public offering price and that the Company will purchase $5.0 million of shares of CPP common stock in that offering.

Under the terms of an Option and Collaboration Agreement, CPP granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/Sulindac combination product in North America. This product is currently in a Phase 3 clinical trial for the treatment of familial adenomatous polyposis (FAP). Target enrollment in the study was achieved in April 2016 and the trial is expected to conclude in 2018. The Company will pay CPP an option fee of $7.5 million, payable in two tranches. The first tranche of $3.0 million was paid in January 2016 and was recorded as research and development expense. The second tranche of $4.5 million is due upon achievement of certain results of the ongoing feasibility study, which are expected in the third quarter of 2016. CPP will complete the ongoing Phase 3 trial under the oversight of a joint steering committee between CPP and the Company. Upon exercise of its exclusive option, the Company would negotiate an exclusive license to develop and commercialize the product in North America for all indications. In connection with the exercise of the option right, the subsequent execution of a license agreement and the development and commercialization of the product, the Company would be obligated to pay CPP up to an aggregate of $190.0 million of specified clinical development and sales milestones. Under the terms of the license, the Company and CPP would share equally in net profits from the sale of licensed products.

The Company has elected the fair value option on the convertible note received from CPP due to the nature of the financial characteristics of the investment. As of June 30, 2016, the fair value of the convertible note is $5.1 million using level 3 inputs.

CPP is considered to be a VIE with respect to the Company. It has been determined that the power to direct the activities that most significantly impact CPP’s economic performance is held by the board of directors of CPP. The Company does not have a representative on CPP’s board and does not have the right to appoint or elect such a representative. Therefore, the Company is not the primary beneficiary of CPP, and the entity is not consolidated with the financial statements of the Company. The company’s maximum exposure to loss as a result of its involvement with CPP is $5.1 million as of June 30, 2016, which is the investment in the convertible security of $5.1million. As of March 31, 2016, CPP had total assets of $9.2 million and total liabilities of $21.5 million.

20. Subsequent Events

In July 2016, Numab AG repaid all outstanding amounts under its loan from Zurcher Kantonalbank, which was guaranteed by the Company under the Numab Agreement (see note 13). As a result, the Company’s liabilities associated with the Numab Agreement guarantee have been released.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our other filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on March 11, 2016, as subsequently amended. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

AMITIZA (lubiprostone)

United States and Canada

AMITIZA is marketed in the U.S. for three gastrointestinal indications under a collaboration and license agreement (North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, we are primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce the minimum annual commercial investment when a generic equivalent enters the market. In October 2015, Health Canada approved AMITIZA for CIC in adults. In October 2014, we signed an amendment (Takeda Amendment) to the North America Takeda Agreement which, among other things, extended the term of the North American Takeda Agreement beyond December 2020. During the extended term beginning in January 2021, we will share with Takeda the net sales revenue on branded AMITIZA sales. We have also partnered with Par Pharmaceuticals, Inc. (Par) in connection with the settlement of our patent litigation with Par in the U.S. related to our AMITIZA (lubiprostone) 8 mcg and 24 mcg soft gelatin capsule products. Under our agreement with Par, we granted Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg soft gelatin capsule and 24 mcg soft gelatin capsule in the U.S. for the indications approved for AMITIZA beginning January 1, 2021, or earlier under certain circumstances. Beginning on January 1, 2021, Par will split with us the gross profits of the licensed products sold during the term of the agreement, which continues until each of our related patents has expired. In the event Par elects to launch an authorized generic form of lubiprostone, we agree to supply Par with such product at a negotiated price, under the terms of a manufacturing and supply agreement.

Japan

In Japan, AMITIZA is the only prescription medicine for chronic constipation, excluding constipation caused by organic diseases, and is marketed under a license, commercialization and supply agreement (Japan Mylan Agreement) originally entered into with Abbott Laboratories, Inc. (Abbott). In February 2015, Mylan purchased Abbott’s non-U.S. developed markets specialty and branded generics business, as a result of which Mylan acquired the rights to commercialize AMITIZA in Japan. We did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

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

In January 2016, we received notification from the Medicines and Healthcare Products Regulatory Agency of the United Kingdom (U.K.) that our appeal for the OIC indication was not approved. In January 2015, we successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting marketing authorizations in these markets. Takeda became the marketing authorization holder in Switzerland in April 2015, in the United Kingdom (U.K.), Austria, Belgium, Germany, Netherlands, Ireland and Luxembourg in early 2016, and is expected to become the marketing authorization holder in Italy and Spain in the second half of 2016.

In October 2015, Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. Takeda initiated phase 3 registration trials in Russia in March 2016 and in South Korea and Mexico in May 2016. A new drug application (NDA) for the treatment of CIC, IBS-C, and OIC was submitted in Israel in June 2015, and approved in July 2016 and in Kazakhstan in December 2015. Additional NDA submissions in 2016 are planned in Brazil, South Africa, Indonesia, Philippines, Malaysia, Thailand, Vietnam and the United Arab Emirates.

RESCULA (unoprostone isopropyl)

As part of the acquisition of R-Tech Ueno, Ltd. (R-Tech) in October 2015, we acquired global rights to RESCULA, an ophthalmology product used to lower intraocular pressure (IOP).

In the fourth quarter of 2014, we ceased marketing RESCULA in the United States and no product was made available after the March 2015 expiration date. In May 2015, we returned all licenses for unoprostone isopropyl to R-Tech. In June 2016, we completed the withdrawal of the marketing authorization for RESCULA in the U.S.

RESCULA was approved by Japan’s Ministry of Health, Labour and Welfare in 1994 for the treatment of glaucoma and ocular hypertension. In Japan, RESCULA is no longer protected by regulatory or intellectual property exclusivity. In March 2012, R-Tech signed a distribution agreement (Japan Santen Agreement) with Santen Pharmaceutical Co., Ltd. (Santen) to commercialize RESCULA in Japan. As part of the acquisition of R-Tech in 2015, we acquired R-Tech’s rights and obligations under the Japan Santen Agreement.

In South Korea, R-Tech signed a distribution agreement with Dong-A Pharm, Co., Ltd in April 2010 for the promotion and sale of RESCULA.

In Taiwan, R-Tech signed a manufacturing and supply agreement with Sinphar Pharmaceutical, Co., Ltd and also executed the distribution agreement with Zuellig Pharma, Ltd in April 2013 with respect to RESCULA.

Product Pipeline

The table below summarizes the development status of our marketed products and key product candidates. The commercialization rights to lubiprostone have been licensed to Takeda on a global basis other than Japan and the People’s Republic of China, to Mylan for Japan, and to Gloria for the People’s Republic of China. Commercialization of each product candidate may occur after successful completion of clinical trials and approval from competent regulatory agencies. For CPP-1X/sulindac, we have an option to acquire an exclusive license to commercialize in North America.

Country	Program Type	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)
U.S.	Commercial	Chronic idiopathic constipation (CIC) adults of all ages	Marketed	_____
Canada	Clinical	CIC-adults of all ages	Received approval from Health Canada	Market in Canada
U.S.	Commercial	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed	Initiate phase 4 study on higher dosage and with additional male subjects
U.S.	Commercial	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed	_____
China	Clinical	CIC-adults of all ages	IND accepted	Initiate CIC study
Japan	Commercial	Chronic constipation	Marketed	_____
Switzerland	Commercial	CIC-adults of all ages	Marketed	_____
U.K.	Commercial	CIC-adults of all ages	Marketed	_____
European Union	Clinical	CIC-adults of all ages	Received national marketing approvals in Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain (where product is not yet launched)	Develop pricing and reimbursement assessments and, based on outcome, determine launch feasibility and plans
Israel	Commercial	CIC-adults of all ages	Received national marketing approval	Develop pricing and reimbursement assessments and, based on outcome, determine launch feasibility and plans
Switzerland	Commercial	OIC in patients with chronic non-cancer pain	Marketed	_____
Russia	Clinical	CIC-adults of all ages	CTA Approved	Complete phase 3 trial
Russia	Clinical	IBS-C - adult women	CTA Approved	Complete phase 3 trial
Mexico	Clinical	CIC-adults of all ages	CTA Approved	Complete phase 3 trial
Mexico	Clinical	IBS-C - adult women	CTA Approved	Complete phase 3 trial
Mexico	Clinical	OIC in patients with chronic non-cancer pain	CTA Approved	Complete phase 3 trial
South Korea	Clinical	CIC-adults of all ages	CTA Approved	Complete phase 3 trial
South Korea	Clinical	IBS-C - adult women	CTA Approved	Complete phase 3 trial
South Korea	Clinical	OIC in patients with chronic non-cancer pain	CTA Approved	Complete phase 3 trial
	Clinical	Alternate (Sprinkle) formulation	In development	Initiate phase 3 trial in adults
	Clinical	Pediatric functional constipation (6 years - 17 years)	Pivotal and open label phase 3 trials ongoing	Complete pivotal and open label phase 3 trials and submit sNDA
	Clinical	Pediatric functional constipation (6 months - 6 years)	Alternate (Sprinkle) formulation in development	Initiate phase 3 program
	Clinical	Pediatric IBS-C (6 years - 17 years)	Alternate (Sprinkle) formulation in development	Initiate phase 3 program

Unoprostone isopropyl (RESCULA®)
Japan South Korea		Glaucoma and ocular hypertension	Marketed	_____
Taiwan

RTU-1096
Japan	Clinical	Inflammation/immune-related disorder	Phase 1 completed	Initiate proof-of-mechanism study

RTU-009
Japan	Preclinical	Inflammation/immune-related disorder	Initiate IND-enabling studies	Initiate phase 1a trial

CPP-1X/sulindac combination product
U.S.	Option	Familial adenomatous polyposis (FAP)	Phase 3	Complete phase 3 trial

Our Clinical Development Programs

Lubiprostone

Alternate Formulation

We are developing an alternate formulation of lubiprostone for both adult and pediatric patients who are unable to take or do not tolerate capsules and for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the costs, up to a cap, of this alternate formulation work and we expect to initiate a phase 3 trial of the alternate formulation of lubiprostone in adults in the second half of 2016 and, if the trial is successful, to file an NDA in the U.S. for the alternate formulation for adults in the second half of 2017.

Pediatric Functional Constipation

The phase 3 program required to support an application for marketing authorization of lubiprostone for pediatric functional constipation comprises four clinical trials, two of which are currently ongoing and are both testing the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of the two trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013 and completed enrollment in April 2016. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. We expect to receive data from these trials in the second half of 2016. Following the successful completion of the phase 3 trial for the alternate formulation of lubiprostone in adult CIC patients, as described above, we are also planning to initiate two additional trials in our phase 3 program for pediatric functional constipation, which will be in children aged 6 months to less than 6 years testing the alternate formulation described above. Takeda has agreed to fund 67% of the costs, up to a cap, of this pediatric functional constipation program.

VAP-1 Inhibitors

RTU-1096

RTU-1096 is an oral compound under development for indications in auto-immune/inflammatory and immune-oncology diseases. In the first quarter of 2016, we completed a phase 1 trial in healthy individuals that evaluated the safety and pharmacokinetics of the compound. No significant safety issues were reported during the seven-day study. There was evidence of inhibition of systemic VAP-1 at all doses tested and the trial provided evidence of proof of mechanism. We will also look to generate additional preclinical data in the emerging area of immune-oncology, to support partnership opportunities of combination therapy in cancer patients using check-point pathway inhibitors.

RTU-009

RTU-009 is a pre-clinical stage, injectable VAP-1 inhibitor that is being studied in animal models of acute cerebral infarction. VAP-1 is found to cause increases in vascular cell damage, which lead to stroke. RTU-009 may inhibit VAP-1 and control the extent of neuronal damage occurring after a stroke. We intend to complete IND-enabling studies, and thereafter initiate clinical development.

CPP- 1X/Sulindac Combination Product

In January 2016, we entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted us the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a Phase 3 clinical trial, conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under our agreement with CPP, we have the exclusive option to license this product for North America. There are currently no approved treatments for FAP.  The ongoing Phase 3 study is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators. Enrollment in the study has completed and the results from a Phase 3 futility analysis are expected to be available in the second half of 2016. The trial is expected to conclude in 2018. More information regarding our arrangement with CPP is set forth in Note 19 in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cobiprostone

In April 2016, we announced the discontinuation of development of cobiprostone for the treatment of proton pump inhibitor (PPI)-refractory non-erosive reflux disease (NERD) or symptomatic gastroesophageal reflux disease (sGERD), based on our analysis of top-line data from a Phase 2a study. While cobiprostone demonstrated significant benefit in some of the secondary parameters of this exploratory study, the trial did not meet its primary endpoints. In July 2016, we announced the decision to discontinue the development of cobiprostone based on the results of a pre-specified futility analysis of the Phase 2a study of an oral spray formulation of cobiprostone for the prevention of oral mucositis in patients that are undergoing radio chemotherapy for head and neck cancer. The futility analysis indicated that the clinical benefit of cobiprostone was insufficient to support continuation of the study.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Revenues

The following table summarizes our revenues for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
(In thousands)	2016	2015
Product royalty revenue	$18,735	$16,136
Product sales revenue - AMITIZA	27,001	14,493
Product sales revenue - RESCULA	1,388	18
Research and development revenue	3,369	2,409
Contract and collaboration revenue	1,458	1,828
Total	$51,951	$34,884

Total revenues were $52.0 million for the three months ended June 30, 2016, compared to $34.9 million for the three months ended June 30, 2015, an increase of $17.1 million or 48.9%.

Product royalty revenue

Product royalty revenue primarily represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $18.7 million for the three months ended June 30, 2016 compared to $16.1 million for the three months ended June 30, 2015, an increase of $2.6 million or 16.1%. The increase was primarily due to higher Takeda reported AMITIZA net sales which were driven by a mix of price and volume increases.

Product sales revenue

Product sales revenue represents drug product sales of AMITIZA in North America, Japan and Europe, and drug product sales of RESCULA in Japan. AMITIZA product sales revenue was $27.0 million for the three months ended June 30, 2016 compared to $14.5 million for the three months ended June 30, 2015, an increase of $12.5 million or 86.3%. The increase was primarily due to a $12.1 million increase in AMITIZA sales in North America as a result of the acquisition of R-Tech in October 2015. RESCULA product sales revenue was $1.4 million for the three months ended June 30, 2016 compared to $18,000 for the three months ended June 30, 2015. The increase was due to the acquisition of R-Tech in October 2015 and resulting sales of RESCULA under the Japan Santen Agreement.

Research and development revenue

Research and development revenue was $3.4 million for the three months ended June 30, 2016 compared to $2.4 million for the three months ended June 30, 2015, an increase of $1.0 million or 39.9%. The increase was due to increased activity on the advancement of pediatric and alternative formulation studies in the second quarter of 2016 for which we receive reimbursement from Takeda.

Contract and collaboration revenue

Contract and collaboration revenue was $1.5 million for the three months ended June 30, 2016 compared to $1.8 million for the three months ended June 30, 2015, a decrease of $370,000 or 20.2%. The decrease was primarily attributable to upfront and milestone payments of $1.5 million recognized in the second quarter of 2015 under the China Gloria Agreement partially offset by a higher release of the collaboration obligation under the Global Takeda Agreement in the second quarter of 2016.

Costs of Goods Sold

Costs of goods sold were $20.3 million for the second quarter of 2016 compared to $7.3 million for the same period in 2015, an increase of $13.1 million or 180.4%. The increase was primarily due to $6.3 million of amortization expense associated with the increase in fair value of the inventory acquired from R-Tech and acquired intangible asset amortization of $6.3 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
(In thousands)	2016	2015
Direct costs:
Lubiprostone	$5,726	$3,601
Cobiprostone	2,930	1,640
CPP-1X	(61)	-
RTU-1096	1,227	-
Other	442	317
	10,264	5,558
Indirect costs	669	1,566
Total	$10,933	$7,124

Total research and development expenses for the three months ended June 30, 2016 were $10.9 million compared to $7.1 million for the three months ended June 30, 2015, an increase of $3.8 million or 53.5%. The increase was primarily due to costs associated with the initiation of phase 2 clinical trials for cobiprostone, an increase in expenses related to the ongoing AMITIZA pediatric trials, the acquisition of R-Tech in October 2015 and the inclusion of the respective share of R-Tech’s research and development costs during the post-acquisition period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
(In thousands)	2016	2015
Salaries, benefits and related costs	$2,877	$2,710
Legal, consulting and other professional expenses	2,834	1,892
Stock-based compensation	1,284	2,114
Pharmacovigilance	443	377
Restructuring costs	1,504	-
R-Tech Opportunity costs	1,105	-
Other expenses	2,376	1,235
Total	$12,423	$8,328

General and administrative expenses were $12.4 million for the three months ended June 30, 2016, compared to $8.3 million for the three months ended June 30, 2015, an increase of $4.1 million or 49.2%. The increase was primarily due to legal costs associated with the ongoing Dr. Reddy’s matter, restructuring costs and R-Tech opportunity costs in 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $623,000 for the three months ended June 30, 2016, compared to $592,000 for the three months ended June 30, 2015, an increase of $31,000 or 5.2%. The increase was the result of the inclusion of R-Tech RESCULA-related commercial activities in 2016, which was partially offset by the elimination of sales and marketing activities in the U.S.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
(In thousands)	2016	2015
Interest income	$10	$53
Interest expense	(5,972)	(265)
Other income (expense), net	(2,539)	2,063
Total	$(8,501)	$1,851

Interest income was $10,000 for the three months ended June 30, 2016, compared to $53,000 for the three months ended June 30, 2015, a decrease of $43,000 or 81.1%.

Interest expense was $6.0 million for the three months ended June 30, 2016, compared to $265,000 for the three months ended June 30, 2015, an increase of $5.7 million, due to interest payable in connection with our Credit Facility that was entered into in October 2015.

Other income (expense), net was $2.5 million of expense for the three months ended June 30, 2016, compared to $2.1 million of income for the three months ended June 30, 2015, a negative change of $4.6 million. The increase was primarily attributable to increases in unrealized and non-cash foreign exchange losses in 2016.

Income Taxes

We recorded an income tax benefit of $51,000 and expense of $3.9 million for the three months ended June 30, 2016 and 2015, respectively. The tax provision for the three months ended June 30, 2016 primarily pertains to the impact of Subpart F deemed dividend rules in the U.S. The tax provision for the three months ended June 30, 2015 primarily pertained to pre-tax profits generated by our U.S., Japanese and Swiss subsidiaries.

The effective tax rate (ETR) for the second quarter of 2016 was 5.8%, compared to 28.7% in the same period of 2015. The ETR for the quarter was based on a projection of the full year rate. The increase in the ETR was due to the shifting of profits from lower tax jurisdictions to higher tax jurisdictions and the impact of Subpart F deemed dividend rules in the U.S.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenues

The following table summarizes our revenues for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Product royalty revenue	$35,451	$31,881
Product sales revenue - AMITIZA	50,121	25,644
Product sales revenue - RESCULA	4,863	12
Research and development revenue	6,799	4,754
Contract and collaboration revenue	1,925	2,073
Total	$99,159	$64,364

Total revenues were $99.2 million for the six months ended June 30, 2016, compared to $64.4 million for the six months ended June 30, 2015, an increase of $34.8 million or 54.1%.

Product royalty revenue

Product royalty revenue primarily represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $35.5 million for the six months ended June 30, 2016 compared to $31.9 million for the six months ended June 30, 2015, an increase of $3.6 million or 11.2%. The increase was primarily due to higher Takeda reported AMITIZA net sales which were driven by a mix of price and volume increases.

Product sales revenue

AMITIZA product sales revenue was $50.1 million for the six months ended June 30, 2016 compared to $25.6 million for the six months ended June 30, 2015, an increase of $24.5 million or 95.4%. The increase was primarily due to a $21.0 million increase in AMITIZA sales in North America as a result of the acquisition of R-Tech in October 2015. RESCULA product sales revenue was $4.9 million for the six months ended June 30, 2016 compared to $12,000 for the six months ended June 30, 2015, an increase of $4.9 million. The increase was due to the acquisition of R-Tech in October 2015 and resulting sales of RESCULA under the Japan Santen Agreement.

Research and development revenue

Research and development revenue was $6.8 million for the six months ended June 30, 2016 compared to $4.8 million for the six months ended June 30, 2015, an increase of $2.0 million or 43.0%. The increase was due to increased activity on the advancement of pediatric and alternative formulation studies for the six months ended June 30, 2016, for which we receive reimbursement from Takeda.

Contract and collaboration revenue

Contract and collaboration revenue was $1.9 million for the six months ended June 30, 2016 compared to $2.1 million for the six months ended June 30, 2015, a decrease of $148,000 or 7.1%. The decrease was primarily attributable to upfront and milestone payments of $1.5 million recognized in the six months ended June 30, 2015 under the China Gloria Agreement, partially offset by a higher release of the collaboration obligation under the Global Takeda Agreement in the six months ended June 30, 2016.

Costs of Goods Sold

Costs of goods sold were $43.7 million for the six months ended June 30, 2016 compared to $13.4 million for the same period in 2015, an increase of $30.3 million or 226.8%. The increase was primarily due to the amortization of the R-Tech inventory step up of $15.2 million and acquired intangible asset amortization of $12.2 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Direct costs:
Lubiprostone	$11,352	$7,114
Cobiprostone	5,039	3,172
CPP-1X	2,928	-
RTU-1096	2,147	-
Other	1,861	748
	23,327	11,034
Indirect costs	2,277	2,883
Total	$25,604	$13,917

Total research and development expenses for the six months ended June 30, 2016 were $25.6 million compared to $13.9 million for the six months ended June 30, 2015, an increase of $11.7 million or 84.0%. The increase was primarily due to costs associated with the initiation of phase 2 clinical trials for cobiprostone, an increase in expenses related to the ongoing AMITIZA pediatric trials, costs incurred for the CPP program, and the inclusion of R-Tech’s research and development costs during the post-acquisition period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Salaries, benefits and related costs	$5,924	$5,207
Legal, consulting and other professional expenses	4,990	3,558
Stock-based compensation	2,671	2,837
Pharmacovigilance	871	564
Restructuring costs	1,633	-
R-Tech Opportunity costs	1,687	-
Other expenses	3,574	2,445
Total	$21,350	$14,611

General and administrative expenses were $21.4 million for the six months ended June 30, 2016, compared to $14.6 million for the six months ended June 30, 2015, an increase of $6.7 million or 46.1%. The increase is primarily due to the inclusion of R-Tech general and administrative expenses, restructuring costs and R-Tech opportunity costs in 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $1.4 million for the six months ended June 30, 2016, compared to $1.2 million for the six months ended June 30, 2015, an increase of $166,000 or 13.5%. The increase was the result of the inclusion of R-Tech RESCULA-related commercial activities in 2016, which was partially offset by the elimination of sales and marking activities in the U.S.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Interest income	$35	$93
Interest expense	(12,242)	(541)
Other income (expense), net	(2,886)	1,860
Total	$(15,093)	$1,412

Interest income was $35,000 for the six months ended June 30, 2016, compared to $93,000 for the six months ended June 30, 2015, a decrease of $58,000 or 62.4%.

Interest expense was $12.2 million for the six months ended June 30, 2016, compared to $541,000 for the six months ended June 30, 2015, an increase of $11.7 million, due to interest payable in connection with our Credit Facility that was entered into in October 2015.

Other income (expense), net was $2.9 million expense for the six months ended June 30, 2016, compared to $1.9 million income for the six months ended June 30, 2015, a negative change of $4.7 million. The increase was primarily attributable to increases in unrealized and non-cash foreign exchange losses in 2016.

Income Taxes

We recorded an income tax benefit of $3.1 million and income tax expense of $6.7 million for the six months ended June 30, 2016 and 2015, respectively. The tax provision for the six months ended June 30, 2016 primarily pertains to the impact of Subpart F deemed dividend rules in the U.S. The tax provision for the six months ended June 30, 2015 primarily pertained to pre-tax profits generated by our U.S., Japanese and Swiss subsidiaries.

The effective tax rate (ETR) for the six months ended June 30, 2016 was 38.7%, compared to 29.4% in the same period of 2015. The ETR for the quarter was based on a projection of the full year rate. The increase in the ETR was due to the shifting of profits from lower tax jurisdictions to higher tax jurisdictions and the impact of Subpart F deemed dividend rules in the U.S.

Reportable Operating Segments

We have one operating segment which is the development and commercialization of pharmaceutical products.

Liquidity and Capital Resources

Sources of Liquidity

We finance our operations principally from cash generated from operations and our Credit Facility. From time to time, we have also received proceeds from the issuance and sale of our class A common stock and through the exercise of employee stock options. Cash generated from operations is principally derived from product sales, royalty payments, upfront and milestone payments, and research and development expense reimbursements received from Takeda, Mylan and other parties.

Our cash, cash equivalents and restricted cash consist of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(In thousands)	2016	2015
Cash and cash equivalents	$127,981	$108,284
Restricted cash, current	26,916	55,218
Total	$154,897	$163,502

Our cash and cash equivalents are deposited in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less.

As of June 30, 2016, our restricted cash consisted primarily of $25.0 million held in a restricted cash account, which is required by the Credit Facility, until at least $35 million of the Term Loans have been repaid or prepaid. As of December 31, 2015, our restricted cash consisted primarily of this $25.0 million related to the Credit Facility, and as part of the R-Tech acquisition, $17.7 million held in a restricted cash account for payment of the Ueno and Kuno Trust Notes, and $8.2 million held in restricted cash related to the squeeze out of non-tendering R-Tech shareholders. As of June 30, 2016, the Ueno and Kuno Trust Notes had been repaid and the R-Tech acquisition was completed.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash provided by (used in):
Operating activities	$25,830	$15,084
Investing activities	(2,893)	(16,003)
Financing activities	(10,180)	700
Effect of exchange rates	6,940	(60)
Net increase (decrease) in cash and cash equivalents	$19,697	$(279)

Six months ended June 30, 2016

Net cash provided by operating activities was $25.8 million for the six months ended June 30, 2016. This was primarily due to adjustments to reconcile net loss to net cash consisting of depreciation and amortization of $30.1 million, unrealized currency translation losses of $9.1 million, deferred tax provision increase of $5.0 million, and stock-based compensation expense of $3.7 million. Additional cash provided by operating activities consisted of decreases in receivables of $9.9 million and changes in other assets and liabilities, net of $1.3 million. Partially offsetting these items were increases in prepaid and income taxes payable and receivable, net of $18.2 million, decreases in payables of $11.1 million and a net loss of $4.9 million.

Net cash used in investing activities was $2.9 million for the six months ended June 30, 2016. This was primarily due to the payment of the squeeze-out liability for non-tendering R-Tech shareholders of $7.7 million and investment in a convertible note receivable of $5.0 million, partially offset by a decrease in restricted cash of $10.6 million.

Net cash used in financing activities was $10.2 million for the six months ended June 30, 2016. This was primarily due to repayments of notes payable (net of restricted cash) of $12.4 million, partially offset by the issuance of Class A common stock upon the exercise of options and the associated windfall benefit together totaling $2.1 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2016 was an increase of $6.9 million.

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

Net cash used in investing activities of $16.0 million for the six months ended June 30, 2015 was primarily due to investment purchases of $39.8 million, offset in part by sales and maturities of investments totaling $21.8 million and proceeds of $2.0 million from the transfer and assignment of licensing rights to R-Tech

Net cash provided by financing activities of $700,000 for the six months ended June 30, 2015 was primarily due to proceeds from exercised stock options totaling $3.7 million, plus a windfall benefit from stock-based compensation of $1.0 million, offset in part by repayment of notes payable totaling $4.1 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2015 was a decrease of $60,000.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements and Capital Resources

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the on-going development program of AMITIZA;
•	research, development, manufacturing, regulatory and marketing efforts for our other products and product candidates;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	activities to resolve our on-going legal matters;
•	any option and milestone payments under general option and licensing ventures, including our exclusive option and collaboration agreement with CPP;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities including the purchase of inventory; and
•	the payment of principal and interest under our loan obligations.

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

At June 30, 2016, based upon our current business plan, we believe our future cash flows from operating activities and our existing capital resources will be sufficient to meet our cash requirements for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended June 30, 2016 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 11, 2016, as amended.

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

With respect to our investments, our goal is to ensure the safety and preservation of invested funds by limiting default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of June 30, 2016.

Our notes payable bear interest at a variable rate calculated by reference to the Federal Funds rate or LIBOR, at our option. A hypothetical one percentage point increase in interest rates would have increased our interest payments for the three and six months ended June 30, 2016 by approximately $606,000 and $1.2 million, respectively.

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

As of June 30, 2016 and December 31, 2015, approximately 1.2% and 3.6%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2016. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2015, R-Tech received a Paragraph IV certification notice letter regarding an ANDA submitted to the FDA by Apotex, Inc. requesting approval to market, sell, and use a generic version of the RESCULA (unoprostone isopropyl ophthalmic solution) 0.15% product approved for the lowering of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. In its notice letter, Par Pharmaceutical alleges that U.S. Patent Nos. 6,458,836 and 6,770,675, which cover compositions, formulations and methods of using RESCULA, are invalid and/or will not be infringed by Apotex’s manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2020. On July 10, 2015, R-Tech filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Apotex related to the ANDA previously filed by Apotex and described above. The lawsuit claims infringement of two patents that are listed in the FDA’s Orange Book, with the latest expiring in 2020. Under the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Apotex’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. On September 10, 2015, Apotex filed an answer and counterclaim to our complaint. In May 2016, the parties negotiated a settlement of the litigation, which was subsequently dismissed by mutual consent. The settlement agreement grants Apotex a license to market its generic unoprostone product after a specified future date.

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

Item 6. Exhibits

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1 ^	2016 Equity Incentive Plan	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1 **	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2 **	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

^ Compensatory plan, contract or arrangement.
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

Sucampo Pharmaceuticals, Inc.

August 3, 2016	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

August 3, 2016	By:	/s/ ANDREW P. SMITH
Andrew P. Smith
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1 ^	2016 Equity Incentive Plan	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1 **	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2 **	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

^ Compensatory plan, contract or arrangement.
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