Form 10-Q
period 2016-09-30
Sucampo Pharmaceuticals, Inc.
filed 2016-11-09
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 45,837,056 shares of the registrant’s class A common stock outstanding.

1

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,465	$108,284
Product royalties receivable	20,771	22,792
Accounts receivable, net	20,684	22,759
Restricted cash	25,213	55,218
Inventories	24,202	33,121
Prepaid expenses and other current assets	18,146	9,186
Total current assets	237,481	251,360
Property and equipment, net	6,563	6,393
Intangible assets	134,886	130,315
Goodwill	73,022	60,937
In-process research and development	-	6,171
Deferred charge, non-current	1,400	1,400
Convertible note receivable	5,182	-
Other assets	1,030	605
Total assets	$459,564	$457,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,869	$11,213
Accrued expenses	14,380	10,886
Collaboration obligation	1,438	5,623
Income tax payable	16,587	6,507
Notes payable, current	21,730	39,083
Other current liabilities	4,805	14,815
Total current liabilities	66,809	88,127
Notes payable, non-current	196,984	213,277
Deferred revenue, non-current	913	1,088
Deferred tax liability, net	41,757	52,497
Other liabilities	8,291	15,743
Total liabilities	314,754	370,732

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at September 30, 2016 and December 31, 2015; 45,828,775 and 45,509,150 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	458	455
Class B common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Additional paid-in capital	113,440	99,212
Accumulated other comprehensive income	54,339	13,412
Treasury stock, at cost; 3,009,942 shares at September 30, 2016 and December 31, 2015	(46,269)	(46,269)
Retained earnings	22,842	19,639
Total stockholders' equity	144,810	86,449
Total liabilities and stockholders' equity	$459,564	$457,181

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product royalty revenue	$20,771	$19,328	$56,222	$51,209
Product sales revenue	31,554	11,022	86,538	36,678
Research and development revenue	3,172	2,714	9,971	7,468
Contract and collaboration revenue	2,376	384	4,301	2,457
Total revenues	57,873	33,448	157,032	97,812

Costs and expenses:
Costs of goods sold	15,586	5,286	59,278	18,656
Research and development	9,976	8,368	35,580	22,285
Impairment of in-process research and development	7,286	-	7,286	-
General and administrative	11,061	7,752	32,411	22,363
Selling and marketing	696	385	2,094	1,617
Total costs and expenses	44,605	21,791	136,649	64,921

Income from operations	13,268	11,657	20,383	32,891
Non-operating income (expense):
Interest income	31	62	67	155
Interest expense	(5,899)	(243)	(18,141)	(784)
Other income, net	8,102	87	5,216	1,947
Total non-operating income (expense), net	2,234	(94)	(12,858)	1,318

Income before income taxes	15,502	11,563	7,525	34,209
Income tax provision	(7,410)	(4,327)	(4,321)	(10,989)
Net income	$8,092	$7,236	$3,203	$23,220

Net income per share:
Basic	$0.19	$0.16	$0.08	$0.52
Diluted	$0.19	$0.16	$0.07	$0.51
Weighted average common shares outstanding:
Basic	42,813	44,731	42,704	44,576
Diluted	43,443	46,309	43,334	45,939

Comprehensive income
Net income	$8,092	$7,236	$3,203	$23,220
Other comprehensive income (expense):
Unrealized gain on pension benefit obligation	12	57	37	38
Unrealized gain (loss) on investments, net of tax effect	-	(6)	-	6
Foreign currency translation gain	4,635	264	40,890	102
Comprehensive income	$12,739	$7,551	$44,130	$23,366

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

				Accumulated
	Class A		Additional	Other				Total
	Common Stock		Paid-In	Comprehensive	Treasury Stock		Retained	Stockholders'
	Shares	Amount	Capital	Income	Shares	Amount	Earnings	Equity
Balance at December 31, 2015	45,509,150	$455	$99,212	$13,412	3,009,942	$(46,269)	$19,639	$86,449
Stock-based compensation expense	-	-	5,445	-	-	-	-	5,445
Stock issued under exercise of stock options	300,906	3	1,659	-	-	-	-	1,662
Stock issued under employee stock purchase plan	18,719	-	174	-	-	-	-	174
Windfall tax benefit from stock-based compensation	-	-	435	-	-	-	-	435
Unrealized gain on pension benefit obligation	-	-	-	37	-	-	-	37
Foreign currency translation	-	-	-	40,890	-	-	-	40,890
Treasury stock transfer	-	-	6,515	-	-	-	-	6,515
Net income	-	-	-	-	-	-	3,203	3,203
Balance at September 30, 2016	45,828,775	$458	$113,440	$54,339	3,009,942	$(46,269)	$22,842	$144,810

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,203	$23,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,873	433
Loss on disposal of property and equipment	535	77
Deferred tax provision	(16,571)	(2,828)
Deferred charge	-	221
Stock-based compensation	5,445	5,607
Amortization of premiums on investments	-	121
Unrealized currency translations	9,811	2
Shortfall from stock-based compensation	(25)	-
Windfall benefit from stock-based compensation	(460)	-
Transfer and assignment of licensing rights	-	(2,000)
Impairment of in-process research and development	7,286	-
Forgiveness of AMED deferred grant	(9,258)	-
Changes in operating assets and liabilities:
Product royalties receivable	2,021	(752)
Accounts receivable	3,526	(1,347)
Inventory	(2,000)	(296)
Prepaid and income taxes receivable and payable, net	(1,067)	(600)
Accounts payable	(4,094)	785
Accrued expenses	(2,414)	1,672
Accrued interest payable	(55)	227
Deferred revenue	(38)	(1,399)
Collaboration obligation	(4,185)	(448)
Other assets and liabilities, net	755	1,510
Net cash provided by operating activities	30,288	24,205
Cash flows from investing activities:
Purchases of investments	(250)	(39,775)
Proceeds from sales of investments	-	2,398
Maturities of investments	-	30,054
Transfer and assignment of licensing rights	-	2,000
Convertible note receivable	(5,000)	-
Changes in restricted cash	12,302	548
Payment of squeeze-out liability for non-tendering R-Tech shareholders	(7,668)	-
Purchases of property and equipment	(1,219)	(2,023)
Net cash used in investing activities	(1,835)	(6,798)
Cash flows from financing activities:
Payments of notes payable	(36,332)	(4,077)
Changes in restricted cash	17,676	-
Proceeds from exercise of stock options	1,662	4,829
Proceeds from employee stock purchase plan	174	74
Windfall benefit from stock-based compensation	460	1,600
Net cash (used in ) provided by financing activities	(16,360)	2,426
Effect of exchange rates on cash and cash equivalents	8,088	50
Net increase in cash and cash equivalents	20,181	19,883
Cash and cash equivalents at beginning of period	108,284	71,622
Cash and cash equivalents at end of period	$128,465	$91,505

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1.	Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., (Company) is a global biopharmaceutical company focused on developing, identifying, acquiring and bringing to market innovative medicines that meet unmet medical needs. Our primary focus areas are gastroenterology, ophthalmology, and oncology-related disorders.

The Company currently generates revenue mainly from product sales, product royalties, upfront and milestone payments, and reimbursements for development activities. The Company expects to continue to incur significant expenses for the next several years as the Company continues its research and development activities, seeks additional regulatory approvals and additional indications for approved products and other compounds and seeks strategic opportunities for in-licensing new products and product candidates.

AMITIZA® (lubiprostone) is being marketed for three gastrointestinal indications under the collaboration and license agreement (as amended in October 2014, the North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, the Company is primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the United States (U.S.) and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006, for the treatment of IBS-C in May 2008 and for the treatment of OIC in May 2013. Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce the minimum annual commercial investment when a generic equivalent enters the market. In October 2015, Health Canada approved AMITIZA for CIC in adults. In October 2014, the Company and Takeda executed amendments to the North America Takeda Agreement, which, among other things, extended the term of the North America Takeda Agreement beyond December 2020. During the extended term beginning in January 2021, Takeda and the Company will share the annual net sales revenue of the branded AMITIZA products. The Company also partnered with Par Pharmaceuticals, Inc. (Par) and Dr. Reddy’s Laboratories, Ltd. and certain of its affiliates (Dr. Reddy’s) in connection with the settlement of patent litigation in the U.S. related to our AMITIZA (lubiprostone) 8 mcg and 24 mcg soft gelatin capsule products. Under the agreement with Par, the Company granted Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for AMITIZA beginning January 1, 2021, or earlier under certain circumstances. Beginning on January 1, 2021, the Company and Par will split the gross profits of the licensed products sold during the term of the agreement, which continues until each of the related patents has expired. Under the agreement with Dr. Reddy’s and certain of its affiliates, the Company granted Dr. Reddy’s a non-exclusive license to market Dr. Reddy’s generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for AMITIZA. This license does not begin until more than six years from today’s date, or earlier under certain circumstances. Dr. Reddy’s will pay to the Company a share of net profits of generic lubiprostone products sold during the term of the agreement, which decreases over time and ends when all of the related patents have expired. In the event that either Par or Dr. Reddy’s elect to launch an authorized generic form of lubiprostone, the Company has agreed to supply such product  under the terms of a manufacturing and supply agreement at a negotiated price.

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

In May 2015, the Company entered into an exclusive license, development, commercialization and supply agreement (the China Gloria Agreement) with Harbin Gloria Pharmaceuticals Co., Ltd. (Gloria), for AMITIZA in the People’s Republic of China. Under the China Gloria Agreement, Gloria is responsible for all development activities and costs, as well as commercialization and regulatory activities, for AMITIZA in the People’s Republic of China. The Company will be the exclusive supplier of AMITIZA to Gloria at an agreed upon supply price. Upon entering into the China Gloria Agreement, the Company received an upfront payment of $1.0 million. In June 2015, the China Food and Drug Administration accepted an Investigational New Drug (IND) application for a pivotal trial of AMITIZA in patients with CIC; as a result, the Company received an additional payment of $500,000 from Gloria. In addition to the $1.5 million in payments received and recognized as revenue through June 2015, the Company is eligible to receive an additional payment for $1.5 million upon the occurrence of a specified regulatory or commercial milestone event.

In October 2014, the Company entered into an exclusive license, development, commercialization and supply agreement (the Global Takeda Agreement) for lubiprostone with Takeda, through which Takeda has the exclusive rights to further develop and commercialize AMITIZA in all global markets, except the U.S., Canada, Japan and the People’s Republic of China. Takeda became the marketing authorization holder in Switzerland in April 2015 and in the United Kingdom (U.K.), Austria, Belgium, Germany, Ireland, Netherlands, Luxembourg and Spain during 2016, and is expected to become the marketing authorization holder in Italy in the last quarter of 2016.

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

In Switzerland, AMITIZA was approved to treat CIC in 2009. In 2012, the Company reached an agreement with the Bundesamt fur Gesundheit, (BAG), the Federal Office of Public Health in Switzerland, on a reimbursement price for AMITIZA in Switzerland, and began active marketing in the first quarter of 2013. In February 2014, the Company announced that the BAG revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Spezialitätenliste (SL) to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine-month period. In July 2014, AMITIZA was approved for the treatment of OIC in chronic, non-cancer adult patients by the Swissmedic, the Swiss Agency for Therapeutic Products, and in October 2015, the BAG added this indication to the SL.

In October 2015, Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. Takeda initiated phase 3 registration trials in Russia in March 2016 and in South Korea and Mexico in May 2016. An NDA for the treatment of CIC, IBS-C, and OIC was submitted in Israel in June 2015 and approved in July 2016. An NDA for the same indications was submitted in Kazakhstan in December 2015. Additional NDA submissions in 2016 are planned in various other markets.

As part of the acquisition of R-Tech in October 2015, the Company acquired all rights to RESCULA, an ophthalmology product used to lower intraocular pressure. In the U.S., the Company ceased marketing RESCULA in the fourth quarter of 2014 and no product was made available after the March 2015 expiration date. In May 2015, the Company returned all licenses for unoprostone isopropyl to R-Tech. In June 2016, the Company completed the withdrawal of the marketing authorization for RESCULA in the U.S. RESCULA is being commercialized by Santen Pharmaceutical Co., Ltd in Japan, Dong-A Pharmaceutical, Co., Ltd in South Korea and Sinphar Pharmaceutical, Co., Ltd and Zuellig Pharma Inc. in Taiwan.

The Company’s other current clinical development programs include the following:

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

Lubiprostone for Pediatric Functional Constipation

The phase 3 program required to support an application for marketing authorization of lubiprostone for pediatric functional constipation comprises four clinical trials. The first two trials, one of which was recently completed, test the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of these trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013 and completed enrollment in April 2016. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. In early November, the Company announced that the phase 3 trial of AMITIZA in pediatric functional constipation in children 6 to 17 years of age failed to achieve its primary endpoint of overall spontaneous bowel movement (SBM) response. The trial achieved statistical significance for some secondary endpoints, notably overall SBM frequency, straining, and stool consistency. In addition, in this study lubiprostone was well tolerated. The Company intends to review these results with the U.S. Food and Drug Administration (FDA) and other constituencies, and will announce next steps at the completion of this review. Additionally, after consultations with the FDA to better determine the doses and endpoints that should be studied, the phase 3 trial for the alternate formulation of lubiprostone described above will be followed in mid-2017 with a phase three program in children 6 months to 6 years of age using the alternate formulation. Takeda has agreed to fund 67% of the costs, up to a cap, of this pediatric functional constipation program.

VAP-1 Inhibitor RTU-1096

RTU-1096 is an oral compound recently under development for indications in auto-immune/inflammatory and immune-oncology diseases. In the first quarter of 2016, the Company completed a phase 1 trial in healthy individuals that evaluated the safety and pharmacokinetics of the compound. No significant safety issues were reported during the seven-day study. There was evidence of inhibition of systemic VAP-1 at all doses tested and the trial provided evidence of proof of mechanism. However, based on further assessment of the clinical data and on additional non-clinical data generated in the quarter, development of the compound has been discontinued.

VAP-1 Inhibitor RTU-009

RTU-009 is a pre-clinical stage, VAP-1 inhibitor that was planned to be studied in acute cerebral infarction. However, based on new non-clinical data and the decision to discontinue the development of RTU-1096, the development pathway has been revised to target chronic inflammatory conditions. The redirection of the RTU-009 program for chronic inflammatory conditions is in early preclinical development and as such has no perceived value. However, if the compound meets additional pre-specified non-clinical development goals the Company plans to complete IND-enabling studies and then determine how best to develop the molecule in the clinic.

CPP-1X/Sulindac Combination Product

In January 2016, the Company entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a phase 3 clinical trial being conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under the agreement with CPP, the Company has the exclusive option to license this product in North America. There are currently no approved treatments for FAP. The ongoing phase 3 study is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators. Enrollment in the study has completed, and results from a Phase 3 futility analysis are expected to be available in the first half of 2017. The trial is expected to conclude in 2018. More information regarding the Company’s arrangement with CPP is set forth in note 19 below.

Cobiprostone

In April 2016, the Company discontinued the development of cobiprostone for the treatment of proton pump inhibitor (PPI)-refractory non-erosive reflux disease (NERD) or symptomatic gastroesophageal reflux disease (sGERD), based on its analysis of top-line data from a Phase 2a study. While cobiprostone was observed to have significant benefit in some of the secondary parameters of this exploratory study, the trial did not meet its primary endpoints. In July 2016, the Company discontinued the development of an oral spray formulation of cobiprostone for the prevention of oral mucositis in patients that are undergoing radio chemotherapy for head and neck cancer, based on the results of a pre-specified futility analysis of the Phase 2a study. The futility analysis indicated that the clinical benefit of cobiprostone was insufficient to support continuation of the study.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 11, 2016, as amended. The financial information as of September 30, 2016 and for the nine months ended September 30, 2016 and 2015 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries: Sucampo AG (SAG) based in Zug, Switzerland, through which the Company conducts certain of its worldwide and European operations; Sucampo Pharma, LLC (SPL) based in Osaka, Japan, through which the Company conducts its Asian operations; R-Tech Ueno, Ltd., based in Tokyo, Japan, through which the Company conducts manufacturing and certain development operations; Sucampo Pharma Americas LLC (SPA), based in Rockville, Maryland, through which the Company conducts its North American operations; and Sucampo Pharma Europe, Ltd. (SPE), based in Oxford, United Kingdom. All inter-company balances and transactions have been eliminated.

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

2.	Summary of Significant Accounting Policies

Restricted Cash

As of September 30, 2016, restricted cash consisted of $25.2 million primarily related to the Credit Facility (see note 14); these funds will be held in a restricted account until at least $35 million of the Term Loans under the Credit Facility have been repaid or prepaid.

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

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions. As of September 30, 2016 and December 31, 2015, approximately $1.8 million or 1.1%, and $5.9 million or 3.6%, respectively, of the Company’s cash, cash equivalents, and restricted cash were issued or insured by the United States government or other government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 65.7% and 66.3% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 65.6% and 60.4% for the nine months ended September 30, 2016 and 2015, respectively. Accounts receivable, unbilled accounts receivable and product royalties receivable from Takeda accounted for 82.6% and 78.1% of the Company’s total accounts receivable, unbilled accounts receivable and product royalties receivable at September 30, 2016 and December 31, 2015, respectively.

Revenues from another unrelated party, Mylan, accounted for 30.1% and 30.8% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 29.6% and 36.7% for the nine months ended September 30, 2016 and 2015, respectively. The Company depends significantly upon collaborations with Takeda and Mylan, and its activities may be impacted if these relationships are disrupted.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments approximate their fair values based on their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, current and non-current investments, receivables, accounts payable, convertible notes receivable, collaboration obligation and accrued expenses. The carrying amounts of the Credit Facility notes payable at September 30, 2016 and December 31, 2015 approximated fair value and are classified as a Level 2 instrument.

Variable Interest Entities

The Company performs initial and on-going evaluations of the entities with which it has variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest. Such entities are classified as variable interest entities (VIEs). If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE. As of September 30, 2016, CPP, in which the Company held a variable interest, was determined to be a VIE. See note 19 for additional information.

Recent Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance that sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance was originally scheduled to be effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016, but in July 2015 the FASB voted to defer the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the impact of this guidance on its results of operations, financial position and cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, (ASU 2015-17). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. The Company has elected to early adopt the guidance and has applied the guidance on a prospective basis. The adoption had no impact on the Company’s consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the three and nine months ended September 30, 2016 and 2015.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), in which it provided new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organizations' leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The Company is currently evaluating its expected adoption method and the impact of this new standard on its consolidated financial statements and disclosures.

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

The computation of net income per share for the three and nine months ended September 30, 2016 and 2015 is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015

Net income	$8,092	$7,236	$3,203	$23,220

Basic net income per share:
Weighted average class A common shares outstanding	42,813	44,731	42,704	44,576
Basic net income per share	$0.19	$0.16	$0.08	$0.52

Diluted net income per share:
Weighted average class A common shares outstanding	42,813	44,731	42,704	44,576
Assumed exercise of stock options under the treasury stock method	630	1,578	630	1,363
	43,443	46,309	43,334	45,939
Diluted net income per share	$0.19	$0.16	$0.07	$0.51

The following securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Employee stock options	2,410	273	2,410	884

4.	Acquisition of R-Tech

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

The final allocation of the purchase price based upon estimated fair value of assets acquired and liabilities assumed is as follows:

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

The following unaudited pro forma information is presented as if the acquisition had occurred on January 1, 2015, and combines the historical results of operations of the Company and R-Tech for the three and nine months ended September 30, 2015.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(In thousands)
Pro forma revenue	$43,529	$129,529
Pro forma net income (loss)	1,301	(3,036)

5.	Segment Information

The Company has one operating segment, which is the development and commercialization of pharmaceutical products.

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

Company revenues by product category for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Product royalty revenue	$20,771	$19,328	$56,222	$51,209
Product sales revenue - AMITIZA	29,132	10,286	79,253	35,930
Product sales revenue - RESCULA	2,422	736	7,285	748
Research and development revenue	3,172	2,714	9,971	7,468
Contract and collaboration revenue	2,376	384	4,301	2,457
Total	$57,873	$33,448	$157,032	$97,812

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

Company revenues by geographic location for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
United States	$34,911	$22,919	$98,073	$59,850
Japan	$19,839	$10,295	54,004	35,952
Rest of the world	$3,123	$234	4,955	2,010
Total	$57,873	$33,448	$157,032	$97,812

The Company’s long-lived assets by geographic location where located on September 30, 2016 and December 31, 2015 were as follows:

(In thousands)	September 30, 2016	December 31, 2015
United States	$3,192	$3,105
Japan	3,334	3,232
Rest of the world	37	56
Total	$6,563	$6,393

6.	Fair Value measurements

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

Level 1: quoted prices in active markets for identical assets or liabilities,

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

The Company has elected the fair value option on its investment in CPP; as such, it is measured at fair value on a recurring basis. As of September 30, 2016, the fair value of the convertible note is $5.2 million using level 3 inputs (see note 19) provided by a valuation specialist using unobservable market level inputs and assumptions that include accrued interest and prepayment assumptions. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the market level inputs and assumptions. The election was made upon the acquisition of the financial asset and cannot be revoked. The changes in fair value are recorded in current earnings within Other Income. As of September 30, 2016, there were no changes in the fair value of the note recorded in earnings related to the convertible note received from CPP. There were no other financial instruments measured at fair value on a recurring basis as of September 30, 2016.

7.	Restructuring

In December 2015, the Company adopted a plan to restructure certain of its operations and to consolidate certain functions in the Company’s corporate headquarters located in Rockville, Maryland and in the Company’s Japanese subsidiaries. During the nine months ended September 30, 2016, the Company recorded pretax charges of approximately $1.9 million in connection with these restructuring activities. The restructuring plan primarily included headcount reductions in connection with the ongoing integration of R-Tech (see note 4). These costs are reflected within operating expenses and are detailed below:

Incurred during the nine months ended September 30, 2016
(In thousands)
Termination benefits	$1,809
Asset impairments	86
Contract and other costs	24
Total	$1,919

As of September 30, 2016, a restructuring accrual of $1.0 million for termination benefits was included in accrued liabilities. The following table summarizes the accrued restructuring costs at September 30, 2016.

(In thousands)	Accrued Restructuring Costs September 30, 2016
Balance at December 31, 2014	$-
Expenses incurred	953
Amounts paid	(102)
Balance at December 31, 2015	$851
Expenses incurred	$1,809
Amounts paid	(1,669)
Foreign currency translation adjustment	14
Balance at September 30, 2016	$1,005

The Company expects to record additional restructuring charges in the final quarter of 2016 related to the ongoing integration of R-Tech. The Company has incurred total restructuring charges under this plan of $2.9 million through September 30, 2016.

8.	Inventory

Inventories are valued under a weighted average costing method and are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process and finished goods. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs. In connection with the acquisition of R-Tech, all inventory held by R-Tech was stepped-up in fair value to $37.6 million as of the acquisition date. As of September 30, 2016 and December 31, 2015, the remaining balance of inventory step-up was zero and $14.3 million, respectively.

Inventory consisted of the following at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Raw materials	$2,370	$5,554
Work in process	20,380	26,926
Finished goods	1,452	641
Total	$24,202	$33,121

9.	Intangible Assets

Intangible assets by major class consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(In thousands)	Weighted average life (in months)	Carrying amount	Weighted average life (in months)	Carrying amount
Amortized intangible assets
Patent and license rights	63	$10,513	72	$10,513
Manufacturing know-how	68	134,600	76	134,600
Accumulated amortization		(27,382)		(8,463)
Impairment losses		(5,651)		(5,651)
Foreign currency translation adjustments		22,806		(684)
Total amortized intangible assets		$134,886		$130,315

Unamortized intangible assets
In-process research and development		$-		$6,171
Goodwill		73,022		60,937
Total unamortized intangible assets		$73,022		$67,108

Total intangible assets		$207,908		$197,423

The changes in intangible assets for the nine months ended September 30, 2016 are as follows:

(In thousands)	Intangibles	Goodwill	In-process research & development
Balance at December 31, 2015	$130,315	$60,937	$6,171
Additions/(Impairments)	-	455	(7,286)
Amortization	(18,907)	-	-
Foreign currency translation adjustment	23,478	11,630	1,115
Balance at September 30, 2016	$134,886	$73,022	$-

During the quarter ended September 30, 2016, the Company discontinued its VAP-1 Inhibitor RTU-1096 development program and changed the indication for its VAP-1 Inhibitor RTU-009 program. The Company considered the discontinuance and change in indication as a potential indicator of impairment of the related in-process research and development (IPR&D) asset. Accordingly, the Company performed an interim assessment, and as a result, recorded an impairment charge of $7.3 million during the quarter ended September 30, 2016, which represented the entire carrying value of the IPR&D asset. This charge is classified in the Company’s statement of operations as impairment of in-process research and development.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Research and development costs	$8,142	$3,843
Employee compensation	3,447	4,860
Restructuring	1,005	851
Legal, consulting & other professional expenses	821	428
Other accrued expenses	965	904
Total	$14,380	$10,886

Other current liabilities consisted of the following at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Indirect taxes payable	$3,029	$5,963
Squeeze out liability for non-tendering R-Tech shareholders	249	7,668
Deferred revenue	813	676
Other liabilities	714	508
Total	$4,805	$14,815

11.	Other Liabilities

Other liabilities consisted of the following at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Deferred grants	$750	$9,604
Unrecognized tax benefits	3,694	3,061
Deferred leasehold incentive	1,618	1,715
Defined benefit obligation	972	949
Other liabilities	1,257	414
Total	$8,291	$15,743

At December 31, 2015, deferred grants consisted of a $9.3 million grant from the Japan Agency for Medical Research & Development (AMED), for use in developing unoprostone-related medicine for Retinitis Pigmentosa (see below), and a $300,000 government grant from Montgomery County, Maryland related to the move of the Company’s headquarters. Both grants may have to be repaid if certain conditions are not met.

Under its arrangement with AMED, R-Tech received ¥1.05 billion to support the development of unoprostone. This grant would be repayable in full if R-Tech terminated the development of unoprostone for commercial or other reasons, but only in part if such termination was due to scientific failure of the compound. R-Tech discontinued the development of unoprostone in early 2016. At the time of the Company’s acquisition of R-Tech, AMED’s position, on which we relied when accounting for this liability at the time of the R-Tech acquisition, was that the full amount of the grant would be repayable by R-Tech because such termination was for convenience, rather than due to a scientific failure of the compound. In September 2016, however, AMED agreed to waive the repayment of all but approximately ¥105 million (approximately $1.0 million) of the grant, representing 10% of the funds received by R-Tech from AMED through the end of March 2014. The Company recognized approximately $9.3 million in other income for the three and nine months ended September 30, 2016 because of this grant forgiveness.

12.	Commitments and Contingencies

Operating Leases

The Company leases office space in the United States, Switzerland and Japan under operating leases through 2027. Total future minimum, non-cancelable lease payments under operating leases are as follows:

(In thousands)	September 30, 2016
2016	$576
2017	1,186
2018	1,323
2019	1,048
2020	974
2021	3,188
Total minimum lease payments	$8,295

Rent expense for all operating leases was $650,000 and $482,000 for the three months ended September 30, 2016 and 2015, respectively, and $2.0 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Numab Commitment

In July 2016, Numab repaid all outstanding amounts under its loan from Zurcher Kantonalbank, which was guaranteed by the Company under the Numab Agreement (see note 13). As a result, the Company’s liability associated with the Numab Agreement guarantee has been released.

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

The Company received upfront, development and milestone payments under these agreements totaling $9.0 million through October 20, 2015. The Company recorded the following expenses under all of its agreements with R-Tech for the three and nine months ended September 30, 2015:

(In thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Clinical supplies	$106	$143
Other research and development services	258	347
Commercial supplies	4,860	18,038
	$5,224	$18,528

The Company recognized $356,000 and $829,000 of revenue relating to its agreements with R-Tech for the three and nine months ended September 30, 2015, respectively, which was recorded as contract and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive income.

Numab AG

In September 2011, the Company entered into a loan guarantee and development agreement (the Numab Agreement) with Numab AG (Numab). Under the terms of the Numab Agreement, the Company provided Numab with up to CHF 5.0 million as collateral and served as guarantor for a loan to Numab from a third party, Zurcher Kantonalbank. Following the payment of the first success fee during the first quarter of 2013, this amount was reduced to CHF 2.2 million, or approximately $2.2 million, as of December 31, 2015. As of December 31, 2015, collateral of CHF 2.2 million had been deposited by the Company and Numab had utilized CHF 1.5 million of its loan facility, or approximately $1.5 million. At December 31, 2015, the Company had recorded a guarantee liability of $202,000 in collateral callable to meet a potential loan default by Numab.

In July 2016, Numab repaid all outstanding amounts under its loan from Zurcher Kantonalbank, which was guaranteed by the Company under the Numab Agreement. As a result, the Company’s liability associated with the Numab Agreement guarantee has been released, and all deposited collateral returned.

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

On October 16, 2015, the Company entered into a Credit Agreement (Credit Facility) with Jefferies Financing LLC. Term Loans under the Credit Facility bear interest, at the Company’s option, at the Adjusted Eurodollar Rate plus 7.25% or the Adjustable Base Rate plus 6.25%. The average interest rate on the notes payable for the nine months ending September 30, 2016 was 8.43%. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2016.

The Company’s debt is subject to the fair value disclosure requirements as discussed in note 2. The carrying amounts of the notes payable at September 30, 2016 and December 31, 2015 approximated fair value and are classified as a Level 2 instrument.

15.	Collaboration Obligation

Due to the signing of the Global Takeda Agreement, the Company received an upfront payment from Takeda of $14.0 million in 2014, of which the Company is obligated to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda. As of September 30, 2016 and December 31, 2015, the collaboration obligation was $1.4 million and $5.6 million, respectively.

16.	Collaboration and License Agreements

North America Takeda Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the North America Takeda Agreement for the nine months ended September 30, 2016:

(In thousands)	Amount Deferred at December 31, 2015	Cash Received for the Nine Months Ended September 30, 2016	Revenue Recognized for the Nine Months Ended September 30, 2016	Change in Receivables for the Nine Months Ended September 30, 2016	Foreign Currency Effects for the Nine Months Ended September 30, 2016	Amount Deferred at September 30, 2016

Product royalty revenue	$-	$58,027	$56,005	$(2,022)	$-	$-

Product sales revenue	$-	$34,382	$31,953	$(501)	$(1,928)	$-

Research and development revenue:
Reimbursement of research and development expenses	$-	$9,378	$9,964	$586	$-	$-

Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$736	$-	$110	$-	$-	$626

Japan Mylan Agreement

The following table summarizes the cash streams and related revenue recognized or deferred under the Japan Mylan Agreement for the nine months ended September 30, 2016:

(In thousands)	Amount Deferred at December 31, 2015	Cash Received for the Nine Months Ended September 30, 2016	Revenue Recognized for the Nine Months Ended September 30, 2016	Change in Receivables for the Nine Months Ended September 30, 2016	Foreign Currency Effects for the Nine Months Ended September 30, 2016	Amount Deferred at September 30, 2016

Product sales revenue	$-	$49,276	$46,509	$2,122	$(4,889)	$-

Collaboration revenue:
Up-front payment associated with the Company's obligation to participate in joint committees	$416	$-	$29	$-	$95	$482

Japan Santen Agreement

The Company has recorded RESCULA product sales revenue for the three and nine months ended September 30, 2016 of approximately $2.3 million and $7.1 million, respectively, under its distribution agreement with Santen Pharmaceutical Co., Ltd. for the commercialization of RESCULA in Japan.

17.	Stock Option Plans

A summary of employee stock option activity for the nine months ended September 30, 2016 under the Company’s Amended and Restated 2001 Stock Incentive Plan is presented below:

2001 Stock Incentive Plan	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	37,400	$10.00
Options exercised	(20,400)	10.00
Options expired	(17,000)	10.00
Options outstanding, September 30, 2016	-		-	$-
Options exercisable, September 30, 2016	-		-	$-
Options vested and expected to vest, September 30, 2016	-		-	$-

A summary of employee stock option activity for the nine months ended September 30, 2016 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

2006 Stock Incentive Plan	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	4,440,608	$9.37
Options granted	1,266,050	13.60
Options exercised	(280,506)	5.20
Options forfeited	(90,918)	13.16
Options expired	(59,365)	14.53
Options outstanding, September 30, 2016	5,275,869	10.49	8.07	$14,796,907
Options exercisable, September 30, 2016	2,060,515	8.45	6.96	$9,134,458
Options vested and expected to vest, September 30, 2016	2,061,303	8.45	6.96	$9,140,683

The weighted average grant date fair value of options granted during the nine months ended September 30, 2016 and the year ended December 31, 2015 was $7.10 and $9.45, respectively.

A summary of employee stock option activity for the nine months ended September 30, 2016 under the Company’s 2016 Equity Incentive Plan, or the 2016 Plan, is presented below:

2016 Equity Incentive Plan	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2015	-	$-
Options granted	41,164	13.55
Options outstanding, September 30, 2016	41,164	13.55	1.12	$9,926
Options exercisable, September 30, 2016	-	-	-	$-
Options vested and expected to vest, September 30, 2016	-	-	-	$-

A summary of employee restricted stock units activity for the nine months ended September 30, 2016 under the Company’s 2016 Plan is presented below:

2016 Equity Incentive Plan	Shares	Weighted Average Grant-Date Fair Value
Nonvested Restricted Stock Units, December 31, 2015	-	$-
Restricted Stock Units granted	63,700	12.29
Restricted Stock Units vested	-
Restricted Stock Units forfeited	-
Nonvested Restricted Stock Units, September 30, 2016	63,700	12.29

Employee Stock Purchase Plan

Under the Company’s 2006 Employee Stock Purchase Plan, the Company received $46,262 and $36,324 upon employees’ purchase of 4,932 and 2,502 shares of class A common stock during the three months ended September 30, 2016 and 2015, respectively, and $174,572 and $74,414 upon employees’ purchase of 18,719 and 5,442 shares of class A common stock during the nine months ended September 30, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income

The following table details the accumulated other comprehensive income activity for the nine months ended September 30, 2016:

(In thousands)	Foreign currency translation adjustments	Unrealized income on investments, net of tax effect	Unrealized income (loss) on pension benefit obligation	Accumulated other comprehensive income
Balance January 1, 2016	$14,243	$42	$(873)	$13,412
Other comprehensive income before reclassifications	40,890	-	37	40,927
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance September 30, 2016	$55,133	$42	$(836)	$54,339

18.	Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. The Company’s operating subsidiaries are exposed to statutory effective tax rates ranging from zero to approximately 40%. Fluctuations in the distribution of pre-tax income among the Company’s operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. In the three-month periods ended September 30, 2016 and 2015, the actual effective tax rates were 47.8% and 37.4%, respectively, and for the nine-month periods ended September 30, 2016 and 2015, the actual effective tax rates were 57.4% and 32.1%, respectively.

The Company assesses uncertain tax positions in accordance with ASC 740-10 Accounting for Uncertainties in Tax. As of September 30, 2016, the Company’s net unrecognized tax benefits totaled approximately $3.7 million. Of this balance, $1.8 million would favorably impact the Company’s effective tax rate in the periods if they are recognized. Management has not identified any material uncertain tax positions that are reasonably likely to be released during the next 12 months due to lapse of statutes of limitations or settlements with tax authorities.

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

Under the terms of an Option and Collaboration Agreement, CPP granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/Sulindac combination product in North America. This product is currently in a Phase 3 clinical trial for the treatment of familial adenomatous polyposis (FAP). Target enrollment in the study was achieved in April 2016 and the trial is expected to conclude in 2018. The Company will pay CPP an option fee of $7.5 million, payable in two tranches. The first tranche of $3.0 million was paid in January 2016 and was recorded as research and development expense. The second tranche of $4.5 million is due upon achievement of certain results of the ongoing feasibility study, which are expected in early 2017. CPP will complete the ongoing Phase 3 trial under the oversight of a joint steering committee between CPP and the Company. Upon exercise of its exclusive option, the Company would negotiate an exclusive license to develop and commercialize the product in North America for all indications. In connection with the exercise of the option right, the subsequent execution of a license agreement and the development and commercialization of the product, the Company would be obligated to pay CPP up to an aggregate of $190.0 million of specified clinical development and sales milestones. Under the terms of the license, the Company and CPP would share equally in net profits from the sale of licensed products.

The Company has elected the fair value option on the convertible note received from CPP due to the nature of the financial characteristics of the investment. As of September 30, 2016, the fair value of the convertible note is $5.2 million using level 3 inputs.

CPP is considered to be a VIE with respect to the Company. It has been determined that the power to direct the activities that most significantly impact CPP’s economic performance is held by the board of directors of CPP. The Company does not have a representative on CPP’s board and does not have the right to appoint or elect such a representative. Therefore, the Company is not the primary beneficiary of CPP, and the entity is not consolidated with the financial statements of the Company. The company’s maximum exposure to loss as a result of its involvement with CPP is $5.2 million as of September 30, 2016, which is the investment in the convertible security of $5.2 million. As of June 30, 2016, CPP had total assets of $7.1 million and total liabilities of $20.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Sucampo Pharmaceuticals, Inc. and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our other filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on March 11, 2016, as subsequently amended. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Form 10-Q and with our consolidated financial statements and related notes for the year ended December 31, 2015 which are included in our Annual Report on Form 10-K.

Overview

Sucampo Pharmaceuticals, Inc., (Company) is a global biopharmaceutical company focused on developing, identifying, acquiring and bringing to market innovative medicines that meet unmet medical needs. Our primary focus areas are gastroenterology, ophthalmology, and oncology-related disorders.

We currently generate revenue mainly from product sales, product royalties, development milestone payments, and reimbursements for clinical development activities. We expect to continue to incur significant expenses for the next several years as we continue our research and development activities, seek additional regulatory approvals and additional indications for our approved products and other compounds and seek strategic opportunities for in-licensing new products and product candidates.

Our operations are conducted through subsidiaries based in the United States (U.S.), Japan and Switzerland. We operate as one segment, which focuses on the development and commercialization of pharmaceutical products.

AMITIZA (lubiprostone)

United States and Canada

AMITIZA is marketed in the U.S. for three gastrointestinal indications under a collaboration and license agreement (North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, we are primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce the minimum annual commercial investment when a generic equivalent enters the market. In October 2015, Health Canada approved AMITIZA for CIC in adults. In October 2014, we signed an amendment (Takeda Amendment) to the North America Takeda Agreement, which among other things, extended the term of the North America Takeda Agreement beyond December 2020. During the extended term beginning in January 2021, we will share with Takeda the annual net sales revenue on branded AMITIZA products. We have also partnered with Par Pharmaceuticals, Inc. (Par) and Dr. Reddy’s Laboratories, Ltd. (Dr. Reddy’s) in connection with the settlement of patent litigation in the U.S. related to our AMITIZA (lubiprostone) 8 mcg and 24 mcg soft gelatin capsule products. Under our agreement with Par, we granted Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for AMITIZA beginning January 1, 2021, or earlier under certain circumstances. Beginning on January 1, 2021, Par will split with us the gross profits of the licensed products sold during the term of the agreement, which continues until each of our related patents has expired. Under our agreement with Dr. Reddy’s, we granted Dr. Reddy’s a non-exclusive license to market Dr. Reddy’s generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for AMITIZA. This license does not begin until more than six years from today’s date, or earlier under certain circumstances. Dr. Reddy’s will pay to us a share of net profits of generic lubiprostone products sold during the term of the agreement, which decreases over time and ends when all of our related patents have expired. In the event that either Par or Dr. Reddy’s elect to launch an authorized generic form of lubiprostone, we have agreed to supply such product under the terms of a manufacturing and supply agreement at a negotiated price.

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

Other Global Markets

In October 2014, we entered into an exclusive license, development, commercialization and supply agreement (Global Takeda Agreement) for lubiprostone with Takeda. Under the Global Takeda Agreement, Takeda develops and markets AMITIZA globally except in the U.S., Canada, Japan and the People’s Republic of China. We supply Takeda with the clinical and commercial product at a negotiated price. Takeda currently markets AMITIZA for CIC and OIC in Switzerland and currently markets AMITIZA for CIC in the U.K. Takeda became the marketing authorization holder in Switzerland in April 2015, in the United Kingdom (U.K.), Austria, Belgium, Germany, Netherlands, Ireland, Luxembourg and Spain during 2016, and is expected to become the marketing authorization holder in Italy during the last quarter of 2016

Before the execution of the Global Takeda Agreement, we retained full rights to develop and commercialize AMITIZA for the rest of the world’s markets outside of the U.S., Canada and Japan. In the U.K., we received approval in September 2012 from the Medicines and Healthcare Products Regulatory Agency for the use of AMITIZA to treat CIC. We made AMITIZA available in the U.K. in the fourth quarter of 2013. In July 2014, National Institute of Health and Care Excellence published the technology appraisal guidance recommending the use of AMITIZA in the treatment of CIC and associated symptoms in adults who have failed laxatives. In January 2015, we successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in select European countries, resulting in marketing authorizations in these countries.

In Switzerland, AMITIZA was approved to treat CIC in 2009. In 2012, we reached an agreement with the Bundesamt fur Gesundheit, (BAG), the Federal Office of Public Health in Switzerland, on a reimbursement price for AMITIZA in Switzerland, and began active marketing in the first quarter of 2013. In February 2014, the BAG revised several reimbursement limitations with which AMITIZA was first approved for reimbursement and inclusion in the Spezialitätenliste (SL) to allow all Swiss physicians to prescribe AMITIZA to patients who have failed previous treatments with at least two laxatives over a nine-month period. In July 2014, AMITIZA was approved for the treatment of OIC in chronic, non-cancer adult patients by the Swissmedic, the Swiss Agency for Therapeutic Products, and in October 2015, the BAG added this indication to the SL.

In October 2015, Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. Takeda initiated phase 3 registration trials in Russia in March 2016 and in South Korea and Mexico in May 2016. A new drug application (NDA) for the treatment of CIC, IBS-C, and OIC was submitted in Israel in June 2015 and approved in July 2016, and an NDA for the same indications was submitted in Kazakhstan in December 2015. Additional NDA submissions have been made in Singapore in May 2016, and South Africa and Indonesia in June 2016; further submissions are planned in 2016 for Brazil, the Philippines, Malaysia, Thailand, Vietnam and the United Arab Emirates.

RESCULA (unoprostone isopropyl)

As part of the acquisition of R-Tech in October 2015, we acquired global rights to RESCULA, an ophthalmology product used to lower intraocular pressure. In the U.S., we ceased marketing RESCULA in the fourth quarter of 2014 and no product was made available after the March 2015 expiration date. In May 2015, we returned all licenses for unoprostone isopropyl to R-Tech. In June 2016, we completed the withdrawal of the marketing authorization for RESCULA in the U.S. RESCULA is being commercialized by Santen Pharmaceutical Co., Ltd in Japan, Dong-A Pharmaceutical, Co., Ltd in South Korea and Sinphar Pharmaceutical, Co., Ltd and Zuellig Pharma Inc. in Taiwan.

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

Country	Program Type	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)
U.S.	Commercial	Chronic idiopathic constipation (CIC) adults of all ages	Marketed	_____
U.S.	Commercial	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed	Initiate phase 4 study on higher dosage and with additional male subjects
U.S.	Commercial	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed	_____
U.S.	Clinical	Alternate (Sprinkle) formulation	In development	Initiate phase 3 trial in adults
U.S.	Clinical	Pediatric functional constipation (6 months - 6 years)	Alternate (Sprinkle) formulation in development	Initiate phase 3 program
U.S.	Clinical	Pediatric IBS-C (6 years - 17 years)	Alternate (Sprinkle) formulation in development	Initiate phase 3 program
U.S. & European Union	Clinical	Pediatric functional constipation (6 years - 17 years)	Open label phase 3 trials ongoing	Complete open label phase 3 trials and submit sNDA
Japan	Commercial	Chronic constipation	Marketed	_____
Japan	Clinical	CIC adults, 12mcg capsule	CTN submitted	Initiate Phase 3 trial
Switzerland	Commercial	CIC-adults of all ages	Marketed	_____
Switzerland	Commercial	OIC in patients with chronic non-cancer pain	Marketed	_____
U.K.	Commercial	CIC-adults of all ages	Marketed	_____
Canada	Clinical	CIC-adults of all ages	Received approval from Health Canada	Market in Canada
China	Clinical	CIC-adults of all ages	IND accepted	Initiate CIC study
European Union	Clinical	CIC-adults of all ages	Received national marketing approvals in Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain (where product is not yet launched)	Launch feasibility and planning under evaluation
Israel	Commercial	CIC-adults of all ages	Received national marketing approval	Develop pricing and reimbursement assessments and, based on outcome, determine launch feasibility and plans
Mexico	Clinical	CIC-adults of all ages	CTA Approved	Complete phase 3 trial
Mexico	Clinical	IBS-C - adult women	CTA Approved	Complete phase 3 trial
Mexico	Clinical	OIC in patients with chronic non-cancer pain	CTA Approved	Complete phase 3 trial
Russia	Clinical	CIC-adults of all ages	CTA Approved	Complete phase 3 trial
Russia	Clinical	IBS-C - adult women	CTA Approved	Complete phase 3 trial
South Korea	Clinical	CIC-adults of all ages	CTA Approved	Complete phase 3 trial
South Korea	Clinical	IBS-C - adult women	CTA Approved	Complete phase 3 trial
South Korea	Clinical	OIC in patients with chronic non-cancer pain	CTA Approved	Complete phase 3 trial

Unoprostone isopropyl (RESCULA®)
Japan South Korea	Commercial	Glaucoma and ocular hypertension	Marketed	_____
Taiwan

RTU-009
Japan	Preclinical	Inflammation/immune-related disorder	Initiate IND-enabling studies	Initiate phase 1a trial

CPP-1X/sulindac combination product
U.S.	Option	Familial adenomatous polyposis (FAP)	Phase 3	Complete phase 3 trial

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

Pediatric Functional Constipation

The phase 3 program required to support an application for marketing authorization of lubiprostone for pediatric functional constipation comprises four clinical trials. The first two trials, one of which was recently completed, test the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of these trials is a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013 and completed enrollment in April 2016. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. In early November, we announced that the phase 3 trial of AMITIZA in pediatric functional constipation in children 6 to 17 years of age failed to achieve its primary endpoint of overall spontaneous bowel movement (SBM) response. The trial achieved statistical significance for some secondary endpoints, notably overall SBM frequency, straining, and stool consistency. In addition, in this study lubiprostone was well tolerated. We intend to review these results with the U.S. Food and Drug Administration (FDA) and other constituencies, and will announce next steps at the completion of this review. Additionally, after consultations with the FDA to better determine the doses and endpoints that should be studied, the phase 3 trial for the alternate formulation of lubiprostone described above will be followed in mid-2017 with a phase 3 program in patients 6 months to 6 years of age using the alternate formulation. Takeda has agreed to fund 67% of the costs, up to a cap, of this pediatric functional constipation program.

VAP-1 Inhibitors

RTU-1096

RTU-1096 is an oral compound recently under development for indications in auto-immune/inflammatory and immune-oncology diseases. In the first quarter of 2016, we completed a phase 1 trial in healthy individuals that evaluated the safety and pharmacokinetics of the compound. No significant safety issues were reported during the seven-day study. There was evidence of inhibition of systemic VAP-1 at all doses tested and the trial provided evidence of proof of mechanism. However, based on further assessment of the clinical data and on additional non-clinical data generated in the quarter, development of the compound has been discontinued.

RTU-009

RTU-009 is a pre-clinical stage, VAP-1 inhibitor that was planned to be studied in acute cerebral infarction. However, based on new non-clinical data and the decision to discontinue the development of RTU-1096, the development pathway has been revised to target chronic inflammatory conditions. The redirection of the RTU-009 program for chronic inflammatory conditions is in early preclinical development and as such has no perceived value. However, if the compound meets additional pre-specified non-clinical development goals we plan to complete IND-enabling studies and then determine how best to develop the molecule in the clinic.

CPP- 1X/Sulindac Combination Product

In January 2016, we entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted us the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a Phase 3 clinical trial being conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under our agreement with CPP, we have the exclusive option to license this product for North America. There are currently no approved treatments for FAP.  The ongoing Phase 3 study is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators. Enrollment in the study has completed and the results from a Phase 3 futility analysis are expected to be available in the first half of 2017. The trial is expected to conclude in 2018. More information regarding our arrangement with CPP is set forth in Note 19 in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cobiprostone

In April 2016, we discontinued development of cobiprostone for the treatment of proton pump inhibitor (PPI)-refractory non-erosive reflux disease (NERD) or symptomatic gastroesophageal reflux disease (sGERD), based on our analysis of top-line data from a Phase 2a study. While cobiprostone was observed to have significant benefit in some of the secondary parameters of this exploratory study, the trial did not meet its primary endpoints. In July 2016, we discontinued the development of an oral spray formulation of cobiprostone for the prevention of oral mucositis in patients that are undergoing radio chemotherapy for head and neck cancer, based on the results of a pre-specified futility analysis of the Phase 2a study. The futility analysis indicated that the clinical benefit of cobiprostone was insufficient to support continuation of the study.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Revenues

The following table summarizes our revenues for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(In thousands)	2016	2015
Product royalty revenue	$20,771	$19,328
Product sales revenue - AMITIZA	29,132	10,286
Product sales revenue - RESCULA	2,422	736
Research and development revenue	3,172	2,714
Contract and collaboration revenue	2,376	384
Total	$57,873	$33,448

Total revenues were $57.9 million for the three months ended September 30, 2016, compared to $33.4 million for the three months ended September 30, 2015, an increase of $24.4 million or 73.0%.

Product royalty revenue

Product royalty revenue primarily represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $20.8 million for the three months ended September 30, 2016 compared to $19.3 million for the three months ended September 30, 2015, an increase of $1.4 million or 7.5%. The increase was primarily due to higher Takeda reported AMITIZA net sales, which were driven by a mix of price and volume increases.

Product sales revenue

Product sales revenue represents drug product sales of AMITIZA in North America, Japan and Europe, and drug product sales of RESCULA in Japan. AMITIZA product sales revenue was $29.1 million for the three months ended September 30, 2016 compared to $10.3 million for the three months ended September 30, 2015, an increase of $18.8 million or 183.2%. The increase was primarily due to a $10.9 million increase in AMITIZA sales in North America as a result of the acquisition of R-Tech in October 2015, coupled with an increase in Mylan related product sales in Japan. RESCULA product sales revenue was $2.4 million for the three months ended September 30, 2016 compared to $736,000 for the three months ended September 30, 2015, an increase of $1.7 million or 229.1%. The increase was due to the acquisition of R-Tech in October 2015 and resulting revenue from sales of RESCULA under the Japan Santen Agreement.

Research and development revenue

Research and development revenue was $3.2 million for the three months ended September 30, 2016 compared to $2.7 million for the three months ended September 30, 2015, an increase of $0.5 million or 16.9%. The increase was due to increased activity on the advancement of pediatric and alternative formulation studies in the third quarter of 2016 for which we receive reimbursement from Takeda.

Contract and collaboration revenue

Contract and collaboration revenue was $2.4 million for the three months ended September 30, 2016 compared to $384,000 for the three months ended September 30, 2015, an increase of $2.0 million. The increase was primarily attributable to a higher release of the collaboration obligation under the Global Takeda Agreement in the third quarter of 2016.

Costs of Goods Sold

Costs of goods sold were $15.6 million for the third quarter of 2016 compared to $5.3 million for the same period in 2015, an increase of $10.3 million or 194.9%. The increase was primarily due to acquired intangible asset amortization of $6.7 million and the costs associated with increased product sales.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(In thousands)	2016	2015
Direct costs:
Lubiprostone	$6,787	$4,559
Cobiprostone	697	2,742
CPP-1X	14	-
RTU-1096	383	-
Other	1,023	(586)
	8,904	6,715
Indirect costs	1,072	1,653
Total	$9,976	$8,368

Total research and development expenses for the three months ended September 30, 2016 were $10.0 million compared to $8.4 million for the three months ended September 30, 2015, an increase of $1.6 million or 19.2%. The increase was primarily due to an increase in expenses related to the ongoing AMITIZA pediatric trials, the acquisition of R-Tech in October 2015 and the inclusion of the respective share of R-Tech’s research and development costs during the post-acquisition period.

Impairment of In-Process Research and Development

During the quarter ended September 30, 2016, the Company discontinued its VAP-1 Inhibitor RTU-1096 development program and changed the indication for its VAP-1 Inhibitor RTU-009 program. The Company considered the discontinuance and change in indication as a potential indicator of impairment of the related in-process research and development (IPR&D) asset. Accordingly, the Company performed an interim assessment, and as a result, recorded an impairment charge of $7.3 million during the quarter ended September 30, 2016, which represented the entire carrying value of the IPR&D asset. This charge is classified in the Company’s statement of operations as impairment of in-process research and development.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(In thousands)	2016	2015
Salaries, benefits and related costs	$2,588	$2,314
Legal, consulting and other professional expenses	4,065	2,833
Stock-based compensation	1,172	994
Rent	501	390
Insurance	213	185
Pharmacovigilance	440	465
Restructuring costs	208	-
R-Tech integration/opportunity costs	605	-
Other expenses	1,269	571
Total	$11,061	$7,752

General and administrative expenses were $11.1 million for the three months ended September 30, 2016, compared to $7.8 million for the three months ended September 30, 2015, an increase of $3.3 million or 42.7%. The increase was primarily due to legal costs associated with the settlement of the Dr. Reddy’s matter as described in Part II, Item 1 of this report, restructuring costs and R-Tech integration/opportunity costs in 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $696,000 for the three months ended September 30, 2016, compared to $385,000 for the three months ended September 30, 2015, an increase of $311,000 or 80.8%. The increase was the result of the inclusion of R-Tech RESCULA-related commercial activities in 2016, which was partially offset by the elimination of RESCULA sales and marketing activities in the U.S. during the 2016 period.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(In thousands)	2016	2015
Interest income	$31	$62
Interest expense	(5,899)	(243)
Other income, net	8,102	87
Total	$2,234	$(94)

Interest expense was $5.9 million for the three months ended September 30, 2016, compared to $243,000 for the three months ended September 30, 2015, an increase of $5.7 million, due to interest payable in connection with our Credit Facility that was entered into in October 2015.

Other income, net was $8.1 million for the three months ended September 30, 2016, compared to $87,000 for the three months ended September 30, 2015, an increase of $8.0 million. The increase was primarily attributable to the recognition of $9.3 million in other income from the forgiveness of the AMED grant, partially offset by increases in unrealized and non-cash foreign exchange losses in 2016.

Income Taxes

We recorded an income tax provision of $7.4 and $4.3 million for the three months ended September 30, 2016 and 2015, respectively. The income tax provision for the three months ended September 30, 2016 primarily pertains to the impact of Subpart F deemed dividend rules in the U.S. The tax provision for the three months ended September 30, 2015 primarily pertained to pre-tax profits generated by our U.S., Japanese and Swiss subsidiaries.

The effective tax rate (ETR) for the third quarter of 2016 was 47.8%, compared to 37.4% in the same period of 2015. The ETR for the quarter was based on a projection of the full year rate. The increase in the ETR was due to the shifting of profits from lower tax jurisdictions to higher tax jurisdictions and the impact of Subpart F deemed dividend rules in the U.S.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Product royalty revenue	$56,222	$51,209
Product sales revenue - AMITIZA	79,253	35,930
Product sales revenue - RESCULA	7,285	748
Research and development revenue	9,971	7,468
Contract and collaboration revenue	4,301	2,457
Total	$157,032	$97,812

Total revenues were $157.0 million for the nine months ended September 30, 2016, compared to $97.8 million for the nine months ended September 30, 2015, an increase of $59.2 million or 60.5%.

Product royalty revenue

Product royalty revenue primarily represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $56.2 million for the nine months ended September 30, 2016 compared to $51.2 million for the nine months ended September 30, 2015, an increase of $5.0 million or 9.8%. The increase was primarily due to higher Takeda reported AMITIZA net sales, which were driven by a mix of price and volume increases.

Product sales revenue

AMITIZA product sales revenue was $79.3 million for the nine months ended September 30, 2016 compared to $35.9 million for the nine months ended September 30, 2015, an increase of $43.3 million or 120.6%. The increase was primarily due to a $32.0 million increase in AMITIZA sales in North America as a result of the acquisition of R-Tech in October 2015, coupled with an increase in Mylan related product sales in Japan. RESCULA product sales revenue was $7.3 million for the nine months ended September 30, 2016 compared to $748,000 for the nine months ended September 30, 2015, an increase of $6.5 million. The increase was due to the acquisition of R-Tech in October 2015 and resulting revenue from sales of RESCULA under the Japan Santen Agreement.

Research and development revenue

Research and development revenue was $10.0 million for the nine months ended September 30, 2016 compared to $7.5 million for the nine months ended September 30, 2015, an increase of $2.5 million or 33.5%. The increase was due to increased activity on the advancement of pediatric and alternative formulation studies for the nine months ended September 30, 2016, for which we receive reimbursement from Takeda.

Contract and collaboration revenue

Contract and collaboration revenue was $4.3 million for the nine months ended September 30, 2016 compared to $2.5 million for the nine months ended September 30, 2015, an increase of $1.8 million or 75.1%. The increase was primarily attributable to a higher release of the collaboration obligation under the Global Takeda Agreement in the nine months ended September 30, 2016, partially offset by upfront and milestone payments of $1.5 million recognized in the nine months ended September 30, 2015 under the China Gloria Agreement.

Costs of Goods Sold

Costs of goods sold were $59.3 million for the nine months ended September 30, 2016 compared to $18.7 million for the same period in 2015, an increase of $40.6 million or 217.7%. The increase was primarily due to the amortization of the R-Tech inventory step up of $15.2 million and acquired intangible asset amortization of $18.9 million.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Direct costs:
Lubiprostone	$18,139	$11,673
Cobiprostone	5,736	5,914
CPP-1X	2,942	-
RTU-1096	2,530	-
Other	2,884	162
	32,231	17,749
Indirect costs	3,349	4,536
Total	$35,580	$22,285

Total research and development expenses for the nine months ended September 30, 2016 were $35.6 million compared to $22.3 million for the nine months ended September 30, 2015, an increase of $13.3 million or 59.7%. The increase was primarily due to an increase in expenses related to the ongoing AMITIZA pediatric trials, costs associated with the CPP option, and the inclusion of R-Tech’s research and development costs during the post-acquisition period.

Impairment of In-Process Research and Development

During the quarter ended September 30, 2016, the Company discontinued its VAP-1 Inhibitor RTU-1096 development program and changed the indication for its VAP-1 Inhibitor RTU-009 program. The Company considered the discontinuance and change in indication as a potential indicator of impairment of the related in-process research and development (IPR&D) asset. Accordingly, the Company performed an interim assessment, and as a result, recorded an impairment charge of $7.3 million during the nine months ended September 30, 2016, which represented the entire carrying value of the IPR&D asset. This charge is classified in the Company’s statement of operations as impairment of in-process research and development.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Salaries, benefits and related costs	$8,407	$7,521
Legal, consulting and other professional expenses	8,939	6,391
Stock-based compensation	3,843	3,831
Rent and facilities	1,657	1,001
Insurance	688	511
Pharmacovigilance	1,311	1,029
Restructuring costs	1,895	-
R-Tech integration/opportunity costs	2,206	-
Other expenses	3,465	2,079
Total	$32,411	$22,363

General and administrative expenses were $32.4 million for the nine months ended September 30, 2016, compared to $22.4 million for the nine months ended September 30, 2015, an increase of $10.0 million or 44.9%. The increase is primarily due to the legal costs associated with the settlement of the Dr. Reddy’s matter, the inclusion of R-Tech general and administrative expenses, restructuring costs and R-Tech opportunity/integration costs in 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $2.1 million for the nine months ended September 30, 2016, compared to $1.6 million for the nine months ended September 30, 2015, an increase of $477,000 or 29.7%. The increase was the result of the inclusion of R-Tech RESCULA-related commercial activities in 2016, which was partially offset by the elimination of RESCULA sales and marking activities in the U.S. during the 2016 period.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Interest income	$67	$155
Interest expense	(18,141)	(784)
Other income, net	5,216	1,947
Total	$(12,858)	$1,318

Interest income was $67,000 for the nine months ended September 30, 2016, compared to $155,000 for the nine months ended September 30, 2015, a decrease of $88,000 or 56.8%.

Interest expense was $18.1 million for the nine months ended September 30, 2016, compared to $784,000 for the nine months ended September 30, 2015, an increase of $17.4 million, due to interest payable in connection with our Credit Facility that was entered into in October 2015.

Other income, net was $5.2 million for the nine months ended September 30, 2016, compared to $1.9 million for the nine months ended September 30, 2015, an increase of $3.7 million, or 167.9%. The increase was primarily attributable to the recognition of $9.3 million in other income from the forgiveness of the AMED grant, offset by increases in unrealized and non-cash foreign exchange losses in 2016.

Income Taxes

We recorded an income tax provision of $4.3 million and $11.0 million for the nine months ended September 30, 2016 and 2015, respectively. The tax provision for the nine months ended September 30, 2016 primarily pertains to the impact of Subpart F deemed dividend rules in the U.S. The tax provision for the nine months ended September 30, 2015 primarily pertains to pre-tax profits generated by our U.S., Japanese and Swiss subsidiaries.

The effective tax rate (ETR) for the nine months ended September 30, 2016 was 57.4%, compared to 32.1% in the same period of 2015. The ETR for the nine months was based on a projection of the full year rate. The increase in the ETR was due to the shifting of profits from lower tax jurisdictions to higher tax jurisdictions and the impact of Subpart F deemed dividend rules in the U.S.

Reportable Operating Segments

We have one operating segment, which is the development and commercialization of pharmaceutical products.

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

Our cash, cash equivalents and restricted cash consist of the following as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$128,465	$108,284
Restricted cash, current	25,213	55,218
Total	$153,678	$163,502

Our cash and cash equivalents are deposited in operating accounts and liquid investments with an original maturity at time of purchase of 90 days or less.

As of September 30, 2016, our restricted cash consisted primarily of $25.0 million held in a restricted cash account, which is required by the Credit Facility until at least $35 million of the Term Loans have been repaid or prepaid. As of December 31, 2015, our restricted cash consisted primarily of this $25.0 million related to the Credit Facility, and as part of the R-Tech acquisition, $17.7 million held in a restricted cash account for payment of the Ueno and Kuno Trust Notes, and $8.2 million held in restricted cash related to the squeeze out of non-tendering R-Tech shareholders. As of September 30, 2016, the Ueno and Kuno Trust Notes had been repaid and the R-Tech acquisition had been completed.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended June 30,
(In thousands)	2016	2015
Cash provided by (used in):
Operating activities	$30,288	$24,205
Investing activities	(1,835)	(6,798)
Financing activities	(16,360)	2,426
Effect of exchange rates	8,088	50
Net increase (decrease) in cash and cash equivalents	$20,181	$19,883

Nine months ended September 30, 2016

Net cash provided by operating activities was $30.3 million for the nine months ended September 30, 2016. This was primarily due to net income of $3.2 million, adjustments to reconcile net income to net cash consisting of depreciation and amortization of $37.9 million, unrealized currency translation losses of $9.8 million, write down of in-process research and development of $7.3 million, and stock-based compensation expense of $5.4 million, offset by a deferred tax provision decrease of $16.6 million and AMED deferred grant forgiveness of $9.3. Additional cash provided by operating activities consisted of decreases in receivables of $5.5 million, and changes in other assets and liabilities, net of $0.8 million. Partially offsetting these items were an increase in inventory of $2.0 million, increases in prepaid and income taxes payable and receivable, net of $1.1 million, and decreases in payables of $10.7 million.

Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2016. This was primarily due to the payment of the squeeze-out liability for non-tendering R-Tech shareholders of $7.7 million, investment in a convertible note receivable of $5.0 million, purchases of property and equipment of $1.2 million, partially offset by a decrease in restricted cash of $12.3 million.

Net cash used in financing activities was $16.4 million for the nine months ended September 30, 2016. This was primarily due to repayments of notes payable (net of restricted cash) of $18.7 million, partially offset by the issuance of Class A common stock upon the exercise of options and the associated windfall benefit together totaling $2.3 million.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2016 was an increase of $8.1 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements and Capital Resources

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the on-going development program of AMITIZA;
•	research, development, manufacturing, regulatory and marketing efforts for our other products and product candidates;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;
•	activities to resolve our ongoing legal matters ;
•	any option and milestone payments under general option and licensing ventures, including our exclusive option and collaboration agreement with CPP;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities including the purchase of inventory; and
•	the payment of principal and interest under our loan obligations.

The timing of these funding requirements is difficult to predict due to many factors, including the outcomes of our preclinical and clinical research and development programs, when those outcomes are determined, the timing of obtaining regulatory approvals, and the presence and status of competing products. Our capital needs may exceed the capital available from our future operations, collaborative and licensing arrangements and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including, but not limited to:

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

At September 30, 2016, based upon our current business plan, we believe our future cash flows from operating activities and our existing capital resources will be sufficient to meet our cash requirements for the next 12 months.

Effects of Foreign Currency

We currently receive a portion of our revenue, incur a portion of our operating expenses, and have assets and liabilities in currencies other than the U.S. Dollar, the reporting currency for our consolidated financial statements. As such, the results of our operations could be adversely affected by changes in exchange rates due to transaction losses, which are recognized in the statement of operations, or translation losses, which are recognized in comprehensive income. We currently do not hedge foreign exchange rate exposure via derivative instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended September 30, 2016 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 11, 2016, as amended.

Foreign Currency Exchange Rate Risk

We are subject to foreign exchange risk for revenues and expenses denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the U.S. Dollar. We do not currently hedge our foreign currency transactions via derivative instruments.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates to both (i) the amount of interest income earned on our investment portfolio, and (ii) the amount of interest expense payable under our Credit Facility. These risks offset each other somewhat; for example, rising interest rates would increase both the amounts earned on our investments and amounts due under our Credit Facility.

With respect to our investments, our goal is to ensure the safety and preservation of invested funds by limiting default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of September 30, 2016.

Our notes payable bear interest at a variable rate calculated by reference to the Federal Funds rate or LIBOR, at our option. A hypothetical one percentage point increase in interest rates would have increased our interest payments for the three and nine months ended September 30, 2016 by approximately $589,000 and $1.8 million, respectively.

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

As of September 30, 2016 and December 31, 2015, approximately 1.1% and 3.6%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2016. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

We completed the R-Tech acquisition on October 20, 2015. Our management considers this transaction to be material to our consolidated financial statements and believes that the internal controls and procedures of R-Tech have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of R-Tech into our internal controls over financial reporting and extending our compliance program under the Sarbanes-Oxley Act of 2002, to include R-Tech.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

On October 3, 2014, we received a Paragraph IV certification notice letter regarding an abbreviated new drug application (ANDA) submitted to the U.S. Food and Drug Administration (the FDA) by Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy’s), requesting approval to market, sell, and use a generic version of the 8 mcg and 24 mcg AMITIZA (lubiprostone) soft gelatin capsule products. In its notice letter, Dr. Reddy’s alleges that U.S. Patent Nos. 6,414,016; 6,583,174; 7,064,148; 7,417,067; 8,026,393; 8,071,613; 8,088,934; 8,097,649; 8,114,890; 8,338,639; 8,748,481; 8,779,187; 7,795,312; 8,097,653; and 8,389,542, which cover compositions, formulations and methods of using AMITIZA, are invalid, unenforceable and/or will not be infringed by Dr. Reddy’s manufacture, use or sale of the product described in its ANDA. The latest of such patents expires in 2027. On November 12, 2014, we, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s related to the ANDA previously filed by Dr. Reddy’s and described above. The lawsuit claims infringement of 7 patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book), with the latest expiring in 2027. Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Dr. Reddy’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. On September 14, 2016, the parties to this lawsuit entered into a Settlement and License Agreement and agreed to dismiss the suit by mutual consent. Under this agreement, we granted Dr. Reddy’s a non-exclusive license to market its generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for AMITIZA. This license does not begin until more than six years from today’s date, or earlier under certain circumstances. Dr. Reddy’s will pay to us a share of net profits of generic lubiprostone products sold during the term of the agreement, which decreases over time and ends when all of our related patents have expired. In the event Dr. Reddy’s elects to launch an authorized generic form of lubiprostone, we have agreed to supply such product under the terms of a manufacturing and supply agreement at a negotiated price.

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

Item 6. Exhibits

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1	Form of Indemnification Agreement between the Company and an indemnitee	Included herewith

10.2^	Employment Agreement, dated as of August 3, 2016, between the Company and Peter Greenleaf	Included herewith

10.3^	Employment Agreement, dated as of August 2, 2016, between the Company and Dr. Peter Kiener	Included herewith

10.4^	Employment Agreement, dated as of August 2, 2016, between the Company and Andrew Smith	Included herewith

10.5^	Employment Agreement, dated as of August 3, 2016, between the Company and Matthew Donley	Included herewith

10.6^	Employment Agreement, dated as of August 23, 2016, between Sucampo Ag and Dr. Peter Lichtlen	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1 **	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2 **	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date

101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

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

Sucampo Pharmaceuticals, Inc.

November 9, 2016	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

November 9, 2016	By:	/s/ ANDREW P. SMITH
Andrew P. Smith
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008

3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008

3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013

4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007

10.1	Form of Indemnification Agreement between the Company and an indemnitee	Included herewith

10.2^	Employment Agreement, dated as of August 3, 2016, between the Company and Peter Greenleaf	Included herewith

10.3^	Employment Agreement, dated as of August 2, 2016, between the Company and Dr. Peter Kiener	Included herewith

10.4^	Employment Agreement, dated as of August 2, 2016, between the Company and Andrew Smith	Included herewith

10.5^	Employment Agreement, dated as of August 3, 2016, between the Company and Matthew Donley	Included herewith

10.6^	Employment Agreement, dated as of August 23, 2016, between Sucampo Ag and Dr. Peter Lichtlen	Included herewith

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1 **	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2 **	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date

101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith

101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith

101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith

101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

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

