Form 10-Q
period 2017-06-30
Sucampo Pharmaceuticals, Inc.
filed 2017-08-02
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 26, 2017, there were 46,552,462 shares of the registrant’s class A common stock outstanding.

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,734	$198,308
Product royalties receivable	20,552	26,261
Accounts receivable, net	19,812	42,998
Restricted cash	213	213
Inventories, net	23,098	23,468
Prepaid expenses and other current assets	16,726	15,984
Total current assets	165,135	307,232
Investments, non-current	5,619	5,495
Property and equipment, net	5,880	6,216
Intangible assets, net	114,629	128,134
Goodwill	73,022	73,022
Other assets	798	752
Total assets	$365,083	$520,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,171	$9,190
Accrued expenses	12,265	12,389
Accrued interest	425	129
Deferred revenue, current	177	1,315
Income tax payable	4,381	7,153
Other current liabilities	3,692	2,175
Total current liabilities	32,111	32,351
Notes payable, non-current	291,456	290,516
Deferred revenue, non-current	2,783	805
Deferred tax liability, net	2,995	21,289
Other liabilities	9,390	8,791
Total liabilities	338,735	353,752

Commitments and contingencies (note 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at June 30, 2017 and December 31, 2016; 46,552,462 and 46,415,749 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	464	464
Class B common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Additional paid-in capital	127,208	120,251
Accumulated other comprehensive income	54,434	54,527
Treasury stock, at cost; 227,266 and 3,009,942 shares at June 30, 2017 and December 31, 2016, respectively	(4,018)	(46,269)
(Accumulated deficit) retained earnings	(151,740)	38,126
Total stockholders' equity	26,348	167,099
Total liabilities and stockholders' equity	$365,083	$520,851

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product royalty revenue	$20,562	$18,735	$38,997	$35,451
Product sales revenue	34,237	28,389	68,391	54,984
Research and development revenue	5,051	3,369	8,499	6,799
Contract and collaboration revenue	46	1,458	292	1,925
Total revenues	59,896	51,951	116,179	99,159

Costs and expenses:
Costs of goods sold	17,035	20,354	33,918	43,692
Research and development	19,099	10,933	29,432	25,604
Acquired in-process research and development	186,603	-	186,603	-
General and administrative	11,583	12,423	29,274	21,350
Selling and marketing	1,411	623	1,927	1,398
Total costs and expenses	235,731	44,333	281,154	92,044

(Loss) income from operations	(175,835)	7,618	(164,975)	7,115
Non-operating income (expense):
Interest income	-	10	28	35
Interest expense	(2,916)	(5,972)	(5,806)	(12,242)
Other expense, net	(476)	(2,539)	(265)	(2,886)
Total non-operating expense, net	(3,392)	(8,501)	(6,043)	(15,093)

Loss before income taxes	(179,227)	(883)	(171,018)	(7,978)
Income tax (provision) benefit	(1,940)	51	(5,525)	3,089
Net loss	$(181,167)	$(832)	$(176,543)	$(4,889)

Net loss per share:
Basic and diluted	$(3.92)	$(0.02)	$(3.94)	$(0.11)
Weighted average common shares outstanding:
Basic and diluted	46,195	42,759	44,826	42,649

Comprehensive (loss) income:
Net loss	$(181,167)	$(832)	$(176,543)	$(4,889)
Other comprehensive income (expense):
Unrealized (loss) gain on pension benefit obligation, net of tax	(16)	33	(16)	25
Foreign currency translation gain (loss), net of tax	-	20,700	(77)	36,255
Comprehensive (loss) income	$(181,183)	$19,901	$(176,636)	$31,391

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Shares	Amount	Deficit)	Equity
Balance at December 31, 2016	46,415,749	$464	$120,251	$54,527	3,009,942	$(46,269)	$38,126	$167,099
Stock-based compensation expense	-	-	5,566	-	-	-	-	5,566
Stock issued in connection with employee stock plan	120,224	-	283	-	-	-	-	283
Stock issued under employee stock purchase plan	16,489	-	150	-	-	-	-	150
Stock withheld to cover employee taxes	-	-	(114)	-	-	-		(114)
Treasury stock issued for Vtesse acquisition	-	-	-		(2,782,676)	42,251	(12,251)	30,000
Unrealized loss on pension benefit obligation, net of tax	-	-	-	(16)	-	-	-	(16)
Foreign currency translation, net of tax	-	-	-	(77)	-	-	-	(77)
Cumulative-effect adjustment from adoption of ASU 2016-09	-	-	1,072	-			(1,072)	-
Net loss	-	-	-	-	-	-	(176,543)	(176,543)
Balance at June 30, 2017	46,552,462	$464	$127,208	$54,434	227,266	$(4,018)	$(151,740)	$26,348

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(176,543)	$(4,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,880	30,098
Loss on disposal of property and equipment	-	533
Deferred tax (benefit) provision	(4,681)	4,960
Stock-based compensation	5,566	3,723
Acquired in-process research and development	186,603	-
Unrealized currency translations	221	9,123
Shortfall from stock-based compensation	143	(25)
Windfall benefit from stock-based compensation	(151)	(455)
Changes in operating assets and liabilities:
Product royalties receivable	5,709	4,048
Accounts receivable	23,443	5,866
Inventory	370	309
Prepaid and income taxes receivable and payable, net	(2,764)	(18,221)
Accounts payable	458	(5,296)
Accrued expenses	49	(3,466)
Accrued interest payable	296	(70)
Deferred revenue	840	119
Collaboration obligation	-	(1,826)
Other assets and liabilities, net	1,753	1,754
Net cash provided by operating activities	56,192	26,285
Cash flows from investing activities:
Convertible note receivable	-	(5,000)
Changes in restricted cash	-	10,598
Payment of squeeze-out liability for non-tendering R-Tech shareholders	-	(7,668)
Purchase of in-process research and development, net of cash acquired	(169,665)	-
Purchases of property and equipment	(354)	(823)
Net cash used in investing activities	(170,019)	(2,893)
Cash flows from financing activities:
Payments of notes payable	-	(30,082)
Changes in restricted cash	-	17,676
Proceeds from exercise of stock options	283	1,643
Proceeds from employee stock purchase plan	150	128
Tax payment upon settlement of stock awards	(114)	-
Net cash provided by (used in) financing activities	319	(10,635)
Effect of exchange rates on cash and cash equivalents	(66)	6,940
Net (decrease) increase in cash and cash equivalents	(113,574)	19,697
Cash and cash equivalents at beginning of period	198,308	108,284
Cash and cash equivalents at end of period	$84,734	$127,981

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1. Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., (Company) is a global biopharmaceutical company focused on developing, identifying, acquiring and bringing to market innovative medicines that meet unmet medical needs. The Company’s primary focus areas are medicines that treat gastrointestinal, ophthalmic, neurological, and oncology disorders.

The Company currently generates revenue mainly from product royalties, upfront and milestone payments, product sales and reimbursements for development activities. The Company expects to continue to incur significant expenses for the next several years as it continues its research and development activities, seeks additional regulatory approvals and additional indications for approved products and other compounds, and seeks strategic opportunities for acquiring new products and product candidates.

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

The Company has also partnered with Par Pharmaceuticals, Inc. (Par) and Dr. Reddy’s Laboratories, Ltd. (Dr. Reddy’s) in connection with the settlement of patent litigation in the U.S. related to the Company’s AMITIZA 8 mcg and 24 mcg soft gelatin capsule products. Under the Company’s agreement with Par, the Company granted Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for AMITIZA beginning January 1, 2021, or earlier under certain circumstances. Beginning on January 1, 2021, Par will split with the Company the gross profits of the licensed products sold during the term of the agreement, which continues until each of the Company’s related patents has expired. Under the Company’s agreement with Dr. Reddy’s, the Company granted Dr. Reddy’s a non-exclusive license to market Dr. Reddy’s generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for AMITIZA. This license does not begin until more than six years from November 9, 2016, or earlier under certain circumstances. Dr. Reddy’s will pay to the Company a share of net profits of generic lubiprostone products sold during the term of the agreement, which decreases over time and ends when all of the Company’s related patents have expired. In the event that either Par or Dr. Reddy’s elect to launch an authorized generic form of lubiprostone, the Company has agreed to supply such product under the terms of a manufacturing and supply agreement at a negotiated price.

In Japan, AMITIZA is marketed under a license, commercialization and supply agreement (the Japan Mylan Agreement) that was transferred to Mylan, Inc. (Mylan) from Abbott Laboratories, Inc. (Abbott), as of February 2015, as part of Mylan’s acquisition of a product portfolio from Abbott. The Company received approval of its new drug application (NDA) for AMITIZA for the treatment of chronic constipation (CC), excluding constipation caused by organic diseases, from Japan’s Ministry of Health, Labour and Welfare in June 2012 and pricing approval in November 2012. AMITIZA is the only prescription medicine for CC approved in Japan. The Company did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

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

In October 2014, the Company entered into an exclusive license, development, commercialization and supply agreement (the Global Takeda Agreement) for lubiprostone with Takeda, through which Takeda has the exclusive rights to further develop and commercialize AMITIZA in all global markets, except the U.S., Canada, Japan and the People’s Republic of China. Takeda became the marketing authorization holder in Switzerland in April 2015, as well as in the United Kingdom (U.K.), Austria, Belgium, Germany, Netherlands, Ireland, Italy, Luxembourg and Spain during 2016.

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

In October 2015, Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. Takeda initiated Phase 3 registration trials in Russia in March 2016 and in South Korea and Mexico in May 2016. An NDA for the treatment of CIC, IBS-C, and OIC was submitted in Israel in June 2015, and approved in July 2016. An NDA for the treatment of CIC, IBS-C and OIC was approved in Kazakhstan in December 2015. Additional NDA submissions have been made by Takeda in Singapore in May 2016, and in South Africa and Indonesia in June 2016, and are planned in various other markets in 2017 and future years.

In the U.S., the Company ceased marketing RESCULA (unoprostone isopropyl), an ophthalmology product, in the fourth quarter of 2014 and no product was made available after the March 2015 expiration date. In May 2015, the Company returned all licenses for unoprostone isopropyl to R-Tech Ueno, Ltd. (R-Tech). As part of the acquisition of R-Tech in October 2015, the Company acquired all rights to RESCULA. RESCULA is being commercialized by Santen Pharmaceutical Co., Ltd. in Japan, and Zuellig Pharma Inc. in Taiwan.

The Company’s clinical development programs include the following:

Lubiprostone Alternate Formulation

The Company has been developing an alternate formulation of lubiprostone for both adult and pediatric patients who are unable to take or tolerate capsules and for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the costs, up to a cap, of this alternate formulation work. The Company initiated the Phase 3 program of the alternate formulation of lubiprostone in adults in the second half of 2016 and, if the program is successful, the Company intends to file an NDA in the U.S. for the alternate formulation for adults in the second half of 2017.

Lubiprostone for Pediatric Functional Constipation

A Phase 3 program required to support an application for marketing authorization of lubiprostone for pediatric functional constipation comprises four clinical trials. The first two trials, one of which was completed in late 2016, test the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of these trials was a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013 and completed enrollment in April 2016. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. In November 2016, the Company announced that the Phase 3 trial of AMITIZA in pediatric functional constipation in children 6 to 17 years of age failed to achieve its primary endpoint of overall spontaneous bowel movement (SBM), response. The trial achieved statistical significance for some secondary endpoints, notably overall SBM frequency, straining, and stool consistency. In addition, in this study lubiprostone was well tolerated. The Company has entered into a process with the U.S. Food and Drug Administration (FDA) and other constituencies, and as a result of initial discussion with the FDA submitted a supplemental NDA on July 28, 2017. Additionally, after further consultations with the FDA to better determine the doses and endpoints that should be studied, we expect the Phase 3 program for the alternate formulation of lubiprostone described above will be followed in mid-2018 with a Phase 3 program in patients 6 months to likely 6 years of age using the alternate formulation. Takeda has agreed to fund 70% of the costs up to a cap, and then 50% of the costs thereafter, of this pediatric functional constipation program.

CPP 1-X/Sulindac Combination Product

In January 2016, the Company entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a Phase 3 clinical trial, which is being conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under the agreement with CPP, the Company has the exclusive option to license this product in North America. There are currently no approved treatments for FAP.  The ongoing Phase 3 study, known as CPP FAP-310, is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators.  On June 7, 2017, CPP informed the Company that an Independent Data Monitoring Committee (IDMC), following a planned interim futility analysis, found no reason to discontinue the Phase 3 study, CPP FAP-310, evaluating CPP-1X/sulindac for adults with FAP. Results from the clinical trial are expected by the end of 2018. Pursuant to the Company’s agreement with CPP, the Company made the $4.5 million payment for the second option fee tranche in July 2017, which was recorded in research and development expense for the three and six months ended June 30, 2017.

VTS-270 for Niemann-Pick Disease Type C1 (NPC-1)

On March 31, 2017, the Company entered into an Agreement and Plan of Merger with Vtesse Inc. (Vtesse), a privately-held rare disease company. The Company acquired Vtesse’s lead product candidate, known as VTS-270, upon closing the acquisition on April 3, 2017. VTS-270 is a well-characterized mixture of 2-hydroxypropyl-ß-cyclodextrins (HPßCD) with a specific compositional fingerprint that distinguishes it from other HPßCD mixtures. It is administered by an intrathecal infusion to directly address the neurological manifestations of disease. Preclinical and early clinical studies suggest that the administration of VTS-270 may slow or stop certain indicators of NPC-1, an ultra-orphan, progressive and fatal disease caused by a defect in lipid transport within the cell. VTS-270, which is currently in a fully-enrolled pivotal Phase 2b/3 trial, has been granted breakthrough therapy designation in the U.S. and orphan designation in both the U.S. and EU. Effective treatment of NPC-1 remains a high unmet need, with no approved products for patients in the U.S. Results from the pivotal trial are expected in mid-2018.

The Company accounted for the transaction as an asset acquisition and incurred an acquired in-process research and development charge of $186.6 million (and no related current tax benefit) in the second quarter of 2017. Additionally, the Company recorded a deferred tax asset of $13.6 million related to Vtesse’s net operating loss.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2017. The financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries: Sucampo AG (SAG) and Sucampo Acquisitions GmbH (SAQ) based in Zug, Switzerland and Vtesse Europe Ltd., based in the United Kingdom, through which the Company conducts certain of its worldwide and European operations; Sucampo Pharma, LLC (SPL) based in Tokyo, Japan, through which the Company conducts its Asian operations, manufacturing and certain development operations; and Sucampo Pharma Americas LLC (SPA) and Vtesse Inc., based in Rockville, Maryland, through which the Company conducts its North American operations. All inter-company balances and transactions have been eliminated.

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

2. Summary of Significant Accounting Policies

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions. As of June 30, 2017 and December 31, 2016, approximately $1.3 million or 1%, and $1.2 million, or less than 1%, respectively, of the Company’s cash, cash equivalents, and restricted cash were issued or insured by the U.S. government or other government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 65.4% and  69.3% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively, and 62.3% and 65.5% of the Company’s total revenues for the six months ended June 30, 2017 and 2016, respectively. Accounts receivable and product royalties receivable from Takeda accounted for 80.9% and 69.6% of the Company’s total accounts receivable and product royalties receivable at June 30, 2017 and December 31, 2016, respectively.

Revenues from another unrelated party, Mylan, accounted for 31.1% and 28.2% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively, and 33.3% and 29.3% of the Company’s total revenues for the six months ended June 30, 2017 and 2016, respectively. Accounts receivable from Mylan accounted for 14.5% and 30.1% of the Company’s total accounts receivable and product royalties receivable at June 30, 2017 and December 31, 2016, respectively.

The Company depends significantly upon collaborations with Takeda and Mylan, and its activities may be impacted if these relationships are disrupted.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments approximate their fair values due to their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, receivables, accounts payable and other accrued liabilities. The Company’s investment in CPP is measured at fair value on a recurring basis, and the Company estimated the fair value of its long-term debt as of June 30, 2017 based on the available market data as of June 30, 2017.

Variable Interest Entities

The Company performs initial and on-going evaluations of the entities with which it has variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest. Such entities are classified as variable interest entities (VIEs). If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE. As of June 30, 2017 and December 31, 2016, CPP, in which the Company held a variable interest, was determined to be a VIE; however, the Company does not have the power to direct CPP’s economic performance and, as a result, the Company is not the primary beneficiary of CPP and the entity is not consolidated with the financial statements of the Company.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU No. 2015-11 applies only to inventory for which cost is determined by methods other than last in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this standard on January 1, 2017. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company’s calendar year beginning January 1, 2017. On January 1, 2017, as a result of adopting ASU No. 2016-09, the Company recorded a cumulative-effect adjustment of $1.1 million between retained earnings and additional paid in capital as the Company elected to recognize forfeitures as they occur. Additionally, a retrospective adjustment to the Company’s statement of cash flows for the six months ended June 30, 2016 resulted in an increase of $455,000 to net cash provided by operating activities and a decrease of $455,000 to net cash provided by financing activities.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business.” This definition, as defined in ASC 805, is used in determining whether acquisitions are accounted for as business combinations or as the acquisition of assets. This standard modifies the definition of a business, including providing a screen to determine when an acquired set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The standard also makes other modifications to clarify what must be included in an acquired set for it to be a business and how to evaluate the set to determine whether it is a business. The Company’s acquisitions subsequent to December 31, 2016, such as the acquisition of Vtesse, are subject to the application of the modified definition.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the test for goodwill impairment.” ASU No. 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 in the quantitative test and record an requires an entity to record impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019. The new standard is effective for the Company for its fiscal 2021 fourth quarter goodwill impairment test. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company elected to early adopt ASU No. 2017-04 on January 1, 2017. The adoption had no impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2017.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements. This guidance provides a five-step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The FASB has issued several amendments to the standard including clarification on accounting for licenses of intellectual property, identifying performance obligations, and most recently, technical corrections on the interpretation of the new guidance. ASU No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earning – referred to as the modified retrospective method.

The Company has established a project team in order to analyze the effect of the standard on its revenue streams by reviewing its current accounting policies and practices to identify potential differences which would result from applying the requirements of the new standard to its revenue contracts. The Company has identified each revenue stream and is nearing the completion of its assessment of all potential effects of the standard. The Company continues to evaluate the impact of adoption, the implementation approach to be used and the applicable disclosure requirements, which the Company expects will be significant and comprehensive. The Company plans to adopt the new standard effective January 1, 2018, anticipates using the full retrospective method, and will continue to monitor additional changes, modifications, clarifications or interpretations by the FASB, which may impact the Company’s current conclusions.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that requires lessees to recognize assets and liabilities on the balance sheet for most leases including operating leases. Lessees now classify leases as either finance or operating leases and lessors classify all leases as sales-type, direct financing or operating leases. The statement of operations presentation and expense recognition for lessees for finance leases is similar to that of capital leases under Accounting Standards Codification (ASC) 840 with separate interest and amortization expense with higher periodic expense in the earlier periods of a lease. For operating leases, the statement of operations presentation and expense recognition is similar to that of operating leases under ASC 840 with single lease cost recognized on a straight-line basis. This guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and is effective for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect ASU No. 2016-02 may have on its condensed consolidated financial statements and related disclosures, but expects recognizing the lease liability and related right-of-use asset will impact its consolidated balance sheet.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU No. 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this ASU No. 2017-07 also allow only the service cost component to be eligible for capitalization when applicable. The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017 and are to be applied retrospectively, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently analyzing the impact of ASU No. 2017-07, and is currently unable to determine the impact of the new standard, if any, on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendment in ASU No. 2017-09 is effective for public business entities for annual periods beginning after December 15, 2017 and is to be applied prospectively. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU No. 2017-09 on July 1, 2017.

3. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average common shares outstanding without the impact of potential dilutive common shares outstanding because they would have an anti-dilutive impact on diluted net loss per share. The treasury-stock method is used to determine the dilutive effect of the Company’s stock option grants, and the if-converted method is used to determine the dilutive effect of the Company’s convertible notes.

The computation of net loss per share for the three and six months ended June 30, 2017 and 2016 is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Basic net loss per share:
Net loss	$(181,167)	$(832)	$(176,543)	$(4,889)
Weighted-average number of common shares-basic and diluted	46,195	42,759	44,826	42,649

Basic and diluted net loss per share	$(3.92)	$(0.02)	$(3.94)	$(0.11)

The Company is excluding both the shares from the convertible note under the if-converted method and the outstanding options to purchase common stock from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Employee stock options	6,579	5,382	6,579	5,382
Convertible note, assumed shares if-converted	18,079	-	18,079	-

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

Company revenues by product category for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Product royalty revenue	$20,562	$18,735	$38,997	$35,451
Product sales revenue - AMITIZA	32,131	27,001	63,471	50,121
Product sales revenue - RESCULA	2,106	1,388	4,920	4,863
Research and development revenue	5,051	3,369	8,499	6,799
Contract and collaboration revenue	46	1,458	292	1,925
Total	$59,896	$51,951	$116,179	$99,159

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

Company revenues by geographic location for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
United States	$39,133	$34,529	$72,331	$63,162
Japan	20,730	16,011	43,615	34,165
Rest of the world	33	1,411	233	1,832
Total	$59,896	$51,951	$116,179	$99,159

The Company’s property and equipment, net by geographic location where located on June 30, 2017 and December 31, 2016 were as follows:

(In thousands)	June 30, 2017	December 31, 2016
United States	$2,768	$3,065
Japan	3,086	3,119
Rest of the world	26	32
Total	$5,880	$6,216

5. Asset Acquisition

The following table and narrative summarizes the Company’s asset acquisition during the three months ended June 30, 2017.

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense (In thousands)
Vtesse Inc	VTS-270 - 2-hydroxypropyl-ß-cyclodextrins (HPßCD)	April 2017	Phase 2b / 3	$186,603

(1)	The phase of development presented is as of the date of the arrangement.

In April 2017, the Company acquired Vtesse, including its Phase 2b/3 product candidate, VTS-270 (the IPR&D asset), a well-characterized mixture of HPßCD with a specific compositional fingerprint that distinguishes it from other HPßCD mixtures, for the treatment of NPC-1, an ultra-orphan, progressive and fatal disease. Under the terms of the agreement, the Company acquired Vtesse for upfront consideration of $212.0 million, and agreed to pay Vtesse stockholders contingent consideration based on mid-single digit to double-digit royalties on global net sales of the product based on increasing net sales levels, and a share of net proceeds that may be generated from the monetization of the  pediatric review voucher, which is expected to be granted in connection with the approval of the product in the U.S. Of the $212.0 million consideration, the Company made a cash payment of $182.0 million and re-issued $30.0 million of Treasury Stock, 2,782,678 Class A common shares, based upon the closing price of $10.78 on April 3, 2017, to Vtesse stockholders.

The preliminary purchase price allocation was determined as follows:

April 3, 2017
Total purchase price	$211,996
(In thousands)
Total fair value of tangible assets acquired and liabilities assumed

Deferred Tax Assets	(13,613)
Net Assets	(11,780)
Total IPR&D asset	$186,603

Vtesse did not meet the definition of a business under ASC 805 as substantially all of the fair value of Vtesse was attributable to the VTS-270 IPR&D asset. Based on the asset acquisition method of accounting, the consideration paid was allocated primarily to the IPR&D asset acquired of $186.6 million, which was immediately expensed as the IPR&D asset has no other alternate use. The balance was allocated to the remaining assets and liabilities based on their estimated fair values. The acquired IPR&D expense is not tax deductible.

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

The Company has elected the fair value option on its investment in CPP; as such, it is measured at fair value on a recurring basis and was classified as Level 2. At June 30, 2017, the estimated fair value of the investment in CPP was $5.4 million. For the three months ended June 30, 2017, the Company recorded $0.1 million in other income due to the increase in fair value of the investment in CPP.

The estimated fair value of long term debt at June 30, 2017 was $292.1 million, was classified as Level 2, and was based on the available market data as of June 30, 2017.

The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of June 30, 2017 and December 31, 2016, there were no financial instruments measured at fair value on a non-recurring basis.

7. Inventory

Inventories are valued under a standard costing method and are stated at the lower of cost or net realizable value. Inventories consist of raw materials, work-in-process and finished goods. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

Inventory consisted of the following at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Raw materials	$3,658	$1,414
Work in process	19,405	18,045
Finished goods	35	4,009
Total	$23,098	$23,468

8. Investments, Non-Current

Investment in CPP

In 2016, the Company entered into a Securities Purchase Agreement (CPP Securities Agreement) and an Option and Collaboration Agreement (CPP Agreement) with CPP for the development and commercialization of CPP-1X/sulindac combination.

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

Under the terms of an Option and Collaboration Agreement, CPP granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/Sulindac combination product in North America and granted the rest of world rights for CPP-1X/Sulindac to a third party, who is operating under a similar option and license agreement. CPP-1X/Sulindac is currently in a Phase 3 clinical trial for the treatment of FAP. Target enrollment in the study was achieved in April of 2016 and the trial is expected to conclude in 2018. The Company agreed to pay CPP an option fee of $7.5 million, payable in two tranches. The first tranche of $3.0 million was paid in January 2016 upon signing.  On June 7, 2017, CPP informed the Company that an IDMC, following a planned interim futility analysis, found no reason to discontinue the Phase 3 study, CPP FAP-310, evaluating CPP-1X/sulindac for adults with FAP. Pursuant to the Company’s agreement with CPP, the Company made the $4.5 million payment for the second option fee tranche, which was recorded in research and development expense for the three and six months ended June 30, 2017. CPP will complete the ongoing Phase 3 trial under the oversight of a joint steering committee between CPP and the Company.

CPP is considered to be a VIE with respect to the Company and, as a result of the $4.5 million tranche payment, continues to conclude the power to direct the activities that most significantly impact CPP’s economic performance is held by the board of directors of CPP. The Company does not have a representative on CPP’s board and does not have the right to appoint or elect such a representative. Therefore, the Company is not the primary beneficiary of CPP, and the entity is not consolidated with the financial statements of the Company.

The Company’s maximum exposure to loss as a result of its involvement with CPP was $5.4 million and $5.2 million as of June 30, 2017, and December 31, 2016, respectively.

The Company has elected the fair value option on the convertible note received from CPP due to the nature of the financial characteristics of the investment. As of June 30, 2017 and December 31, 2016, the fair value of the convertible note was $5.4 million and $5.2 million, respectively.

9. Intangible Assets and Goodwill

Intangible assets by major class consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In thousands)	Weighted average life (in months)	Carrying amount	Weighted average life (in months)	Carrying amount
Amortized intangible assets
Patent and license rights	54	$10,513	60	$10,513
Manufacturing know-how	61	134,600	65	134,600
Accumulated amortization		(47,647)		(34,142)
Impairment losses		(5,651)		(5,651)
Foreign currency translation adjustments		22,814		22,814
Total amortized intangible assets		$114,629		$128,134

Unamortized intangible assets
Goodwill		$73,022		$73,022
Total unamortized intangible assets		$73,022		$73,022

Total intangible assets		$187,651		$201,156

The changes in intangible assets for the six months ended June 30, 2017 are as follows:

(In thousands)	Amortized intangibles	Goodwill
Balance at December 31, 2016	$128,134	$73,022
Amortization	(13,505)	-
Balance at June 30, 2017	$114,629	$73,022

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Research and development costs	$4,605	$3,030
Employee compensation	5,123	7,513
Legal and accounting fees	1,091	622
Restructuring	187	163
Other accrued expenses	1,259	1,061
Total	$12,265	$12,389

Other current liabilities consisted of the following at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Indirect taxes payable	$3,267	$1,756
Squeeze out liability for non-tendering R-Tech shareholders	150	155
Other current liabilities	275	264
Total	$3,692	$2,175

11. Restructuring

In December 2015, the Company adopted a plan to restructure certain of its operations and to consolidate certain functions in the Company’s corporate headquarters located in Rockville, Maryland and in the Company’s Japanese subsidiary. In connection with these restructuring activities, the Company recorded restructuring charges of $0.4 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. These costs are reflected within general and administrative expenses and consisted primarily of termination benefits.

No restructuring charges were recorded under this plan for the three months ended June 30, 2017, and the Company does not expect to record any additional restructuring charges under this plan. The Company has incurred total restructuring charges under this plan of $3.7 million through June 30, 2017.

In June 2017, the Company adopted a separate plan to restructure certain research and development operations at the Company’s Japan subsidiary. This restructuring plan includes a headcount reduction following the discontinuance of the VAP-1 Inhibitor RTU-1096 development program and VAP-1 Inhibitor RTU-009 programs and back up programs, the ending of the AMITZIA clinical studies, and the recognition of further synergies in the manufacturing process.

As of June 30, 2017, the expected amount of the restructuring accrual of $0.2 million for termination benefits was included in accrued liabilities.

The changes in accrued restructuring costs for the six months ended June 30, 2017 are as follows:

(In thousands)	Accrued Restructuring
Balance at December 31, 2016	$163
Expenses incurred	552
Amounts paid	(528)
Balance at June 30, 2017	$187

12. Other Liabilities

Other liabilities consisted of the following at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Deferred grants	$750	$750
Unrecognized tax benefits	4,261	4,060
Deferred leasehold incentive	1,500	1,582
Defined benefit obligation	870	818
Lease liability	1,591	1,183
Other	418	398
Total	$9,390	$8,791

13. Convertible Notes Payable

On December 27, 2016, the Company issued $300.0 million aggregate principal amount of its 3.25% Convertible Senior Notes due in 2021 (the Convertible Notes). Interest is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on June 15, 2017, at a rate of 3.25% per year. The Convertible Notes mature on December 15, 2021 unless earlier converted or repurchased, are not redeemable prior to the maturity date and no sinking fund is provided for the Convertible Notes.

As of June 30, 2017, the Company was compliant with all covenants and conditions under the Convertible Notes.

The Convertible Notes are subject to the fair value disclosure requirements as discussed in Note 6 and are classified as a Level 2 instrument. The estimated fair value of the Convertible Notes at June 30, 2017 and December 31, 2016 was $292.1 million and $319.5 million, respectively.

Total future interest and debt repayment obligations related to the Convertible Notes were as follows as of June 30, 2017:

(In thousands)	June 30, 2017
2017	$4,915
2018	9,750
2019	9,750
2020	9,752
2021	309,323
Total minimum interest and debt payments	$343,490

14. Commitments and Contingencies

Operating Leases

The Company leases office space in the United States, Switzerland and Japan under operating leases through 2027. Total future minimum, non-cancelable lease payments under operating leases are as follows:

(In thousands)	June 30, 2017
2017	$1,161
2018	2,043
2019	1,516
2020	1,103
2021	997
Total minimum lease payments	$6,820

Rent expense for all operating leases was $0.4 million and $0.7 million for the three months ended June 30, 2017 and June 30, 2016, respectively and $0.8 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

CPP

Under the terms of an Option and Collaboration Agreement, CPP granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/Sulindac combination product in North America. This product is currently in a Phase 3 clinical trial for the treatment of FAP Target enrollment in the study was achieved in April 2016 and the trial is expected to conclude in 2018. The Company agreed to pay CPP an option fee of $7.5 million, payable in two tranches. The first tranche of $3.0 million was paid in January 2016 and expensed as research and development expense. On June 7, 2017, CPP informed the Company that an IDMC, following a planned interim futility analysis, found no reason to discontinue the Phase 3 study, CPP FAP-310, evaluating CPP-1X/sulindac for adults with FAP. Pursuant to the Company’s agreement with CPP, the Company made the $4.5 million payment for the second option fee tranche, which was recorded in research and development expense for the three and six months ended June 30, 2017. CPP will complete the ongoing Phase 3 trial under the oversight of a joint steering committee between CPP and the Company.

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

Under the CPP Securities Agreement, the successful completion of the Phase 3 futility analysis, as described above, gave CPP the right to secure an additional investment of $5.0 million from the Company in exchange for a convertible note in such principal amount, on substantially the same terms as the Company’s initial such investment in CPP. CPP has notified the Company of its desire to receive this additional investment, though the timing and mechanics thereof are still under discussion.

15. Stock Option Plans

A summary of employee stock option activity for the six months ended June 30, 2017 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

2006 Stock Incentive Plan	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	4,648,549	$10.86
Options granted	-	-
Options exercised	(49,147)	$5.78
Options forfeited	(310,094)	$11.26
Options expired	(12,599)	$9.60
Options outstanding, June 30, 2017	4,276,709	$10.90	7.3	$6,805,827
Options exercisable, June 30, 2017	2,387,102	$9.96	6.6	$5,031,285
Options vested and expected to vest, June 30, 2017	4,276,709	$10.90	7.3	$6,805,827

A summary of employee stock option activity for the six months ended June 30, 2017 under the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) is presented below:

The weighted average grant date fair value of options granted during the six months ended June 30, 2017 was $5.28.

2016 Equity Incentive Plan	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	74,750	$12.66
Options granted	1,857,844	$11.38
Options exercised	-	-
Options forfeited	(63,000)	$11.85
Options expired	(36,700)	$13.97
Options outstanding, June 30, 2017	1,832,894	$11.37	7.9	$340,600
Options exercisable, June 30, 2017	364,275	$11.39	0.5	$325,500
Options vested and expected to vest, June 30, 2017	1,832,894	$11.37	7.9	$340,600

A summary of employee restricted stock units activity for the six months ended June 30, 2017 under the Company’s 2016 Plan is presented below:

2016 Equity Incentive Plan	Shares	Weighted Average Grant Date Fair Value
Outstanding Restricted Stock Units, December 31, 2016	63,700	$12.29
Restricted Stock Units granted	487,454	$11.66
Restricted Stock Units vested	(82,000)	$11.47
Restricted Stock Units forfeited	-	-
Outstanding Restricted Stock Units, June 30, 2017	469,154	$11.77

Employee Stock Purchase Plan

The following table summarizes the Company’s 2006 Employee Stock Purchase Plan activity for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(In thousands, except share amounts)	2017	2016
Shares issued under the ESPP	16,489	7,502
Cash received under the ESPP	$150,283	$69,919

Accumulated Other Comprehensive Income

The following table details the accumulated other comprehensive income (loss) activity for the six months ended June 30, 2017 and 2016:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Income on Investments, Net of Tax Effect	Unrealized Gain (Loss) on Pension Benefit Obligation	Accumulated Other Comprehensive Income
Balance January 1, 2016	$14,243	$42	$(873)	$13,412
Other comprehensive income (loss) before reclassifications	36,255	-	25	36,280
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance June 30, 2016	$50,498	$42	$(848)	$49,692

Balance January 1, 2017	$55,119	$42	$(634)	$54,527
Other comprehensive loss before reclassifications	(77)	-	(27)	(104)
Amounts reclassified from accumulated other comprehensive loss	-	-	11	11
Balance June 30, 2017	$55,042	$42	$(650)	$54,434

16. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. The Company’s operating subsidiaries are exposed to effective tax rates ranging from zero to approximately 40%. Fluctuations in the distribution of pre-tax income among the Company’s operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. In the three months ended June 30, 2017 and 2016, the actual effective tax rates were (1.1%) and 5.8%, respectively, and for the six months ended June 30, 2017 and 2016, the actual effective tax rates were (3.2%) and 38.7%, respectively. The decrease in the effective tax rate for both the three and six months ended June 30, 2017 and June 30, 2016 was primarily due to the non-deductibility of the acquired in-process research and development expense during 2017. Tax expense for both the three and six months ended June 30, 2017 increased compared to the three and six months ended June 30, 2016 primarily due an increase in earnings with no tax benefit available for the acquired in-process research and development in 2017 from Vtesse.

The Company assesses uncertain tax positions in accordance with ASC 740 (ASC 740-10 Accounting for Uncertainties in Tax). As of June 30, 2017, the Company’s net unrecognized tax benefits totaled $3.2 million, excluding interest and penalties. Of this balance, $1.7 million would favorably impact the Company’s effective tax rate in the periods if they are recognized. Management has not identified any material uncertain tax positions that are reasonably likely to be released during the next 12 months due to lapse of statutes of limitations or settlements with tax authorities.

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

Our operations are conducted through subsidiaries based in the United States (U.S.), Japan, Switzerland, and the United Kingdom (U.K.). We operate as one segment, which focuses on the development and commercialization of pharmaceutical products.

AMITIZA (lubiprostone)

United States and Canada

AMITIZA is marketed in the U.S. for three gastrointestinal indications under a collaboration and license agreement (North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women, and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, we are primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. Takeda is required to provide a minimum annual commercial investment during the current term of the North America Takeda Agreement and may reduce the minimum annual commercial investment when a generic equivalent enters the market. In October 2015, Health Canada approved AMITIZA for CIC in adults. In October 2014, we signed an amendment (Takeda Amendment) to the North America Takeda Agreement which, among other things, extended the term of the North American Takeda Agreement beyond December 2020. During the extended term beginning in January 2021, we will share with Takeda the net sales revenue on branded AMITIZA sales.

We have also partnered with Par Pharmaceuticals, Inc. (Par) and Dr. Reddy’s Laboratories, Ltd. (Dr. Reddy’s), in connection with the settlement of patent litigation in the U.S. related to our AMITIZA 8 mcg and 24 mcg soft gelatin capsule products. Under our agreement with Par, we granted Par a non-exclusive license to market Par’s generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for AMITIZA beginning January 1, 2021, or earlier under certain circumstances. Beginning on January 1, 2021, Par will split with us the gross profits of the licensed products sold during the term of the agreement, which continues until each of our related patents has expired. Under our agreement with Dr. Reddy’s, we granted Dr. Reddy’s a non-exclusive license to market Dr. Reddy’s generic version of lubiprostone 8 mcg and 24 mcg soft gelatin capsules in the U.S. for the indications approved for AMITIZA. This license does not begin until more than six years from November 9, 2016, or earlier under certain circumstances. Dr. Reddy’s will pay to us a share of net profits of generic lubiprostone products sold during the term of the agreement, which decreases over time and ends when all of our related patents have expired. In the event that either Par or Dr. Reddy’s elect to launch an authorized generic form of lubiprostone, we have agreed to supply such product under the terms of a manufacturing and supply agreement at a negotiated price.

Japan

In Japan, AMITIZA is the only prescription medicine for chronic constipation, excluding constipation caused by organic diseases, and is marketed under a license, commercialization and supply agreement (Japan Mylan Agreement) originally entered into with Abbott Laboratories, Inc. (Abbott). In February 2015, Mylan, Inc. (Mylan) purchased Abbott’s non-U.S. developed markets specialty and branded generics business, as a result of which Mylan acquired the rights to commercialize AMITIZA in Japan. We did not experience any significant changes in the commercialization of AMITIZA in Japan as a result of the transfer of the Japan Mylan Agreement from Abbott to Mylan.

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

In January 2016, we received notification from the Medicines and Healthcare Products Regulatory Agency of the U.K. that our appeal for the OIC indication was not approved. In January 2015, we successfully completed the European mutual recognition procedure for AMITIZA for the treatment of CIC in Austria, Belgium, Germany, Italy, Ireland, Luxembourg, Netherlands and Spain, resulting marketing authorizations in these markets. Takeda became the marketing authorization holder in Switzerland in April 2015, as well as in the U.K., Austria, Belgium, Germany, Netherlands, Ireland, Italy, Luxembourg and Spain during 2016.

In October 2015, Takeda obtained approval of the clinical trial application (CTA) for AMITIZA for the treatment of CIC and IBS-C in Russia that was submitted in June 2015. In December 2015, a CTA was filed for AMITIZA for the treatment of CIC, IBS-C and OIC in Mexico and South Korea. Takeda initiated Phase 3 registration trials in Russia in March 2016 and in South Korea and Mexico in May 2016. A new drug application (NDA) for the treatment of CIC, IBS-C, and OIC was submitted in Israel in June 2015, and approved in July 2016. An NDA for the treatment of CIC, IBS-C and OIC was[approved] in Kazakhstan in December 2015. Additional NDA submissions have been made by Takeda in Singapore in May 2016, and in South Africa and Indonesia in June 2016, and are planned in various other markets in 2017 and future years.

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

In Japan, RESCULA was approved by the Ministry of Health, Labour and Welfare in 1994 for the treatment of glaucoma and ocular hypertension. In Japan, RESCULA is no longer protected by regulatory or intellectual property exclusivity. In March 2012, R-Tech signed a distribution agreement (Japan Santen Agreement) with Santen Pharmaceutical Co., Ltd. (Santen) to commercialize RESCULA in Japan. As part of the acquisition of R-Tech in 2015, we acquired R-Tech’s rights and obligations under the Japan Santen Agreement.

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

Country	Program Type	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)
U.S.	Commercial	Chronic idiopathic constipation (CIC) adults of all ages	Marketed	_____
U.S.	Commercial	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed	Initiate Phase 4 study on higher dosage and with additional male subjects
U.S.	Commercial	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed	_____
U.S.	Clinical	Alternate (Sprinkle) formulation - adults of all ages	In development	submit NDA
U.S. & European Union (EU)	Clinical	Pediatric functional constipation (6 months - 6 years)	Alternate (Sprinkle) formulation in development	Initiate Phase 3 program
U.S.	Clinical	Pediatric IBS-C (6 years - 17 years)	Alternate (Sprinkle) formulation in development	Initiate Phase 3 program
U.S. & EU	Clinical	Pediatric functional constipation (6 years - 17 years)	submit sNDA	Regulatory review for market approval.
Japan	Commercial	Chronic constipation	Marketed	_____
Japan	Clinical	CIC adults, 2x12mcg capsule	Submit SNDA	Regulatory review for market approval.
Switzerland	Commercial	CIC-adults of all ages	Marketed	_____
Switzerland	Commercial	OIC in patients with chronic non-cancer pain	Marketed	_____
U.K.	Commercial	CIC-adults of all ages	Marketed	_____

Canada	Clinical	CIC-adults of all ages	Received approval from Health Canada	Determine launch feasibility and plans
China	Clinical	CIC-adults of all ages	IND accepted	Initiate CIC study
European Union	Clinical	CIC-adults of all ages	Received national marketing approvals in Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain (where product is not yet launched)	Launch feasibility and planning under evaluation
Israel	Commercial	CIC-adults of all ages	Approved and marketed	_____
Israel	Commercial	IBS-C - adult women	Approved and marketed	_____
Israel	Commercial	OIC in patients with chronic non-cancer pain	Approved and marketed	_____
Mexico	Clinical	CIC-adults of all ages	CTA Approved	Regulatory review for market approval
Mexico	Clinical	IBS-C - adult women	CTA Approved	Regulatory review for market approval
Mexico	Clinical	OIC in patients with chronic non-cancer pain	CTA Approved	Regulatory review for market approval
Russia	Clinical	CIC-adults of all ages	Phase 3 completed	Regulatory review for market approval
Russia	Clinical	IBS-C - adult women	Phase 3 completed	Regulatory review for market approval
South Korea	Clinical	CIC-adults of all ages	CTA Approved	Regulatory review for market approval
South Korea	Clinical	IBS-C - adult women	CTA Approved	Regulatory review for market approval
South Korea	Clinical	OIC in patients with chronic non-cancer pain	CTA Approved	Regulatory filing for market approval
Kazhakstan	Commercial	CIC-adults of all ages	Registered	Determine launch feasibility and plans
Kazhakstan	Commercial	IBS-C - adult women	Registered	Determine launch feasibility and plans
Kazhakstan	Commercial	OIC in patients with chronic non-cancer pain	Registered	Determine launch feasibility and plans
Unoprostone isopropyl (RESCULA®)
Japan Taiwan	Commercial	Glaucoma and ocular hypertension	Marketed	_____
CPP-1X/sulindac combination product
U.S.	Clinical and Option	Familial adenomatous polyposis (FAP) - adults of all ages	Phase 3	Complete Phase 3 trial
VTS-270 for Niemann-Pick disease type C1 product
U.S. & EU (and rest of world)	Clinical	Niemann-Pick disease type C1	Phase 2b/3	Complete Phase 2b/3 trial

Our Clinical Development Programs

Lubiprostone

Alternate Formulation

We are developing an alternate formulation of lubiprostone for both adult and pediatric patients who are unable to take or tolerate capsules and for naso-gastric tube fed patients. Takeda has agreed to fund 100% of the costs, up to a cap, of this alternate formulation work. We initiated the Phase 3 program of the alternate formulation of lubiprostone in adults in the second half of 2016 and, if the program is successful, we intend to file an NDA in the U.S. for the alternate formulation for adults in the second half of 2017.

Pediatric Functional Constipation

A Phase 3 program required to support an application for marketing authorization of lubiprostone for pediatric functional constipation comprises four clinical trials. The first two trials, one of which was recently completed, test the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of these trials was a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013 and completed enrollment in April 2016. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. In November 2016, we announced that the Phase 3 trial of AMITIZA in pediatric functional constipation in children 6 to 17 years of age failed to achieve its primary endpoint of overall spontaneous bowel movement (SBM) response. The trial achieved statistical significance for some secondary endpoints, notably overall SBM frequency, straining, and stool consistency. In addition, in this study lubiprostone was well tolerated. We have entered into a process with the U.S. Food and Drug Administration (FDA) and other constituencies, and as a result of initial discussion with the FDA we submitted an sNDA on July 28, 2017. Additionally, after further consultations with the FDA to better determine the doses and endpoints that should be studied, following the Phase 3 program for the alternate formulation of lubiprostone described above, we plan to initiate in mid-2018 a Phase 3 program in patients 6 months to likely 6 years of age using the alternate formulation. Takeda has agreed to fund 70% of the costs, up to a cap, and then 50% of the costs thereafter, of this pediatric functional constipation program.

CPP 1-X/Sulindac Combination Product

In January 2016, we entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted us the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a Phase 3 clinical trial, conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under our agreement with CPP, we have the exclusive option to license this product for North America. There are currently no approved treatments for FAP.  The ongoing Phase 3 study, known as CPP FAP-310, is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators.  Enrollment in the study has completed. On June 7, 2017 CPP informed us that an independent Data Monitoring Committee, following a planned interim futility analysis, found no reason to discontinue the Phase 3 study. Results from the clinical trial are expected at the end of 2018. Pursuant to our agreement with CPP, we made the $4.5 million payment for the second option fee tranche in July 2017, which we recorded in research and development expense for the three and six months ended June 30, 2017.

VTS-270 for Niemann-Pick Disease Type C1 (NPC-1)

On March 31, 2017, we entered into an Agreement and Plan of Merger with Vtesse Inc. (Vtesse) a privately-held rare disease company. Following the closing of this acquisition on April 3, 2017, we acquired Vtesse’s lead product candidate, known as VTS-270. VTS-270 is a well-characterized mixture of 2-hydroxypropyl-ß-cyclodextrins (HPßCD) with a specific compositional fingerprint that distinguishes it from other HPßCD mixtures. It is administered by an intrathecal infusion to directly address the neurological manifestations of disease. Preclinical and early clinical studies suggest that the administration of VTS-270 may slow or stop certain indicators of NPC-1, an ultra-orphan, progressive and fatal disease caused by a defect in lipid transport within the cell. VTS-270, which is currently in a fully-enrolled pivotal Phase 2b/3 trial, has been granted breakthrough therapy designation in the U.S. and orphan designation in both the U.S. and EU. Effective treatment of NPC-1 remains a high unmet need, with no approved products for patients in the U.S. Results from the pivotal trial are expected in mid-2018.

Non-GAAP Financial Metrics

In addition to disclosing financial results that are determined in accordance with GAAP, we also use the following non-GAAP financial metrics to understand and evaluate our operating performance:

•	Adjusted net income, which is GAAP net income (loss) adjusted to exclude the tax-effected impact of (i) amortization of acquired intangibles, (ii) inventory step-up adjustment, (iii) research and development license option expense, (iv) restructuring costs, (v) one-time severance payments (vi) acquisition and integration related expenses, (vii) acquired in-process research and development, (viii) amortization of debt financing costs, and (ix) foreign currency effect;
•	Adjusted EPS-diluted, which is adjusted net income as defined above expressed on a diluted per share basis;
•	EBITDA, which is GAAP net income adjusted to exclude (i) taxes, (ii) interest expense, (iii) interest income, (iv) depreciation and amortization, (v) amortization of acquired intangibles, and (vi) inventory step-up adjustment;
•	Adjusted EBITDA, which is EBITDA as defined above further adjusted to exclude (i) share-based compensation expense, (ii) restructuring costs, (iii) one-time severance payments, (iv) acquired in-process research and development, (v) acquisition and integration related expenses, (vi) research and development license option expense, and (vii) foreign currency effect.

We believe that providing this additional information is useful to the reader to better assess and understand our operating performance, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. These non-GAAP financial metrics should be considered supplemental to and not a substitute for financial information prepared in accordance with GAAP. Our definition of these non-GAAP metrics may differ from similarly titled metrics used by others. We view these non-GAAP financial metrics as a means to facilitate our financial and operational decision-making, including evaluation of our historical operating results and comparison to competitors’ operating results. These non-GAAP financial metrics reflect an additional way of viewing aspects of our operations that, when viewed with GAAP results may provide a more complete understanding of factors and trends affecting our business. The determination of the amounts that are excluded from these non-GAAP financial metrics is a matter of management judgment and depends upon, among other factors, the nature of the underlying expense or income amounts. Because non-GAAP financial metrics exclude the effect of items that will increase or decrease our reported results of operations, we strongly encourage investors to review our consolidated financial statements and periodic reports in their entirety.

The following tables present reconciliations of these non-GAAP financial metrics to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2017 and 2016.

Non-GAAP Financial Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Non-GAAP adjusted net income
GAAP net loss	$(181,167)	$(832)	$(176,543)	$(4,889)
Amortization of acquired intangibles	6,753	6,334	13,506	12,245
Inventory step-up adjustment	-	6,303	-	15,235
R&D license option expense	4,500	-	4,500	3,000
Restructuring costs	189	1,504	554	1,687
One-time severance payments	984	-	1,460	-
Acquisition and integration related expenses	1,111	1,105	8,121	1,632
Acquired in-process research and development	186,603	-	186,603	-
Amortization of debt financing costs	477	889	949	1,811
Foreign currency effect	511	2,658	317	3,009
Tax effect of adjustments	(3,500)	(7,641)	$(10,028)	$(13,660)
Non-GAAP adjusted net income	$16,461	$10,320	$29,439	$20,070

Non-GAAP adjusted EPS - diluted	$0.28	$0.24	$0.51	$0.47

(In thousands)
Non-GAAP EBITDA
GAAP net loss	$(181,167)	$(832)	$(176,543)	$(4,889)
Taxes	1,940	(51)	5,525	(3,089)
Interest expense	2,916	5,972	5,806	12,242
Interest income	-	(10)	(28)	(35)
Depreciation	222	205	420	464
Amortization of acquired intangibles	6,753	6,334	13,506	12,245
Inventory step-up adjustment	-	6,303	-	15,235
EBITDA	$(169,336)	$17,921	$(151,314)	$32,173

(In thousands)
Non-GAAP adjusted EBITDA
EBITDA	$(169,336)	$17,921	(151,314)	32,173
Share-based compensation expense	2,849	1,783	5,124	3,698
Restructuring costs	189	1,504	554	1,687
One-time severance payments	984	-	1,460	-
Acquired in-process research and development	186,603	-	186,603	-
Acquisition and integration related expenses	1,111	1,105	8,121	1,632
R&D license option expense	4,500	-	4,500	3,000
Foreign currency effect	511	2,658	317	3,009
Adjusted EBITDA	$27,411	$24,971	$55,365	$45,199

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

Revenues

The following table summarizes our revenues for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(In thousands)	2017	2016
Product royalty revenue	$20,562	$18,735
Product sales revenue - AMITIZA	32,132	27,001
Product sales revenue - RESCULA	2,105	1,388
Research and development revenue	5,051	3,369
Contract and collaboration revenue	46	1,458
Total	$59,896	$51,951

Total revenues were $59.9 million for the three months ended June 30, 2017, compared to $52.0 million for the three months ended June 30, 2016, an increase of $7.9 million or 15.3%.

Product royalty revenue

Product royalty revenue primarily represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $20.6 million for the three months ended June 30, 2017 compared to $18.7 million for the three months ended June 30, 2016, an increase of $1.8 million or 9.8%. The increase was due to higher Takeda reported AMITIZA net sales which were primarily driven by price and volume increases.

Product sales revenue

Product sales revenue represents drug product sales of AMITIZA in North America, Japan and Europe, and drug product sales of RESCULA in Japan. AMITIZA product sales revenue was $32.1 million for the three months ended June 30, 2017 compared to $27.0 million for the three months ended June 30, 2016, an increase of $5.1 million or 19.0%. The increase was primarily attributable to increased AMITIZA sales in Japan under the Japan Mylan Agreement. RESCULA product sales revenue was $2.1 million for the three months ended June 30, 2017 compared to $1.4 million for the three months ended June 30, 2016, an increase of $0.7 million.

Research and development revenue

Research and development revenue was $5.1 million for the three months ended June 30, 2017 compared to $3.4 million for the three months ended June 30, 2016. The increase was primarily due to increases in pediatric and alternative formulation studies.

Contract and collaboration revenue

Contract and collaboration revenue was $46,000 for the three months ended June 30, 2017 compared to $1.5 million for the three months ended June 30, 2016, a decrease of $1.4 million or 96.8%. The decrease was primarily due to the release of the collaboration obligation under the Global Takeda Agreement in the second quarter of 2016.

Costs of Goods Sold

Costs of goods sold were $17.0 million for the three months ended June 30, 2017 compared to $20.4 million for the three months ended June 30, 2016, a decrease of $3.4 million or 16.3%. The decrease was primarily due to a $6.3 million decrease in amortization of R-Tech inventory step up, partially offset by an increased cost of goods related to higher volume of AMITIZA product sales and changes in foreign currency exchange rates.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
(In thousands)	2017	2016
Direct costs:
Lubiprostone	$7,382	$5,726
Cobiprostone	-	2,930
CPP-1X	4,518	(61)
RTU-1096	-	1,227
VTS270	4,748	-
Other	1,188	442
	17,836	10,264
Indirect costs	1,263	669
Total	$19,099	$10,933

Total research and development expenses for the three months ended June 30, 2017 were $19.1 million compared to $10.9 million for the three months ended June 30, 2016, an increase of $8.2 million or 74.7%. The increase was primarily due to research and development activity related to the newly acquired VTS-270 and the option fee related to the positive result from CPP’s futility analysis, partially offset by discontinuing certain research and development programs.

Acquisition

In April 2017, we acquired Vtesse, including its Phase 2b/3 product candidate known as VTS-270 (the IPR&D asset), a well-characterized mixture of 2-hydroxypropyl-ß-cyclodextrins (HPßCD) with a specific compositional fingerprint that distinguishes it from other HPßCD mixtures, for the treatment of Niemann-Pick Disease Type C1 (NPC-1), an ultra-orphan, progressive and fatal disease. Among the significant strategic benfits of the acquisition are that the purchased IPR&D further diversified our pipeline through the acquisition of a late-stage program, increased the Company’s focus on specialized area of high unmet need, and is expected to be accretive beginning in 2019. Under the terms of the agreement, the Company acquired Vtesse for upfront consideration of $212.0 million, and agreed to pay Vtesse shareholders contingent consideration based on mid-single digit to double-digit royalties on global net sales of the product based on increasing net sales levels, and a share of net proceeds that may be generated from the monetization of the  pediatric review voucher, which is expected to be granted in connection with the approval of the product in the U.S. Of the $212.0 million consideration, the Company made a cash payment of $182.0 million and re-issued $30.0 million of Treasury Stock, 2,782,678 Class A common shares, based upon the closing price of $10.78 on April 3, 2017, to Vtesse stockholders.

The preliminary purchase price allocation was determined as follows:

April 3,
2017
Total purchase price	$211,996
(In thousands)
Total fair value of tangible assets acquired and liabilities assumed

Deferred Tax Assets	(13,613)
Net Assets	(11,780)
Total IPR&D asset	$186,603

Vtesse did not meet the definition of a business under ASC 805 as substantially all of the fair value of Vtesse was attributable to the VTS-270 IPR&D asset. Based on the asset acquisition method of accounting, the consideration paid was allocated primarily to the IPR&D asset acquired of $186.6 million, which was immediately expensed as the IPR&D asset has no other alternate use. The balance was allocated to the remaining assets and liabilities based on their estimated fair values. The acquired IPR&D expense is not tax deductible.

The acquisition of the IPR&D asset and related expense had a significant impact on our results of operation for the three month ended June 30, 2017. The following summary shows the impact of IPR&D expense on our net loss per share:

Three Months Ended
June 30,
2017
(In thousands, except per share data)
Net loss	$(181,167)
Weighted average Common Class A shares outstanding - basic and diluted	46,195
Net loss per share - Basic and diluted	$(3.92)

Net loss adjustments:
Add: Acquired in-process research and development	$186,603
Add: Remaining adjusted net income (loss) items	11,025
Non-GAAP adjusted net income	$16,461

Add back: Accrued interest expense on convertible debt, net of tax	$1,454

Diluted Earnings Per Share:
Assumed exercise of options under treasury stock method	424
Assumed shares if-converted	18,079
Weighted average Common Class A shares outstanding- Diluted	64,698

Impact of IPR&D per share - diluted	$2.88

Impact of other adjusted net income (loss) items - diluted	$0.17

Non-GAAP adjusted EPS - diluted	$0.28

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
(In thousands)	2017	2016
Salaries, benefits and related costs	$4,166	$2,877
Legal, consulting and other professional expenses	3,228	2,834
Stock-based compensation expenses	1,785	1,284
Pharmacovigilance	388	443
Restructuring costs	-	1,504
R-Tech opportunity costs	-	1,105
Other expenses	2,016	2,376
Total	$11,583	$12,423

General and administrative expenses were $11.6 million for the three months ended June 30, 2017, compared to $12.4 million for the three months ended June 30, 2016, an decrease of $0.8 million or 6.8%. The decrease was primarily due to a $2.6 million in restructuring and R-Tech acquisition costs that occurred in the second quarter of 2016 but did not occur in the second quarter 2017, partially offset by the Vtesse acquisition and inclusion of Vtesse administrative costs and personnel costs related to severance of multiple executives.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
(In thousands)	2017	2016
Salaries, benefits and related costs	$622	$107
Consulting and other professional expenses	48	21
Data purchases	37	43
Promotional materials & programs	150	796
Other expenses	554	(344)
Total	$1,411	$623

Selling and marketing expenses were $1.4 million for the three months ended June 30, 2017, compared to $0.6 million for the three months ended June 30, 2016, an increase of $0.8 million or 126.5%. The increase was primarily due to the creation of a commercial function to support VTS-270 during the three months ended June 30, 2017.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
(In thousands)	2017	2016
Interest income	$-	$10
Interest expense	(2,916)	(5,972)
Other expense, net	(476)	(2,539)
Total	$(3,392)	$(8,501)

Interest expense was $2.9 million for the three months ended June 30, 2017, compared to $6.0 million for the three months ended June 30, 2016, a decrease of $3.1 million or 51.2%. This decrease resulted from interest rates on notes payable decreasing from 8.4% to 3.3% as a result of refinancing our debt. The benefit from the lower interest rates was partially offset by higher principal balance.

Other expense, net was $0.5 million for the three months ended June 30, 2017, compared to $2.5 million for the three months ended June 30, 2016, a change of $2.0 million, substantially all of which was attributable to a decrease in foreign currency exchange losses.

Income Taxes

We recorded an income tax expense of $1.9 million and benefit of $0.1 million for the three months ended June 30, 2017 and 2016, respectively. In 2017, earnings (prior to considering the expense recognized for acquired in-process research and development) exceeded the pre-tax earnings for the three months ended June 30, 2016. This increase in earnings, along with no tax benefit available for the acquired in-process research and development from Vtesse, were the primary drivers of increase in tax expense.

The effective tax rate (ETR) for the three months ended June 30, 2017 was (1.1)%, compared to 5.8% in the same period of 2016. The ETR for the quarter was based on a projection of the full year rate. The decrease in the ETR was primarily due to the non-deductibility of the acquired in-process research and development expense.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenues

The following table summarizes our revenues for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Product royalty revenue	$38,997	$35,451
Product sales revenue - AMITIZA	63,472	50,121
Product sales revenue - RESCULA	4,919	4,863
Research and development revenue	8,499	6,799
Contract and collaboration revenue	292	1,925
Total	$116,179	$99,159

Total revenues were $116.2 million for the six months ended June 30, 2017, compared to $99.2 million for the six months ended June 30, 2016, an increase of $17.0 million or 17.2%.

Product royalty revenue

Product royalty revenue primarily represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $39.0 million for the six months ended June 30, 2017 compared to $35.5 million for the six months ended June 30, 2016, an increase of $3.6 million or 10.0%. The increase was primarily due to higher Takeda reported AMITIZA net sales which were driven by a mix of price and volume increases.

Product sales revenue

AMITIZA product sales revenue was $63.5 million for the six months ended June 30, 2017 compared to $50.1 million for the six months ended June 30, 2016, an increase of $13.4 million or 26.6%. The increase was primarily due to increased volumes of AMITIZA sold to Mylan in Japan and Takeda in North America. RESCULA product sales revenue was $4.9 million for both the six months ended June 30, 2017 and the six months ended June 30, 2016.

Research and development revenue

Research and development revenue was $8.5 million for the six months ended June 30, 2017 compared to $6.8 million for the six months ended June 30, 2016, an increase of $1.7 million or 25.0%. The increase was due to increased activity on the advancement of pediatric and alternative formulation studies for the six months ended June 30, 2016, for which we receive reimbursement from Takeda.

Contract and collaboration revenue

Contract and collaboration revenue was $0.3 million for the six months ended June 30, 2017 compared to $1.9 million for the six months ended June 30, 2016, a decrease of $1.6 million or 84.8%. The decrease was primarily attributable to the release of the collaboration obligation under the Global Takeda Agreement in the six months ended June 30, 2017.

Costs of Goods Sold

Costs of goods sold were $33.9 million for the six months ended June 30, 2017 compared to $43.7 million for the same period in 2016, an decrease of $9.8 million or 22.4%. The decrease was primarily due to the release of inventory step up of $15.2 million in 2016 that did not recur in 2017, partially offset by an increased cost of goods related to higher volume of AMITIZA product sales and foreign currency fluctuations.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Direct costs:
Lubiprostone	$15,347	$11,352
Cobiprostone	-	5,039
CPP-1X	4,518	2,928
RTU-1096	-	2,147
VTS270	4,748	-
Other	2,244	1,861
	26,857	23,327
Indirect costs	2,575	2,277
Total	$29,432	$25,604

Total research and development expenses for the six months ended June 30, 2017 were $29.4 million compared to $25.6 million for the six months ended June 30, 2016, an increase of $3.8 million or 15.0%. The increase was primarily due to research and development activity related to the newly acquired VTS-270 product candidate and the option fee related to the positive result from CPP’s futility analysis, partially offset by discontinuing certain research and development programs.

Acquisition

In April 2017, we acquired Vtesse, including its Phase 2b/3 product candidate known as VTS-270 (the IPR&D asset), a well-characterized mixture of 2-hydroxypropyl-ß-cyclodextrins (HPßCD) with a specific compositional fingerprint that distinguishes it from other HPßCD mixtures, for the treatment of Niemann-Pick Disease Type C1 (NPC-1), an ultra-orphan, progressive and fatal disease. Among the significant strategic benfits of the acquisition are that the purchased IPR&D further diversified our pipeline through the acquisition of a late-stage program, increased the Company’s focus on specialized area of high unmet need, and is expected to be accretive beginning in 2019. Under the terms of the agreement, the Company acquired Vtesse for upfront consideration of $212.0 million, and agreed to pay Vtesse shareholders contingent consideration based on mid-single digit to double-digit royalties on global net sales of the product based on increasing net sales levels, and a share of net proceeds that may be generated from the monetization of the  pediatric review voucher, which is expected to be granted in connection with the approval of the product in the U.S. Of the $212.0 million consideration, the Company made a cash payment of $182.0 million and re-issued $30.0 million of Treasury Stock, 2,782,678 Class A common shares, based upon the closing price of $10.78 on April 3, 2017, to Vtesse stockholders.

The preliminary purchase price allocation was determined as follows:

April 3,
2017
Total purchase price	$211,996
(In thousands)
Total fair value of tangible assets acquired and liabilities assumed

Deferred Tax Assets	(13,613)
Net Assets	(11,780)
Total IPR&D asset	$186,603

Vtesse did not meet the definition of a business under ASC 805 as substantially all of the fair value of Vtesse was attributable to the VTS-270 IPR&D asset. Based on the asset acquisition method of accounting, the consideration paid was allocated primarily to the IPR&D asset acquired of $186.6 million, which was immediately expensed as the IPR&D asset has no other alternate use. The balance was allocated to the remaining assets and liabilities based on their estimated fair values. The acquired IPR&D expense is not tax deductible.

The acquisition of the IPR&D asset and related expense had a significant impact on our results of operation for the three month ended June 30, 2017. The following summary shows the impact of IPR&D expense on our net loss per share:

Six Months Ended
June 30,
2017

(In thousands, except per share data)
Net loss	$(176,543)
Weighted average Common Class A shares outstanding - basic and diluted	44,826
Net loss per share - Basic and diluted	$(3.94)

Net loss adjustments:
Add: Acquired in-process research and development	$186,603
Add: Remaining adjusted net income (loss) items	19,378
Non-GAAP adjusted net income	$29,439

Add back: Accrued interest expense on convertible debt, net of tax	$2,892

Assumed exercise of options under treasury stock method	511
Assumed shares if-converted	18,079
Weighted average Common Class A shares outstanding- Diluted	63,416

Impact of IPR&D per share - diluted	$2.94

Impact of other adjusted net income (loss) items - diluted	$0.31

Non-GAAP adjusted EPS - diluted	$0.51

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Salaries, benefits and related costs	$7,860	$5,924
Legal, consulting and other professional expenses	12,974	4,990
Stock-based compensation expenses	3,393	2,671
Pharmacovigilance	548	871
Restructuring costs	365	1,633
R-Tech opportunity costs	-	1,687
Other expenses	4,134	3,574
Total	$29,274	$21,350

General and administrative expenses were $29.3 million for the six months ended June 30, 2017, compared to $21.4 million for the six months ended June 30, 2016, an increase of $7.9 million or 37.1%. The increase was primarily due to a $8.1 million increase in legal, consulting and other professional expenses related to the initiation of our patent litigation against Amneal (as discussed under “Legal Proceedings” below) and the acquisition of Vtesse and subsequent inclusion of Vtesse administrative costs, partially offset by lower restructuring costs and R-Tech opportunity costs for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Salaries, benefits and related costs	$861	334
Consulting and other professional expenses	118	56
Data purchases	77	89
Promotional materials & programs	217	797
Other expenses	654	122
Total	$1,927	$1,398

Selling and marketing expenses were $1.9 million for the six months ended June 30, 2017, compared to $1.4 million for the six months ended June 30, 2016, an increase of $0.5 million or 37.8%. The increase was primarily due to creation of a commercial function to support VTS-270, partially offset by reduction in RESCULA sales and marketing effort in Japan.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Interest income	$28	$35
Interest expense	(5,806)	(12,242)
Other expense, net	(265)	(2,886)
Total	$(6,043)	$(15,093)

Interest expense was $5.8 million for the six months ended June 30, 2017, compared to $12.2 million for the six months ended June 30, 2016, a decrease of $6.4 million or 52.6%. This decrease resulted from interest rates on notes payable decreasing from 8.4% to 3.3% as a result of refinancing our debt. The benefit from the lower interest rates was partially offset by higher principal balances.

Other expense, net was $0.3 million expense for the six months ended June 30, 2017, compared to $2.9 million expense for the six months ended June 30, 2016, a positive change of $2.7 million. The change was primarily attributable to foreign currency exchange rate fluctuations.

Income Taxes

We recorded an income tax expense of $5.5 million and income tax benefit of $3.1 million for the six months ended June 30, 2017 and 2016, respectively. In 2017, the year to date earnings (prior to considering the expense recognized for acquired in-process research and development) exceeded the pre-tax earnings for the six months ended June 30, 2016. This increase in earnings, along with no tax benefit available for the acquired in-process research and development from Vtesse, were the primary drivers of increase in tax expense.

The effective tax rate (ETR) for the six months ended June 30, 2017 was (3.2%) compared to 38.7% in the same period of 2016. The ETR for the quarter was based on a projection of the full year rate. The decrease in the ETR was was primarily due to the non-deductibility of the acquired in-process research and development expense.

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

Our cash, cash equivalents and restricted cash consist of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(In thousands)	2017	2016
Cash and cash equivalents	$84,734	$198,308
Restricted cash, current	213	213
Total	$84,947	$198,521

Our cash and cash equivalents are deposited in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less. As of June 30, 2017, and December 31, 2016, our restricted cash consisted of a certificate of deposit pledged to support an operating lease for our former office facility in Bethesda, Maryland.

On April 3, 2017, we acquired Vtesse for upfront consideration of $212.0 million. The acquisition was funded through the issuance of 2,782,676 shares of our Class A common stock and $182.0 million of cash on hand. Substantially all of the fair value of Vtesse is related to VTS-270, its only significant asset. VTS-270 is an investigational drug in a pivotal Phase 2b/3 study for the treatment of NPC-1, an ultra-orphan, progressive and fatal disease.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash provided by (used in):
Operating activities	$56,192	$26,285
Investing activities	(170,019)	(2,893)
Financing activities	319	(10,635)
Effect of exchange rates	(66)	6,940
Net (decrease) increase in cash and cash equivalents	$(113,574)	$19,697

Six months ended June 30, 2017

Net cash provided by operating activities was $56.2 million for the six months ended June 30, 2017. This was primarily due to net loss of $176.5 million plus adjustments to reconcile net income to net cash provided by operating activities consisting of acquired in-process research and development of $186.6 million, depreciation and amortization of $14.9 million, stock-based compensation expense of $5.6 million, less deferred tax provision of $4.7 million, as well as changes in operating assets and liabilities consisting of a increase in accounts receivable and product royalties receivable, net of $29.2 million.

Net cash used in investing activities was $170.0 million for the six months ended June 30, 2017 due to the $182.0 million of cash used to purchase in-process research and development from Vtesse, net of $12.3 million cash acquired.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2017. The cash received was primarily the result issuing Class A common stock upon the exercise of options and purchases through the employee stock purchase plan.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for six months ended June 30, 2017 was a decrease of $66,000.

Six months ended June 30, 2016

Net cash provided by operating activities was $26.3 million for the six months ended June 30, 2016. This was primarily due to adjustments to reconcile net loss to net cash consisting of depreciation and amortization of $30.1 million, unrealized currency translation losses of $9.1 million, deferred tax provision increase of $5.0 million, and stock-based compensation expense of $3.7 million. Additional cash provided by operating activities consisted of decreases in receivables of $9.9 million and changes in other assets and liabilities, net of $1.3 million. Partially offsetting these items were increases in prepaid and income taxes payable and receivable, net of $18.2 million, decreases in payables of $11.1 million and a net loss of $4.9 million.

Net cash used in investing activities was $2.9 million for the six months ended June 30, 2016. This was primarily due to the payment of the squeeze-out liability for non-tendering R-Tech shareholders of $7.7 million and investment in a convertible note receivable of $5.0 million, partially offset by a decrease in restricted cash of $10.6 million.

Net cash used in financing activities was $10.2 million for the six months ended June 30, 2016. This was primarily due to repayments of notes payable (net of restricted cash) of $12.4 million, partially offset by the issuance of Class A common stock upon the exercise of options.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2016 was an increase of $6.9 million.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended June 30, 2017 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 8, 2017.

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

As of June 30, 2017 and December 31, 2016, less than 1.0% of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2017. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 28, 2015, in connection with our acquisition of R-Tech, three non-tendering stockholders of R-Tech submitted complaints to the Tokyo District Court alleging that the purchase price of R-Tech’s shares was unfair, and demanding an appraisal of the fair value of the shares. The number of shares subject to these proceedings is minimal. On November 11, 2016, the Court (i) dismissed the petitions with respect to all shares purchased by the complainants after the public notice of the acquisition and (ii) with respect to shares purchase prior to such public notice, determined that the tender offer price was fair. One of the petitioners appealed this ruling; however, the appellate proceeding was dismissed on February 15, 2017. The petitioner has appealed to the Supreme Court of Japan; this final appeal remains ongoing as of the date of this report.

On March 2, 2017, we received a Paragraph IV certification notice letter (“Notice Letter”) regarding an Abbreviated New Drug Application (“ANDA”) submitted to the FDA by Amneal Pharmaceuticals, LLC (“Amneal”) requesting approval to market, sell and use a generic version of the 8 mcg and 24 mcg AMITIZA® (lubiprostone) soft gelatin capsule products. In its Notice Letter, Amneal alleges that certain patents covering compositions, formulations and methods of using AMITIZA, are invalid, unenforceable and/or will not be infringed by Amneal’s manufacture, use or sale of the product described in its ANDA. On April 13, 2017, we, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Amneal related to the ANDA filed by Amneal. The lawsuit claims infringement of five patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book), with the latest expiring in 2027. Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Amneal’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. This litigation remains ongoing as of the date of this report.

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

Item 6. Exhibits

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008
3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008
3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013
4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007
10.1^	Separation Agreement, dated as of May 17, 2017, between the Company and Andrew Smith	Included herewith
10.2^	Separation Agreement, dated as of June 6, 2017, between the Company and Matthias Alder	Included herewith
10.3^	Executive Employment Agreement, dated as of March 7, 2017, between the Company and Jones Woodrow Bryan, Jr.	Included herewith
12.1	Ratio of earnings to fixed charges	Included herewith
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101.[INS]	XBRL Instance Document	Included herewith
101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith
101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith
101.[DEF]	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith
101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith
101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith
* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Sucampo Pharmaceuticals, Inc.

August 2, 2017	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

August 2, 2017	By:	/s/ PETER PFREUNDSCHUH
Peter Pfreundschuh
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008
3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008
3.3	Amended and Restated Bylaws	8-K	001-33609	3.3	8/2/2013
4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007
10.1^	Separation Agreement, dated as of May 17, 2017, between the Company and Andrew Smith	Included herewith
10.2^	Separation Agreement, dated as of June 6, 2017, between the Company and Matthias Alder	Included herewith
10.3^	Executive Employment Agreement, dated as of March 7, 2017, between the Company and Jones Woodrow Bryan, Jr.	Included herewith
12.1	Ratio of earnings to fixed charges	Included herewith
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101.[INS]	XBRL Instance Document	Included herewith
101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith
101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith
101.[DEF]	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith
101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith
101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith
* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^ Compensatory plan, contract or arrangement.
The exhibits filed as part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.