Form 10-Q
period 2017-09-30
Sucampo Pharmaceuticals, Inc.
filed 2017-11-01
CIK 1365216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☑	Non accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
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

As of October 26, 2017, there were 46,636,924 shares of the registrant’s class A common stock outstanding.

1

Sucampo Pharmaceuticals, Inc.

Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$75,041	$198,308
Product royalties receivable	23,015	26,261
Accounts receivable, net	33,098	42,998
Restricted cash	-	213
Inventories, net	24,176	23,468
Prepaid expenses and other current assets	34,731	15,984
Total current assets	190,061	307,232
Investments, non-current	10,698	5,495
Property and equipment, net	5,690	6,216
Intangible assets, net	107,875	128,134
Goodwill	73,022	73,022
Other assets	798	752
Total assets	$388,144	$520,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,245	$9,190
Accrued expenses	12,239	12,389
Accrued interest	2,888	129
Deferred revenue, current	319	1,315
Income tax payable	9,666	7,153
Other current liabilities	5,821	2,175
Total current liabilities	37,178	32,351
Notes payable, non-current	291,945	290,516
Deferred revenue, non-current	2,625	805
Deferred tax liability, net	7,345	21,289
Other liabilities	9,417	8,791
Total liabilities	348,510	353,752

Commitments and contingencies (note 13)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Class A common stock, $0.01 par value; 270,000,000 shares authorized at September 30, 2017 and December 31, 2016; 46,636,924 and 46,415,749 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	466	464
Class B common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Additional paid-in capital	130,101	120,251
Accumulated other comprehensive income	54,457	54,527
Treasury stock, at cost; 227,266 and 3,009,942 shares at September 30, 2017 and December 31, 2016, respectively	(4,018)	(46,269)
(Accumulated deficit) retained earnings	(141,372)	38,126
Total stockholders' equity	39,634	167,099
Total liabilities and stockholders' equity	$388,144	$520,851

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product royalty revenue	$23,024	$20,771	$62,021	$56,222
Product sales revenue	35,815	31,554	104,206	86,538
Research and development revenue	2,381	3,172	10,880	9,971
Contract and collaboration revenue	46	2,376	338	4,301
Total revenues	61,266	57,873	177,445	157,032

Costs and expenses:
Costs of goods sold	17,436	15,586	51,354	59,278
Research and development	10,133	9,976	39,564	35,580
Acquired in-process research and development	-	-	186,603	-
Impairment of in-process research and development	-	7,286	-	7,286
General and administrative	9,972	11,061	39,246	32,411
Selling and marketing	2,525	696	4,452	2,094
Total costs and expenses	40,066	44,605	321,219	136,649

Income (loss) from operations	21,200	13,268	(143,774)	20,383
Non-operating income (expense):
Interest income	10	31	38	67
Interest expense	(2,956)	(5,899)	(8,762)	(18,141)
Other income (expense), net	(683)	8,102	(948)	5,216
Total non-operating income (expense), net	(3,629)	2,234	(9,672)	(12,858)

Income (loss) before income taxes	17,571	15,502	(153,446)	7,525
Income tax provision	(7,204)	(7,410)	(12,729)	(4,321)
Net income (loss)	$10,367	$8,092	$(166,175)	$3,204

Net income (loss) per share:
Basic	$0.22	$0.19	$(3.67)	$0.08
Diluted	$0.19	$0.19	$(3.67)	$0.07
Weighted average common shares outstanding:
Basic	46,344	42,813	45,338	42,704
Diluted	65,083	43,443	45,338	43,334

Comprehensive income (loss) :
Net income (loss)	$10,367	$8,092	$(166,175)	$3,204
Other comprehensive income (expense):
Unrealized gain on pension benefit obligation, net of tax	23	12	7	37
Foreign currency translation gain (loss), net of tax	-	4,635	(77)	40,890
Comprehensive income (loss)	$10,390	$12,739	$(166,245)	$44,131

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

				Accumulated			Retained
	Class A		Additional	Other			Earnings	Total
	Common Stock		Paid-In	Comprehensive	Treasury Stock		(Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Shares	Amount	Deficit)	Equity
Balance at December 31, 2016	46,415,749	$464	$120,251	$54,527	3,009,942	$(46,269)	$38,126	$167,099
Share-based compensation expense	-	-	8,067	-	-	-	-	8,067
Stock issued in connection with equity incentive plan	195,972	2	596	-	-	-	-	598
Stock issued under employee stock purchase plan	25,203	-	229	-	-	-	-	229
Stock withheld to cover employee taxes	-	-	(114)	-	-	-		(114)
Treasury stock issued for Vtesse acquisition	-	-	-		(2,782,676)	42,251	(12,251)	30,000
Unrealized loss on pension benefit obligation, net of tax	-	-	-	7	-	-	-	7
Foreign currency translation, net of tax	-	-	-	(77)	-	-	-	(77)
Cumulative-effect adjustment from adoption of ASU 2016-09	-	-	1,072	-			(1,072)	-
Net loss	-	-	-	-	-	-	(166,175)	(166,175)
Balance at September 30, 2017	46,636,924	$466	$130,101	$54,457	227,266	$(4,018)	$(141,372)	$39,634

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SUCAMPO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(166,175)	$3,204
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,354	37,873
Loss on disposal of property and equipment	-	535
Deferred tax (benefit) provision	(331)	(16,571)
Stock-based compensation	8,067	5,444
Acquired in-process research and development	186,603	-
Impairment of in-process research and development	-	7,286
Unrealized currency translations	206	9,811
Forgiveness of AMED deferred grant	-	(9,258)
Shortfall from stock-based compensation	-	(25)
Windfall benefit from stock-based compensation	(384)	(460)
Changes in operating assets and liabilities:
Product royalties receivable	3,247	2,021
Accounts receivable	10,154	3,526
Inventory	(708)	(2,000)
Prepaid and income taxes receivable and payable, net	(14,512)	(607)
Accounts payable	(4,468)	(4,094)
Accrued expenses	12	(2,414)
Accrued interest payable	2,760	(55)
Deferred revenue	824	(38)
Collaboration obligation	-	(4,185)
Other assets and liabilities, net	3,292	755
Net cash provided by operating activities	50,941	30,748
Cash flows from investing activities:
Convertible note receivable	(5,000)	(5,000)
Changes in restricted cash	-	12,302
Payment of squeeze-out liability for non-tendering R-Tech shareholders	-	(7,668)
Purchase of in-process research and development, net of cash acquired	(169,665)	-
Purchases of property and equipment	(403)	(1,219)
Purchase of investment	-	(250)
Net cash used in investing activities	(175,068)	(1,835)
Cash flows from financing activities:
Payments of notes payable	-	(36,332)
Changes in restricted cash	213	17,676
Proceeds from exercise of stock options	598	1,662
Proceeds from employee stock purchase plan	229	174
Tax payment upon settlement of stock awards	(114)	-
Net cash provided by (used in) financing activities	926	(16,820)
Effect of exchange rates on cash and cash equivalents	(66)	8,088
Net (decrease) increase in cash and cash equivalents	(123,267)	20,181
Cash and cash equivalents at beginning of period	198,308	108,284
Cash and cash equivalents at end of period	$75,041	$128,465

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

1. Business Organization and Basis of Presentation

Description of the Business

Sucampo Pharmaceuticals, Inc., (Company) is a global biopharmaceutical company focused on developing, identifying, acquiring and bringing to market innovative medicines that meet unmet medical needs. The Company’s primary focus areas are medicines that treat gastrointestinal, ophthalmic, autoimmune, inflammatory, neurological and oncology disorders.

The Company currently generates revenue mainly from product royalties, development and milestone payments, product sales and reimbursements for development activities. The Company expects to continue to incur significant expenses for the next several years as it continues its research and development activities, seeks additional regulatory approvals and additional indications for approved products and other compounds, and seeks strategic opportunities for acquiring new products and product candidates.

AMITIZA® (lubiprostone) is being marketed in the United States for three gastrointestinal indications under the collaboration and license agreement (as amended in October 2014, the North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, the Company is primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the United States (U.S.) and Canada. The Company and Takeda initiated commercial sales of AMITIZA in the U.S. for the treatment of CIC in April 2006, for the treatment of IBS-C in May 2008 and for the treatment of OIC in May 2013. Takeda is currently required to provide a minimum annual commercial investment under the North America Takeda Agreement and may reduce the minimum annual commercial investment on a specified date, or earlier if a generic equivalent enters the market. In October 2015, Health Canada approved AMITIZA for CIC in adults. In October 2014, the Company and Takeda executed amendments to the North America Takeda Agreement which, among other things, extended the term of the North America Takeda Agreement beyond December 2020. During the extended term beginning in January 2021, Takeda and the Company will share the annual net sales revenue of the branded AMITIZA products.

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

The Company’s clinical development programs include the following:

Lubiprostone Alternate Formulation

The Company is developing an alternate formulation of lubiprostone for both adult and pediatric patients. Takeda has agreed to fund 100% of the costs, up to a cap, of this alternate formulation work. The Company recently completed a Phase 3 study to evaluate the bioequivalence of the alternate “sprinkle” and capsule formulations of lubiprostone as compared to placebo in adult subjects with CIC. The results of the study did not show bioequivalence between the formulations, although clinical activity was observed and treatment was well tolerated. The Company’s focus continues to be on the potential approval of the pediatric indication; however, the Company has announced that it will not be moving forward with an NDA submission for the sprinkle formulation in adults.

Lubiprostone for Pediatric Functional Constipation

A Phase 3 program required to support an application for marketing authorization of lubiprostone for pediatric functional constipation comprises four clinical trials. The first two trials, one of which was completed in late 2016, test the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of these trials was a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013 and completed enrollment in April 2016. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. In November 2016, the Company announced that the Phase 3 trial of AMITIZA in pediatric functional constipation in children 6 to 17 years of age failed to achieve its primary endpoint of overall spontaneous bowel movement (SBM), response. The trial achieved statistical significance for some secondary endpoints, notably overall SBM frequency, straining, and stool consistency. In addition, in this study lubiprostone was well tolerated. The Company has entered into a process with the U.S. Food and Drug Administration (FDA) and other constituencies and, as a result of initial discussion with the FDA, submitted a supplemental NDA on July 28, 2017, which has been accepted with priority review. Additionally, after further consultations with the FDA to better determine the doses and endpoints that should be studied, we expect the Phase 3 program for the alternate formulation of lubiprostone described above will be followed in mid-2018 with a Phase 3 program in patients 6 months to likely 6 years of age using the alternate formulation. Takeda agreed to fund 70% of the costs, up to a cap, and then 50% of the costs thereafter, of this pediatric functional constipation program. In June 2017, the Company reached the spending cap; accordingly, Takeda is now responsible for reimbursing 50% of the pediatric research and development costs.

CPP 1-X/Sulindac Combination Product

In January 2016, the Company entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a Phase 3 clinical trial, which is being conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under the agreement with CPP, the Company has the exclusive option to license this product in North America. There are currently no approved treatments for FAP.  The ongoing Phase 3 study, known as CPP FAP-310, is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators.  On June 7, 2017, CPP informed the Company that an Independent Data Monitoring Committee (IDMC), following a planned interim futility analysis, found no reason to discontinue the Phase 3 study, CPP FAP-310, evaluating CPP-1X/sulindac for adults with FAP. Results from the clinical trial are expected in 2018. Pursuant to the Company’s agreement with CPP, the Company made the $4.5 million payment for the second option fee tranche in July 2017, which was recorded in research and development expense for the nine months ended September 30, 2017. In September 2017, the Company made a further $5.0 million investment in CPP, in the form of a convertible note, pursuant to its license arrangement with CPP.

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

The Company accounted for the transaction as an asset acquisition and incurred an acquired in-process research and development charge of $186.6 million (and no related current tax benefit) in the second quarter of 2017. Additionally, the Company recorded a deferred tax asset of $13.6 million related to the acquired net operating loss.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 8, 2017. The financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments or accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

2. Summary of Significant Accounting Policies

Certain Risks, Concentrations and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash and receivables. The Company places its cash, cash equivalents and restricted cash with highly rated financial institutions. As of September 30, 2017 and December 31, 2016, approximately $1.1 million, or 1.5%, and $1.2 million, or less than 1%, respectively, of the Company’s cash, cash equivalents, and restricted cash were issued or insured by the U.S. government or other government agencies. The Company has not experienced any losses on these accounts related to amounts in excess of insured limits.

Revenues from Takeda, an unrelated party, accounted for 63.0% and  65.7% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively, and 62.6% and 65.6% of the Company’s total revenues for the nine months ended September 30, 2017 and 2016, respectively. Accounts receivable and product royalties receivable from Takeda accounted for 69.0% and 69.6% of the Company’s total accounts receivable and product royalties receivable at September 30, 2017 and December 31, 2016, respectively.

Revenues from another unrelated party, Mylan, accounted for 33.5% and 30.1% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively, and 33.3% and 29.6% of the Company’s total revenues for the nine months ended September 30, 2017 and 2016, respectively. Accounts receivable from Mylan accounted for 27.1% and 30.1% of the Company’s total accounts receivable and product royalties receivable at September 30, 2017 and December 31, 2016, respectively.

The Company depends significantly upon collaborations with Takeda and Mylan, and its activities may be impacted if these relationships are disrupted.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments approximate their fair values due to their short maturities, independent valuations or internal assessments. The Company’s financial instruments include cash and cash equivalents, restricted cash, receivables, accounts payable and other accrued liabilities. The Company’s investment in CPP is measured at fair value on a recurring basis, and the Company estimated the fair value of its long-term debt as of September 30, 2017 based on the available market data as of September 30, 2017.

Variable Interest Entities

The Company performs initial and on-going evaluations of the entities with which it has variable interests, such as equity ownership, in order to identify entities (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest. Such entities are classified as variable interest entities (VIEs). If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE. As of September 30, 2017 and December 31, 2016, CPP, in which the Company held a variable interest, was determined to be a VIE. However, as described in Note 8, the Company does not have the power to direct CPP’s economic performance and, as a result, the Company is not the primary beneficiary of CPP and the entity is not consolidated with the financial statements of the Company.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company’s calendar year beginning January 1, 2017. On January 1, 2017, as a result of adopting ASU No. 2016-09, the Company recorded a cumulative-effect adjustment of $1.1 million between retained earnings and additional paid in capital as the Company elected to recognize forfeitures as they occur. Additionally, a retrospective adjustment to the Company’s statement of cash flows for the nine months ended September 30, 2016 resulted in an increase of $460,000 to net cash provided by operating activities and a decrease of $460,000 to net cash provided by financing activities.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the test for goodwill impairment.” ASU No. 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 in the quantitative test and requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019. The new standard is effective for the Company for its fiscal 2021 fourth quarter goodwill impairment test. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company elected to early adopt ASU No. 2017-04 on January 1, 2017. The adoption had no impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2017.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace numerous requirements in GAAP, including industry-specific requirements. This guidance provides a five-step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The FASB has issued several amendments to the standard including clarification on accounting for licenses of intellectual property, identifying performance obligations, and most recently, technical corrections on the interpretation of the new guidance. ASU No. 2014-09 requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance. This guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earning – referred to as the modified retrospective method.

The Company has established a project team in order to analyze the effect of the standard on its revenue streams by reviewing its current accounting policies and practices to identify potential differences which would result from applying the requirements of the new standard to its revenue contracts. The Company has identified each revenue stream and is nearing the completion of its assessment of all potential effects of the standard. The Company continues to evaluate the impact of adoption. The Company plans to adopt the new standard effective January 1, 2018, applying the modified retrospective method. The adoption of ASU No. 2014-09 will at least impact the timing of certain product sales revenues that are currently being recognized using the sell-through method.  We anticipate that the adoption of ASU 2014-09 will result in earlier recognition of these product sales revenues and will create an adjustment to the Company’s accumulated deficit balance.

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

The computation of net loss per share for the three and nine months ended September 30, 2017 and 2016 is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Basic net income (loss) per share:
Net income (loss)	$10,367	$8,092	$(166,175)	$3,204
Weighted-average number of common shares-basic	46,344	42,813	45,338	42,704

Basic net income (loss) per share	$0.22	$0.19	$(3.67)	$0.08

Diluted net income (loss) per share:
Net income (loss)	$10,367	$8,092	$(166,175)	$3,204
Interest expense applicable to convertible debt, net of tax	1,450	-	-	-
Amortization of debt issuance costs, net of tax	289	-	-	-
Net income (loss) for calculation of diluted net income (loss) per share	$12,106	$8,092	$(166,175)	$3,204

Weighted-average number of common shares-basic	46,344	42,813	45,338	42,704
Assumed exercise of stock options under the treasury stock method	660	630	-	630
Assumed shares from Convertible Notes under if-converted method	18,079	-	-	-
Weighted-average number of common shares-diluted	65,083	43,443	45,338	43,334

Diluted net income (loss) per share	$0.19	$0.19	$(3.67)	$0.07

The outstanding options to purchase common stock and the shares issuable under the Convertible Note utilizing the if-converted method were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Employee stock options	3,885	2,410	6,435	2,410
Convertible Notes, assumed shares if-converted	-	-	18,079	-

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

Company revenues by product category were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Product sales revenue - AMITIZA	$33,652	$29,132	$97,124	$79,253
Product sales revenue - RESCULA	2,163	2,422	7,082	7,285
Product royalty revenue	23,024	20,771	62,021	56,222
Research and development revenue	2,381	3,172	10,880	9,971
Contract and collaboration revenue	46	2,376	338	4,301
Total	$61,266	$57,873	$177,445	$157,032

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

Company revenues by geographic location were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
United States	$38,572	$34,911	$110,903	$98,073
Japan	22,694	19,839	66,309	54,004
Rest of the world	-	3,123	233	4,955
Total	$61,266	$57,873	$177,445	$157,032

The Company’s property and equipment, net by geographic location where located on September 30, 2017 and December 31, 2016 were as follows:

(In thousands)	September 30, 2017	December 31, 2016
United States	$2,646	$3,065
Japan	3,020	3,119
Rest of the world	24	32
Total	$5,690	$6,216

5. Asset Acquisition

The following table and narrative summarizes the Company’s asset acquisition during the nine months ended September 30, 2017.

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense (In thousands)
Vtesse Inc	VTS-270 - 2-hydroxypropyl-ß-cyclodextrins (HPßCD)	April 2017	Phase 2b / 3	$186,603

(1)	The phase of development presented is as of the date of the arrangement.

In April 2017, the Company acquired Vtesse, including its Phase 2b/3 product candidate, VTS-270 (the IPR&D asset), a well-characterized mixture of HPßCD with a specific compositional fingerprint that distinguishes it from other HPßCD mixtures, for the treatment of NPC-1, an ultra-orphan, progressive and fatal disease. Under the terms of the agreement, the Company acquired Vtesse for upfront consideration of $212.0 million and agreed to pay contingent consideration based on mid-single digit to double-digit royalties on global net sales of the product based on increasing net sales levels, and a share of net proceeds that may be generated from the monetization of a pediatric review voucher, which the Company expects to be granted in connection with U.S regulatory approval of VTS-270. Of the $212.0 million consideration, the Company made a cash payment of $182.0 million and issued $30.0 million of Treasury Stock, in the form of 2,782,678 Class A common shares, based upon the closing price of $10.78 on April 3, 2017, to former Vtesse stockholders.

The following summarizes the preliminary purchase price allocation:

(In thousands)
Total purchase price	$211,996
Total fair value of tangible assets acquired and liabilities assumed:

Deferred Tax Assets	(13,613)
Net Assets	(11,780)
Total IPR&D asset	$186,603

Vtesse did not meet the definition of a business under ASC 805, as substantially all of the fair value of Vtesse was attributable to the VTS-270 IPR&D asset. Based on the asset acquisition method of accounting, the consideration paid was allocated primarily to the IPR&D asset acquired of $186.6 million, which was immediately expensed as the IPR&D asset has no other alternate use. The balance was allocated to the remaining assets and liabilities based on their estimated fair values. The acquired IPR&D expense is not tax deductible.

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

The Company has elected the fair value option on its investment in CPP; as such, it is measured at fair value on a recurring basis and was classified as Level 2. At September 30, 2017, the estimated fair value of the investment in CPP was $10.4 million. For the three months ended September 30, 2017, the Company recorded $0.1 million in other income due to the increase in fair value of the investment in CPP.

The estimated fair value of the Company’s long-term debt at September 30, 2017 was $309.0 million, was classified as Level 2, and was based on available market data as of September 30, 2017.

The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future. As of September 30, 2017 and December 31, 2016, there were no financial instruments measured at fair value on a non-recurring basis.

7. Inventory

Inventories are stated at the lower of cost and net realizable value with cost being determined using a standard cost method, which approximates average cost. Inventories consist of raw materials, work-in-process and finished goods. The Company’s inventories include the direct purchase cost of materials and supplies and manufacturing overhead costs.

Inventory consisted of the following at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Raw materials	$787	$1,414
Work in process	21,722	18,045
Finished goods	1,667	4,009
Total	$24,176	$23,468

8. Investments, Non-Current

Investment in CPP

In 2016, the Company entered into a Securities Purchase Agreement (CPP Securities Agreement) and an Option and Collaboration Agreement (CPP Option Agreement) with CPP for the development and commercialization of CPP-1X/sulindac combination.

Under the terms of the CPP Securities Agreement, the Company provided $5.0 million in January 2016 and $5.0 million in September 2017 to CPP in exchange for convertible notes. Both convertible notes bear interest at the rate of 5% per annum. The January 2016 and the September 2017 convertible notes mature on January 31, 2019 and September 6, 2020, respectively, unless earlier converted or prepaid.

Under the terms of the CPP Option Agreement, CPP granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/Sulindac combination product in North America. CPP-1X/Sulindac is currently in a Phase 3 clinical trial for the treatment of FAP. Target enrollment in the study was achieved in April 2016 and the trial is expected to conclude in 2018. The Company agreed to pay CPP an option fee of $7.5 million, payable in two tranches. The first tranche of $3.0 million was paid in January 2016 upon signing.  On June 7, 2017, CPP informed the Company that an IDMC, following a planned interim futility analysis, found no reason to discontinue the Phase 3 study. Pursuant to the Company’s agreement with CPP, the Company made a $4.5 million payment for the second option fee tranche, which was recorded as research and development expense for the nine months ended September 30, 2017.

CPP is considered to be a VIE with respect to the Company. Following the $4.5 million license option tranche payment and $5.0 million investment, the Company reassessed whether it is the primary beneficiary of CPP. The Company concluded that the power to direct the activities that most significantly impact CPP’s economic performance continues to be held by the board of directors and management of CPP. The Company does not have a voting representative on CPP’s board and does not have the right to appoint or elect such a voting representative. Therefore, the Company is not the primary beneficiary of CPP, and the entity is not consolidated with the financial statements of the Company.

The Company’s maximum exposure to loss as a result of its involvement with CPP was $10.4 million and $5.2 million as of September 30, 2017, and December 31, 2016, respectively.

The Company has elected the fair value option on the convertible notes received from CPP due to the financial characteristics of the investment. As of September 30, 2017 and December 31, 2016, the fair value of the convertible notes were $10.4 million and $5.2 million, respectively.

9. Intangible Assets

Intangible assets, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Weighted average life (in months)	Carrying amount	Weighted average life (in months)	Carrying amount
Carrying amount (in thousands)
Patent and license rights	51	$10,513	60	$10,513
Manufacturing know-how	59	134,600	65	134,600
Accumulated amortization		(54,401)		(34,142)
Impairment losses		(5,651)		(5,651)
Foreign currency translation adjustments		22,814		22,814
Total intangible assets, net		$107,875		$128,134

For each of the three months ended September 30, 2017 and 2016, the Company recorded amortization expense of $6.7 million. For the nine months ended September 30, 2017 and 2016, the Company recorded amortization expense of $20.3 million and $18.9 million, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Research and development costs	$3,645	$3,030
Employee compensation	5,473	7,513
Legal and accounting fees	1,005	622
Selling and marketing	958	-
Information technology	444	-
Restructuring	-	163
Other accrued expenses	714	1,061
Total	$12,239	$12,389

Other current liabilities consisted of the following at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Indirect taxes payable	$5,203	$1,756
Squeeze out liability for non-tendering R-Tech shareholders	150	155
Other current liabilities	468	264
Total	$5,821	$2,175

11. Other Liabilities

Other liabilities consisted of the following at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Deferred grants	$750	$750
Unrecognized tax benefits	4,342	4,060
Deferred leasehold incentive	1,458	1,582
Defined benefit obligation	855	818
Lease liability	1,594	1,183
Other	418	398
Total	$9,417	$8,791

12. Debt

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

As of September 30, 2017, the Company was in compliance with all covenants and conditions under the Convertible Notes.

The Convertible Notes are subject to the fair value disclosure requirements as discussed in Note 6 and are classified as a Level 2 instrument. The estimated fair value of the Convertible Notes at September 30, 2017 and December 31, 2016 was $309.0 million and $319.5 million, respectively.

Total future interest and debt principal repayment obligations related to the Convertible Notes were as follows as of September 30, 2017:

(In thousands)	Year Ending December 31,
2017	$2,458
2018	9,750
2019	9,750
2020	9,752
2021	309,323
Total minimum interest and debt principal payments	$341,033

On October 31, 2017, the Company, as borrower, entered into a credit agreement, (Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders, providing for (i) a three-year, $100 million revolving loan facility and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively, the Facility). The Facility includes a $50 million multicurrency subfacility, a $5 million letter of credit subfacility and a $5 million swing line loan subfacility. Loans under the Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.50% to 3.50% per annum, based upon the total net leverage ratio, or (b) the prime lending rate, plus an applicable margin ranging from 1.50% to 2.50% per annum, based upon the total net leverage ratio. Any borrowings of the Facility through the end of 2018 will be fixed to an interest rate of LIBOR plus 300 basis points.

The Company can borrow under the Facility through October 31, 2020, at which time the Facility expires and all outstanding principal amounts will be due and payable. The Facility is secured by all tangible and intangible assets of the Company and certain of its subsidiaries, except for certain customary excluded assets, and 65% of the capital stock of certain of the Company’s foreign subsidiaries. Any undrawn amount of the Facility will accrue a commitment fee of 0.50% through the end of 2018. The commitment fee for any undrawn amount of the Facility after 2018 may fluctuate based on the Company’s total net leverage ratio for the remainder of the term. The Facility requires the Company to comply with financial covenants, including a maximum senior secured net leverage ratio, minimum liquidity and minimum EBITDA covenants. There was no outstanding balance under the Facility as of the date of issuance of these financial statements.

13. Commitments and Contingencies

Operating Leases

The Company leases office space in the United States, Switzerland and Japan under operating leases through 2027. Total future minimum, non-cancelable lease payments under operating leases as of September 30, 2017 were as follows:

(In thousands)	Year Ending December 31,
2017	$579
2018	2,173
2019	1,672
2020	1,426
2021	1,328
Total minimum lease payments	$7,178

Rent expense for all operating leases was $0.4 million and $0.7 million for the three months ended September 30, 2017 and September 30, 2016, respectively and $1.2 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively.

CPP

As described in Note 8, under the terms of the CPP Option Agreement, CPP granted the Company the sole option to acquire an exclusive license to commercialize CPP-1X/Sulindac combination product in North America.

Upon exercise of its exclusive option, the Company would acquire the rights to negotiate an exclusive license to develop and commercialize the product in North America for all indications. In connection with the execution of the definitive license agreement, the Company could be obligated to pay CPP up to an aggregate of $190.0 million of specified license fees and clinical development and sales milestones. The first such payment to CPP would be due upon the execution of the license agreement; the amount of the license fee will be $5.0 million if the Company’s option is exercised prior to the completion of the CPP FAP-310 trial or $10.0 million if the license agreement is exercised after such completion. Under the terms of the license, the Company and CPP would share equally in net profits from the sale of licensed products.

14. Stock Option Plans

A summary of employee stock option activity for the nine months ended September 30, 2017 under the Company’s Amended and Restated 2006 Stock Incentive Plan is presented below:

2006 Stock Incentive Plan	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	4,642,399	$10.86
Options granted	-	-
Options exercised	(119,995)	4.98
Options forfeited	(468,770)	10.91
Options expired	(12,599)	9.60
Options outstanding, September 30, 2017	4,041,035	11.03	6.9	$8,765,785
Options exercisable, September 30, 2017	2,425,729	10.05	6.2	$6,984,532
Options vested and expected to vest, September 30, 2017	4,041,035	11.03	6.9	$8,765,785

A summary of employee stock option activity for the nine months ended September 30, 2017 under the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) is presented below:

2016 Equity Incentive Plan	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2016	74,750	$12.66
Options granted	1,993,694	11.36
Options exercised	-	-
Options forfeited	(91,557)	11.85
Options expired	(36,700)	13.97
Options outstanding, September 30, 2017	1,940,187	11.33	7.8	$1,315,226
Options exercisable, September 30, 2017	377,153	11.36	0.6	$539,950
Options vested and expected to vest, September 30, 2017	1,940,187	11.33	7.8	$1,315,226

The weighted average grant date fair value of options granted during the nine months ended September 30, 2017 was $5.33.

A summary of employee restricted stock units activity for the nine months ended September 30, 2017 under the Company’s 2016 Plan is presented below:

2016 Equity Incentive Plan	Shares	Weighted Average Grant Date Fair Value
Outstanding Restricted Stock Units, December 31, 2016	63,700	$12.29
Restricted Stock Units granted	487,454	11.77
Restricted Stock Units vested	(86,900)	12.17
Restricted Stock Units forfeited	(15,729)	11.85
Outstanding Restricted Stock Units, September 30, 2017	448,525	11.76

Employee Stock Purchase Plan

The following table summarizes the activity under the Company’s Amended and Restated 2006 Employee Stock Purchase Plan for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(In thousands, except share amounts)	2017	2016
Shares issued under the ESPP	25,203	18,719
Cash received by the Company under the ESPP	$229,537	$174,572

Accumulated Other Comprehensive Income

The following table details the accumulated other comprehensive income (loss) activity for the nine months ended September 30, 2017 and 2016:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Income on Investments, Net of Tax Effect	Unrealized Gain (Loss) on Pension Benefit Obligation	Accumulated Other Comprehensive Income
Balance January 1, 2016	$14,243	$42	$(873)	$13,412
Other comprehensive income (loss) before reclassifications	40,890	-	37	40,927
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance September 30, 2016	$55,133	$42	$(836)	$54,339

Balance January 1, 2017	$55,119	$42	$(634)	$54,527
Other comprehensive loss before reclassifications	(77)	-	7	(70)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Balance September 30, 2017	$55,042	$42	$(627)	$54,457

15. Income Taxes

The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. The Company’s operating subsidiaries are exposed to effective tax rates ranging from zero to approximately 40%. Fluctuations in the distribution of pre-tax income among the Company’s operating subsidiaries can lead to fluctuations of the effective tax rate in the condensed consolidated financial statements. In the three months ended September 30, 2017 and 2016, the actual effective tax rates were 41% and 47.8%, respectively, and for the nine months ended September 30, 2017 and 2016, the actual effective tax rates were (8.3%) and 57.4%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2017 and September 30, 2016 was due to a decrease in current U.S. income inclusions for activities captured in the Company’s controlled foreign corporations. The decrease in the effective tax rate for the nine months ended September 30, 2017 and September 30, 2016 was primarily due to the non-deductibility of the acquired in-process research and development expense during 2017. Tax expense for the three months ended September 30, 2017 decreased compared to the three months ended September 30, 2016 due to the lower effective tax rate described above. Tax expense for the nine months ended September 30, 2017 increased compared to the nine months ended September 30, 2016 primarily due an increase in earnings with no tax benefit available for the acquired in-process research and development in 2017 from Vtesse.

The Company assesses uncertain tax positions in accordance with ASC 740 (ASC 740-10 Accounting for Uncertainties in Tax). As of September 30, 2017, the Company’s net unrecognized tax benefits totaled $3.2 million, excluding interest and penalties. Of this balance, $1.7 million would favorably impact the Company’s effective tax rate in the periods if they are recognized. Management has not identified any material uncertain tax positions that are reasonably likely to be released during the next 12 months due to lapse of statutes of limitations or settlements with tax authorities.

The Company conducts business globally and, as a result, files numerous consolidated and separate income tax returns in the U.S., Switzerland and Japan, as well as in various other state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Currently tax years 2012 to 2016 remain open and subject to examination in the major tax jurisdictions in which tax returns are filed. The tax years 2009-2011 were examined by the U.S. tax authorities and resulted in no tax adjustments. On October 18, 2017, the Company was informed its Japanese subsidiaries’ 2013 through 2017 Japanese income tax returns are under audit by the  Japan Tax Authority (Regional Taxation Bureau).

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

AMITIZA (lubiprostone)

United States and Canada

AMITIZA is marketed in the U.S. for three gastrointestinal indications under a collaboration and license agreement (North America Takeda Agreement) with Takeda Pharmaceutical Company Limited (Takeda). These indications are chronic idiopathic constipation (CIC) in adults, irritable bowel syndrome with constipation (IBS-C) in adult women, and opioid-induced constipation (OIC) in adults suffering from chronic non-cancer related pain. Under the North America Takeda Agreement, we are primarily responsible for clinical development activities, while Takeda is responsible for commercialization of AMITIZA in the U.S. and Canada. Takeda is currently required to provide a minimum annual commercial investment under the North America Takeda Agreement and may reduce the minimum annual commercial investment on a specified date, or earlier if a generic equivalent enters the market. In October 2015, Health Canada approved AMITIZA for CIC in adults. In October 2014, we signed amendments (Takeda Amendments) to the North America Takeda Agreement which, among other things, extended the term of the North American Takeda Agreement beyond December 2020. During the extended term beginning in January 2021, we will share with Takeda the net sales revenue on branded AMITIZA products.

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

Country	Program Type	Target Indication	Development Phase	Next Milestone
Lubiprostone (AMITIZA ®)
U.S.	Commercial	Chronic idiopathic constipation (CIC) adults of all ages	Marketed	_____
U.S.	Commercial	Irritable bowel syndrome with constipation (adult women) (IBS-C)	Marketed	Phase 4 post-marketing study on higher dosage (and with additional male subjects) pending
U.S.	Commercial	Opioid-induced constipation (OIC) in patients with chronic non-cancer pain	Marketed	_____
U.S. & European Union (EU)	Clinical	Pediatric functional constipation (6 months - 6 years)	Phase 3	Phase 3
U.S.	Clinical	Pediatric IBS-C (6 years - 17 years)	Phase 3	Phase 3
U.S. & EU	Clinical	Pediatric functional constipation (6 years - 17 years)	sNDA submitted	Regulatory review for market approval
Japan	Commercial	Chronic constipation	Marketed	_____
Japan	Clinical	CIC adults, 2x12mcg capsule	sNDA submitted	Regulatory review for market approval
Switzerland	Commercial	CIC-adults of all ages	Marketed	_____
Switzerland	Commercial	OIC in patients with chronic non-cancer pain	Marketed	_____
U.K.	Commercial	CIC-adults of all ages	Marketed	_____
Canada	Clinical	CIC-adults of all ages	Received approval from Health Canada	Determine launch feasibility and plans
China	Clinical	CIC-adults of all ages	IND accepted	Initiate CIC study
European Union	Clinical	CIC-adults of all ages	Received national marketing approvals in Ireland, Germany, Austria, Belgium, the Netherlands, Luxembourg, Italy and Spain (where product is not yet launched)	Launch feasibility and planning under evaluation

Israel	Commercial	CIC-adults of all ages	Approved and marketed	_____
Israel	Commercial	IBS-C - adult women	Approved and marketed	_____
Israel	Commercial	OIC in patients with chronic non-cancer pain	Approved and marketed	_____
Mexico	Clinical	CIC-adults of all ages	Phase 3 completed	Regulatory review for market approval
Mexico	Clinical	IBS-C - adult women	Phase 3 completed	Regulatory review for market approval
Mexico	Clinical	OIC in patients with chronic non-cancer pain	Phase 3 completed	Regulatory review for market approval
Russia	Clinical	CIC-adults of all ages	Phase 3 completed	Regulatory review for market approval
Russia	Clinical	IBS-C - adult women	NDA filed	Regulatory review for market approval
South Korea	Clinical	CIC-adults of all ages	Phase 3 completed	Regulatory review for market approval
South Korea	Clinical	IBS-C - adult women	Phase 3 completed	Regulatory review for market approval
South Korea	Clinical	OIC in patients with chronic non-cancer pain	Phase 3 completed	Regulatory filing for market approval
Kazhakstan	Commercial	CIC-adults of all ages	Registered	Determine launch feasibility and plans
Kazhakstan	Commercial	IBS-C - adult women	Registered	Determine launch feasibility and plans
Kazhakstan	Commercial	OIC in patients with chronic non-cancer pain	Registered	Determine launch feasibility and plans
Singapore	Commercial	CIC	Approved	_____
Singapore	Commercial	OIC	Approved	_____
Singapore	Commercial	IBS-C - expanded to women and men	Approved	_____
Unoprostone isopropyl (RESCULA®)
Japan	Commercial	Glaucoma and ocular hypertension	Marketed	_____
CPP-1X/sulindac combination product
U.S.	Clinical and Option	Familial adenomatous polyposis (FAP) - adults of all ages	Phase 3	Complete Phase 3 trial
VTS-270 for Niemann-Pick disease type C1 product
U.S. & EU (and rest of world)	Clinical	Niemann-Pick disease type C1	Phase 2b/3	Complete Phase 2b/3 trial

Our Clinical Development Programs

Lubiprostone

Alternate Formulation

We are developing an alternate formulation of lubiprostone for both adult and pediatric patients. Takeda has agreed to fund 100% of the costs, up to a cap, of this alternate formulation work. We recently completed a Phase 3 study to evaluate the bioequivalence of the alternate “sprinkle” and capsule formulations of lubiprostone as compared to placebo in adult subjects with CIC. The results of the study did not show bioequivalence between the formulations, although clinical activity was observed and treatment was well tolerated. Our focus continues to be on the potential approval of the pediatric indication; however, we have announced that we will not be moving forward with an NDA submission for the sprinkle formulation in adults.

Pediatric Functional Constipation

A Phase 3 program required to support an application for marketing authorization of lubiprostone for pediatric functional constipation comprises four clinical trials. The first two trials, one of which was recently completed, test the soft gelatin capsule formulation of lubiprostone in patients 6 to 17 years of age. The first of these trials was a pivotal 12-week, randomized, placebo-controlled trial which was initiated in December 2013 and completed enrollment in April 2016. The second trial is a follow-on, long-term safety extension trial that was initiated in March 2014. In November 2016, we announced that the Phase 3 trial of AMITIZA in pediatric functional constipation in children 6 to 17 years of age failed to achieve its primary endpoint of overall spontaneous bowel movement (SBM) response. The trial achieved statistical significance for some secondary endpoints, notably overall SBM frequency, straining, and stool consistency. In addition, in this study lubiprostone was well tolerated. We have entered into a process with the U.S. Food and Drug Administration (FDA) and other constituencies and, as a result of initial discussion with the FDA, we submitted an sNDA on July 28, 2017, which has been accepted with priority review. Additionally, after further consultations with the FDA to better determine the doses and endpoints that should be studied, following the Phase 3 program for the alternate formulation of lubiprostone described above, we plan to initiate in mid-2018 a Phase 3 program in patients 6 months to likely 6 years of age using the alternate formulation. Takeda agreed to fund 70% of the costs, up to a cap, and then 50% of the costs thereafter, of this pediatric functional constipation program. In June 2017, we reached the spending cap; accordingly, Takeda is now responsible for reimbursing 50% of the pediatric research and development costs.

CPP 1-X/Sulindac Combination Product

In January 2016, we entered into an option and collaboration agreement under which Cancer Prevention Pharmaceuticals, Inc. (CPP) has granted us the sole option to acquire an exclusive license to commercialize CPP-1X/sulindac combination product in North America. This product is currently in a Phase 3 clinical trial, conducted by CPP for the treatment of familial adenomatous polyposis (FAP). Under our agreement with CPP, we have the exclusive option to license this product for North America. There are currently no approved treatments for FAP.  The ongoing Phase 3 study, known as CPP FAP-310, is a 150-patient, three-arm, double-blind, randomized trial of the combination agent and the single agent comparators.  Enrollment in the study has completed. On June 7, 2017 CPP informed us that an independent Data Monitoring Committee, following a planned interim futility analysis, found no reason to discontinue the Phase 3 study. Results from the clinical trial are expected in 2018. Pursuant to our agreement with CPP, we made the $4.5 million payment for the second option fee tranche in July 2017.

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

Non-GAAP Financial Metrics

In addition to disclosing financial results that are determined in accordance with GAAP, we also use the following non-GAAP financial metrics to understand and evaluate our operating performance:

•	Adjusted net income, which is GAAP net income (loss) adjusted to exclude the tax-effected impact of (i) amortization of acquired intangibles, (ii) intangible impairment, (iii) legal settlement, (iv) inventory step-up adjustment, (v) research and development license option expense, (vi) restructuring costs, (vii) one-time severance payments (viii) acquisition and integration-related expenses, (ix) acquired in-process research and development, (x) amortization of debt financing costs, (xi) foreign currency effect, and (xii) tax effect of aforementioned adjustments based on statutory tax rates;
•	Adjusted EPS-diluted, which is adjusted net income as defined above expressed on a diluted per share basis;
•	EBITDA, which is GAAP net income adjusted to exclude (i) taxes, (ii) interest expense, (iii) interest income, (iv) depreciation, (v) amortization of acquired intangibles, and (vi) inventory step-up adjustment;
•	Adjusted EBITDA, which is EBITDA as defined above further adjusted to exclude (i) share-based compensation expense, (ii) restructuring costs, (iii) one-time severance payments, (iv) acquired in-process research and development, (v) acquisition and integration-related expenses, (vi) research and development license option expense, (vii) legal settlement, and (viii) foreign currency effect.

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

The following tables present reconciliations of these non-GAAP financial metrics to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2017 and 2016.

Non-GAAP Financial Metrics
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Non-GAAP adjusted net income
GAAP net income (loss)	$10,367	$8,092	$(166,175)	$3,204
Amortization of acquired intangibles	6,753	6,677	20,258	18,922
Intangible impairment	-	7,286	-	7,286
Legal settlement	-	(9,260)	-	(9,260)
Inventory step-up adjustment	-	-	-	15,235
R&D license option expense	-	-	4,500	3,000
Restructuring costs	-	208	554	1,895
One-time severance payments	-	-	1,460	-
Acquisition and integration-related expenses	54	605	8,175	2,237
Acquired in-process research and development	-	-	186,603	-
Amortization of debt financing costs	489	875	1,438	2,686
Foreign currency effect	797	1,199	1,114	4,208
Tax effect of adjustments	(2,627)	(2,794)	(12,655)	(16,454)
Non-GAAP adjusted net income	$15,833	$12,888	$45,272	$32,959

Non-GAAP adjusted EPS - diluted	$0.27	$0.30	$0.78	$0.76

(In thousands)
Non-GAAP EBITDA
GAAP net income (loss)	$10,367	$8,092	$(166,175)	$3,204
Income taxes	7,204	7,410	12,729	4,321
Interest expense	2,956	5,899	8,762	18,141
Interest income	(10)	(31)	(38)	(67)
Depreciation	204	223	624	687
Amortization of acquired intangibles	6,753	6,677	20,258	18,922
Intangible impairment		7,286	-	7,286
Inventory step-up adjustment	-	-	-	15,235
EBITDA	$27,474	$35,556	$(123,840)	$67,729

(In thousands)
Non-GAAP adjusted EBITDA
EBITDA	$27,474	$35,556	$(123,840)	$67,729
Share-based compensation expense	2,502	1,722	7,626	5,420
Restructuring costs	-	208	554	1,895
One-time severance payments	-	-	1,460	-
Acquired in-process research and development	-	-	186,603	-
Acquisition and integration-related expenses	54	605	8,175	2,237
R&D license option expense	-	-	4,500	3,000
Legal settlement		(9,260)	-	(9,260)
Foreign currency effect	797	1,199	1,114	4,208
Adjusted EBITDA	$30,827	$30,030	$86,192	$75,229

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

Revenues

The following table summarizes our revenues for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
(In thousands)	2017	2016
Product sales revenue - AMITIZA	$33,652	$29,132
Product sales revenue - RESCULA	2,163	2,422
Product royalty revenue	23,024	20,771
Research and development revenue	2,381	3,172
Contract and collaboration revenue	46	2,376
Total	$61,266	$57,873

Total revenues were $61.3 million for the three months ended September 30, 2017, compared to $57.9 million for the three months ended September 30, 2016, an increase of $3.4 million or 6%.

Product sales revenue

Product sales revenue represents drug product sales of AMITIZA in North America, Japan and Europe, and drug product sales of RESCULA in Japan. AMITIZA product sales revenue was $33.7 million for the three months ended September 30, 2017 compared to $29.1 million for the three months ended September 30, 2016, an increase of $4.6 million or 16%. The increase was primarily attributable to increased AMITIZA sales in Japan under the Japan Mylan Agreement and North America under the North America Takeda Agreement driven by an increase in both volume and price. RESCULA product sales revenue was $2.2 million for the three months ended September 30, 2017 compared to $2.4 million for the three months ended September 30, 2016, a decrease of $0.2 million.

Product royalty revenue

Product royalty revenue primarily represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $23.0 million for the three months ended September 30, 2017 compared to $20.8 million for the three months ended September 30, 2016, an increase of $2.2 million or 11%. The increase was primarily due to higher Takeda reported AMITIZA net sales which were driven by a mix of price and volume increases and placed us into a higher royalty tier earlier in the third quarter 2017 compared to the third quarter of 2016.

Research and development revenue

Research and development revenue was $2.4 million for the three months ended September 30, 2017 compared to $3.2 million for the three months ended September 30, 2016. The decrease was primarily due to reduced work on pediatric and alternative formulation studies for lubiprostone, which are reimbursed under the Takeda North American Agreement.

Contract and collaboration revenue

Under the Global Takeda Agreement, we received an upfront payment from Takeda of $14.0 million in 2014, of which we were obligated to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda. Contract and collaboration revenue was $46,000 for the three months ended September 30, 2017 compared to $2.4 million for the three months ended September 30, 2016, a decrease of $2.3 million or 98%. The decrease was primarily due to the release of the collaboration obligation under the Global Takeda Agreement in the third quarter of 2016.

Costs of Goods Sold

Costs of goods sold were $17.4 million for the three months ended September 30, 2017 compared to $15.6 million for the three months ended September 30, 2016, an increase of $1.8 million or 12%. The increase was primarily due to the higher volume of AMITIZA product sales and changes in foreign currency exchange rates.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
(In thousands)	2017	2016
Direct costs:
Lubiprostone	$3,302	$6,787
Cobiprostone	-	697
CPP-1X	20	14
RTU-1096	-	383
VTS-270	4,933	-
Other	726	1,023
	8,981	8,904
Indirect costs	1,152	1,072
Total	$10,133	$9,976

Total research and development expenses for the three months ended September 30, 2017 were $10.1 million compared to $10.0 million for the three months ended September 30, 2016, an increase of $0.1 million. Although the total research and development expense was flat between the periods, the mix of research and development projects has shifted away from lubiprostone and to a new focus on the recently acquired VTS-270 product candidate.

Impairment of In-Process Research and Development

During the quarter ended September 30, 2016, we discontinued our VAP-1 Inhibitor RTU-1096 development program and changed the indication for our VAP-1 Inhibitor RTU-009 program. We considered the discontinuance and change in indication as a potential indicator of impairment of the related in-process research and development (IPR&D) asset. Accordingly, we performed an interim assessment, and as a result, recorded an impairment charge of $7.3 million during the quarter ended September 30, 2016, which represented the entire carrying value of the IPR&D asset. This charge is classified in our statement of operations as impairment of in-process research and development.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
(In thousands)	2017	2016
Salaries, benefits and related costs	$3,376	$2,588
Legal, consulting and other professional expenses	2,596	4,262
Share-based compensation expenses	1,818	1,172
Rent and facilities	312	502
Pharmacovigilance	157	440
Restructuring costs	-	208
R-Tech integration and acquisition costs	-	605
Other expenses	1,713	1,284
Total	$9,972	$11,061

General and administrative expenses were $10.0 million for the three months ended September 30, 2017, compared to $11.1 million for the three months ended September 30, 2016, a decrease of $1.1 million or 10%. The decrease was primarily due to $1.7 million in legal and professional costs that occurred in the third quarter of 2016 but did not occur in the third quarter of 2017, partially offset by an increase in personnel costs, including share-based compensation, as a result of the Vtesse acquisition in April 2017.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
(In thousands)	2017	2016
Salaries, benefits and related costs	$961	$100
Consulting and other professional expenses	474	11
Data purchases	36	43
Promotional materials & programs	181	498
Other expenses	873	44
Total	$2,525	$696

Selling and marketing expenses were $2.5 million for the three months ended September 30, 2017, compared to $0.7 million for the three months ended September 30, 2016, an increase of $1.8 million or 263%. The increase was primarily due to the creation of a commercial function to support VTS-270 during the three months ended September 30, 2017.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
(In thousands)	2017	2016
Interest income	$10	$31
Interest expense	(2,956)	(5,899)
Other (expense) income, net	(683)	8,102
Total	$(3,629)	$2,234

Interest expense was $3.0 million for the three months ended September 30, 2017, compared to $5.9 million for the three months ended September 30, 2016, a decrease of $2.9 million or 50%. This decrease resulted from interest rates on notes payable decreasing from 8.4% to 3.25% as a result of refinancing our debt in December 2016. The benefit from the lower interest rates was partially offset by a higher average principal balance.

Other income (expense), net was $(0.7) million for the three months ended September 30, 2017, compared to $8.1 million for the three months ended September 30, 2016, a change of $8.8 million, all of which was primarily attributable to the recognition of $9.3 million in other income from the forgiveness of the Japan Agency for Medical Research & Development (AMED) deferred grant that was a non-recurring event in the three months ended September 30, 2016.

Income Taxes

We recorded an income tax expense of $7.2 million and $7.4 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in the tax provision for the three months ended September 30, 2017 primarily pertained to a decrease in the effective tax rate noted below, partially offset by increased pretax earnings in 2017 as compared to 2016.

The effective tax rate (ETR) for the three months ended September 30, 2017 was 41.0% compared to 47.8% in the same period of 2016. The ETR for the quarter was based on a projection of the full year rate. The decrease in the ETR for the three months ended September 30, 2017 and September 30, 2016 was due to a decrease in current U.S. income inclusions for activities captured in our controlled foreign corporations.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenues

The following table summarizes our revenues for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Product sales revenue - AMITIZA	$97,124	$79,253
Product sales revenue - RESCULA	7,082	7,285
Product royalty revenue	62,021	56,222
Research and development revenue	10,880	9,971
Contract and collaboration revenue	338	4,301
Total	$177,445	$157,032

Total revenues were $177.4 million for the nine months ended September 30, 2017, compared to $157.0 million for the nine months ended September 30, 2016, an increase of $20.4 million or 13%.

Product sales revenue

AMITIZA product sales revenue was $97.1 million for the nine months ended September 30, 2017 compared to $79.3 million for the nine months ended September 30, 2016, an increase of $17.8 million or 22%. The increase was primarily due to increased volumes of AMITIZA sold to Mylan in Japan and Takeda in North America. RESCULA product sales revenue was $7.1 million and $7.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Product royalty revenue

Product royalty revenue primarily represents royalty revenue earned on Takeda net sales of AMITIZA in North America and was $62.0 million for the nine months ended September 30, 2017 compared to $56.2 million for the nine months ended September 30, 2016, an increase of $5.8 million or 10%. The increase was primarily due to higher Takeda reported AMITIZA net sales which were driven by a mix of price and volume increases and placed us into a higher royalty tier earlier in 2017 compared to 2016.

Research and development revenue

Research and development revenue was $10.9 million for the nine months ended September 30, 2017 compared to $10.0 million for the nine months ended September 30, 2016, an increase of $0.9 million or 9%. The increase was due to increased activity on the pediatric and alternative formulation studies for lubiprostone during the nine months ended September 30, 2017, which are reimbursed under the Takeda North American Agreement.

Contract and collaboration revenue

Under the Global Takeda Agreement, we received an upfront payment from Takeda of $14.0 million in 2014, of which we were obligated to reimburse Takeda for the first $6.0 million in developmental expenses incurred by Takeda. Contract and collaboration revenue was $0.3 million for the nine months ended September 30, 2017 compared to $4.3 million for the nine months ended September 30, 2016, a decrease of $4.0 million or 93%. The decrease was primarily attributable to the release of the collaboration obligation under the Global Takeda Agreement in the third quarter of 2016.

Costs of Goods Sold

Costs of goods sold were $51.4 million for the nine months ended September 30, 2017 compared to $59.3 million for the same period in 2016, an decrease of $7.9 million or 13%. The decrease was primarily due to the release of inventory step up of $15.2 million in 2016 that did not recur in 2017, partially offset by an increased cost of goods related to higher volume of AMITIZA product sales and foreign currency fluctuations.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Direct costs:
Lubiprostone	$18,649	$18,139
Cobiprostone	-	5,736
CPP-1X	4,538	2,942
RTU-1096	-	2,530
VTS-270	9,681	-
Other	2,969	2,884
	35,837	32,231
Indirect costs	3,727	3,349
Total	$39,564	$35,580

Total research and development expenses for the nine months ended September 30, 2017 were $39.6 million compared to $35.6 million for the nine months ended September 30, 2016, an increase of $4.0 million or 11%. The increase was primarily due to research and development activity related to our VTS-270 product candidate and the option fee related to the positive result from CPP’s futility analysis, partially offset by the discontinuation of certain research and development programs.

Acquisition

In April 2017, we acquired Vtesse, including its Phase 2b/3 product candidate known as VTS-270 (the IPR&D asset), a well-characterized mixture of 2-hydroxypropyl-ß-cyclodextrins (HPßCD) with a specific compositional fingerprint that distinguishes it from other HPßCD mixtures, for the treatment of Niemann-Pick Disease Type C1 (NPC-1), an ultra-orphan, progressive and fatal disease. Among the significant strategic benefits of the acquisition were that the purchased IPR&D further diversified our pipeline through the acquisition of a late-stage program, increased our focus on a specialized area of high unmet need, and is expected to be accretive beginning in 2019. Under the terms of the agreement, we paid upfront consideration of $212.0 million and agreed to pay contingent consideration based on mid-single digit to double-digit royalties on global net sales of the product based on increasing net sales levels, and a share of net proceeds that may be generated from the monetization of a pediatric review voucher, which we expect to be granted in connection with the U.S. regulatory approval of VTS-270. Of the $212.0 million consideration, we made a cash payment of $182.0 million and re-issued $30.0 million of Treasury Stock, in the form of 2,782,678 Class A common shares, based upon the closing price of $10.78 on April 3, 2017, to former Vtesse stockholders.

The following summarizes the preliminary purchase price allocation:

(In thousands)
Total purchase price	$211,996
Total fair value of tangible assets acquired and liabilities assumed:

Deferred Tax Assets	(13,613)
Net Assets	(11,780)
Total IPR&D asset	$186,603

Vtesse did not meet the definition of a business under ASC 805, as substantially all of the fair value of Vtesse was attributable to the VTS-270 IPR&D asset. Based on the asset acquisition method of accounting, the consideration paid was allocated primarily to the IPR&D asset acquired of $186.6 million, which was immediately expensed as the IPR&D asset has no other alternate use. The balance was allocated to the remaining assets and liabilities based on their estimated fair values. The acquired IPR&D expense is not tax deductible.

The acquisition of the IPR&D asset and related expense had a significant impact on our results of operations for the nine months ended September 30, 2017. The following summary shows the impact of IPR&D expense on our net loss per share:

Nine Months Ended
September 30,
(In thousands, except per share data)	2017
Net loss	$(166,175)
Weighted average Class A Common shares outstanding - basic and diluted	45,338
Net loss per share - Basic and diluted	$(3.67)

Net loss adjustments:
Add: Acquired in-process research and development	$186,603
Add: Remaining adjusted net income (loss) items	24,844
Non-GAAP adjusted net income	$45,272

Add back: Accrued interest expense on convertible debt, net of tax	$4,362

Adjustment to weighted average shares outstanding:
Assumed exercise of options under treasury stock method	553
Assumed shares if-converted	18,079
Weighted average Class A Common shares outstanding- diluted	63,970
Impact of IPR&D per share - diluted	$2.92
Impact of other adjusted net income (loss) items - diluted	$0.39
Non-GAAP adjusted EPS - diluted	$0.78

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Salaries, benefits and related costs	$11,236	$8,407
Legal, consulting and other professional expenses	16,025	9,555
Stock-based compensation expenses	5,211	3,843
Rent and facilities	947	1,657
Insurance	759	688
Pharmacovigilance	705	1,311
Restructuring costs	365	1,895
R-Tech integration and acquisition costs	-	2,206
Other expenses	3,998	2,849
Total	$39,246	$32,411

General and administrative expenses were $39.2 million for the nine months ended September 30, 2017, compared to $32.4 million for the nine months ended September 30, 2016, an increase of $6.8 million or 21%. The increase was primarily due to a $6.4 million increase in legal, consulting and other professional expenses related to the initiation of our patent litigations against Amneal and Teva (as discussed under “Legal Proceedings” below), as well as the acquisition of Vtesse and subsequent inclusion of Vtesse administrative costs, partially offset by lower restructuring costs and R-Tech integration and acquisition costs for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Selling and Marketing Expenses

The following table summarizes our selling and marketing expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Salaries, benefits and related costs	$1,822	434
Consulting and other professional expenses	592	67
Data purchases	112	133
Promotional materials & programs	398	1,295
Other expenses	1,528	165
Total	$4,452	$2,094

Selling and marketing expenses were $4.5 million for the nine months ended September 30, 2017, compared to $2.1 million for the nine months ended September 30, 2016, an increase of $2.4 million or 114%. The increase was primarily due to creation of a commercial function to support VTS-270, partially offset by the reduction in our RESCULA sales and marketing efforts in Japan.

Non-Operating Income and Expense

The following table summarizes our non-operating income and expense for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Interest income	$38	$67
Interest expense	(8,762)	(18,141)
Other (expense) income, net	(948)	5,216
Total	$(9,672)	$(12,858)

Interest expense was $8.8 million for the nine months ended September 30, 2017, compared to $18.1 million for the nine months ended September 30, 2016, an decrease of $9.3 million or 52%. This decrease resulted from interest rates on notes payable decreasing from 8.4% to 3.25% as a result of refinancing our debt in December 2016. The benefit from the lower interest rates was partially offset by a higher average principal balance.

Other (expense) income, net was $(0.9) million for the nine months ended September 30, 2017, compared to $5.2 million for the nine months ended September 30, 2016, a change of $6.1 million. The change was primarily attributable to the recognition of $9.3 million in other income from the forgiveness of the AMED deferred grant that was a non-recurring event in the three months ended September 30, 2016, partially offset by foreign currency exchange rate fluctuations.

Income Taxes

We recorded an income tax expense of $12.7 million and $4.3 million for the nine months ended September 30, 2017 and 2016, respectively. In 2017, the year to date earnings (prior to considering the expense recognized for acquired in-process research and development) exceeded the pre-tax earnings for the nine months ended September 30, 2016. This increase in earnings (before in-process research and development charge from Vtesse), along with no tax benefit available for the acquired in-process research and development from Vtesse, were the primary drivers of increase in tax expense.

The effective tax rate (ETR) for the nine months ended September 30, 2017 was (8.3%) compared to 57.4% in the same period of 2016. The ETR for the nine-month period was based on a projection of the full year rate. The decrease in the ETR was primarily due to the non-deductibility of the acquired in-process research and development expense.

Reportable Operating Segments

We have one operating segment which is the development and commercialization of pharmaceutical products.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Sources of Liquidity

We finance our operations principally from cash generated from revenues, cash and cash equivalents on hand, debt and, to a lesser extent, from cash generated from the issuance and sale of our class A common stock and through the exercise of employee stock options. Revenues generated from operations principally consist of a combination of royalty payments, product sales, development milestone payments and research and development expense reimbursements received from Takeda, Mylan and other parties.

Our cash, cash equivalents and restricted cash consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(In thousands)	2017	2016
Cash and cash equivalents	$75,041	$198,308
Restricted cash, current	-	213
Total	$75,041	$198,521

Our cash and cash equivalents are deposited in operating accounts and highly liquid investments with an original maturity at time of purchase of 90 days or less. Our restricted cash, which was released in July 2017, consisted of a certificate of deposit pledged to support an operating lease for our former office facility in Bethesda, Maryland.

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

On October 31, 2017, we, as borrower, entered into a credit agreement, (Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders, providing for (i) a three-year, $100 million revolving loan facility and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively, the Facility). The Facility includes a $50 million multicurrency subfacility, a $5 million letter of credit subfacility and a $5 million swing line loan subfacility. Loans under the Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.50% to 3.50% per annum, based upon the total net leverage ratio (as defined in the Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.50% to 2.50% per annum, based upon the total net leverage ratio. Any borrowings of the Facility through the end of 2018 will be fixed to an interest rate of LIBOR plus 300 basis points.

We can borrow under the Facility through October 31, 2020, at which time the Facility expires and all outstanding principal amounts will be due and payable. The Facility is secured by all tangible and intangible assets of the Company and certain of its subsidiaries, except for certain customary excluded assets, and 65% of the capital stock of certain foreign subsidiaries of ours. Any undrawn amount of the Facility will accrue a commitment fee of 0.50% through the end of 2018. The commitment fee for any undrawn amount of the Facility after 2018 may fluctuate based on the Company’s total net leverage ratio for the remainder of the term. The Facility requires us to comply with financial covenants, including a maximum senior secured net leverage ratio, minimum liquidity and minimum EBITDA covenants. There was no outstanding balance under the Facility as of the date of this report..

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended Sept 30,
(In thousands)	2017	2016
Cash provided by (used in):
Operating activities	$50,941	$30,748
Investing activities	(175,068)	(1,835)
Financing activities	926	(16,820)
Effect of exchange rates	(66)	8,088
Net (decrease) increase in cash and cash equivalents	$(123,267)	$20,181

Nine months ended September 30, 2017

Net cash provided by operating activities was $50.9 million for the nine months ended September 30, 2017. This was primarily due to net loss of $166.2 million plus adjustments to reconcile net income to net cash provided by operating activities consisting of acquired in-process research and development of $186.6 million, depreciation and amortization of $22.4 million and stock-based compensation expense of $8.1 million, as well as $0.6 million from changes in operating assets and liabilities, consisting primarily of a $13.4 million decrease in accounts receivable and product royalties receivable, a $2.8 million increase in accrued interest payable and a $3.3 million decrease in other assets and liabilities, net, offset by a $14.5 million increase in prepaid and income taxes receivable and payable, net, and a $4.5 million decrease in accounts payable.

Net cash used in investing activities was $175.1 million for the nine months ended September 30, 2017, consisting of $182.0 million of cash used to purchase in-process research and development from Vtesse, net of $12.3 million cash acquired, an investment in a convertible note receivable from CPP of $5.0 million and $0.4 million of purchases of property and equipment.

Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2017, consisting primarily of $0.6 million from the exercise of options and $0.2 million from purchases through the employee stock purchase plan.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for nine months ended September 30, 2017 was a decrease of $66,000.

Nine months ended September 30, 2016

Net cash provided by operating activities was $30.3 million for the nine months ended September 30, 2016. This was primarily due to net income of $3.2 million, adjustments to reconcile net income to net cash consisting of depreciation and amortization of $37.9 million, unrealized currency translation losses of $9.8 million, non-cash impairment of in-process research and development of $7.3 million, and stock-based compensation expense of $5.4 million, offset by a deferred tax provision decrease of $16.6 million and the Japan Agency for Medical Research & Development deferred grant forgiveness of $9.3 million. Additional cash provided by operating activities consisted of decreases in receivables of $5.5 million, and changes in other assets and liabilities, net of $0.8 million. Partially offsetting these items were an increase in inventory of $2.0 million, increases in prepaid and income taxes payable and receivable, net of $1.1 million, and decreases in payables of $10.7 million.

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

Net cash used in financing activities was $16.8 million for the nine months ended September 30, 2016. This was primarily due to repayments of notes payable (net of restricted cash) of $18.7 million, partially offset by $1.7 million received upon the exercise of options and $0.2 million from purchases through the employee stock purchase plan.

The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2016 was an increase of $8.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Funding Requirements and Capital Resources

We may need substantial amounts of capital to continue growing our business. We may require this capital, among other things, to fund:

•	our share of the on-going development program of AMITIZA;
•	research, development, manufacturing, regulatory and marketing efforts for VTS-270 and other potential product candidates;
•	the costs involved in obtaining and maintaining proprietary protection for our products, technology and know-how, including litigation costs and the results of such litigation;

•	activities to resolve our on-going and potential legal matters;
•	any option and milestone payments under general option and licensing ventures, including our exclusive option and collaboration agreement with CPP;
•	other business development activities, including partnerships, alliances and investments in or acquisitions of other businesses, products and technologies;
•	the expansion of our commercialization activities including the purchase of inventory; and
•	the payment of principal and interest under our Convertible Notes and amounts due under the Facility.

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

To the extent that our capital resources may be insufficient to meet our future capital requirements, we may need to finance our future cash needs through public offerings or private placements of our equity securities, further debt financings or corporate collaboration and licensing arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks during the three months ended September 30, 2017 have not materially changed from those discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 8, 2017.

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

Our exposure to credit risk also extends to strategic investments made as part of our ongoing business development activities, such as our $10.0 million investment in CPP.

As of September 30, 2017 and December 31, 2016, 1.5% and less than 1.0%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2017. In designing and evaluating such controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation we carried out, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified under the applicable rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 28, 2015, in connection with our acquisition of R-Tech, three non-tendering stockholders of R-Tech submitted complaints to the Tokyo District Court alleging that the purchase price of R-Tech’s shares was unfair, and demanding an appraisal of the fair value of the shares. The number of shares subject to these proceedings is minimal. On November 11, 2016, the Court (i) dismissed the petitions with respect to all shares purchased by the complainants after the public notice of the acquisition and (ii) with respect to shares purchase prior to such public notice, determined that the tender offer price was fair. One of the petitioners appealed this ruling; however, the appellate proceeding was dismissed on February 15, 2017. The petitioner appealed to the Supreme Court of Japan; this final appeal was dismissed on September 13, 2017.

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

On August 14, 2017, we received a Notice Letter regarding an ANDA submitted to the FDA by Teva Pharmaceuticals USA, Inc. (“Teva”) requesting approval to market, sell and use a generic version of the 8 mcg and 24 mcg AMITIZA® (lubiprostone) soft gelatin capsule products. In its Notice Letter, Teva alleges that certain patents covering compositions, formulations and methods of using AMITIZA, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of the product described in its ANDA. On September 25, 2017, we, Takeda, and certain affiliates of Takeda filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Teva and Teva Pharmaceutical Industries Ltd. related to the ANDA filed by Teva. The lawsuit claims infringement of nine patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book), with the latest expiring in 2027. Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, as a result of the patent infringement lawsuit, final FDA approval of Teva’s ANDA will be stayed up to 30 months from the date of receipt of the notice letter. This litigation remains ongoing as of the date of this report.

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

Item 5. Other Information.

On October 31, 2017, the Company, as borrower, entered into a credit agreement, (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Lenders”), providing for (i) a three-year, $100 million revolving loan facility (the “Revolving Credit Facility”) and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively, the “Senior Secured Credit Facility”). The Revolving Credit Facility includes a $50 million multicurrency subfacility, a $5 million letter of credit subfacility and a $5 million swing line loan subfacility.

Loans under the Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 2.50% to 3.50% per annum, based upon the total net leverage ratio (as defined in the Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 1.50% to 2.50% per annum, based upon the total net leverage ratio (as defined in the Credit Agreement).

The obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a Lender (or an affiliate of a Lender) thereunder are and will be guaranteed by the Company and each of the Company’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than certain immaterial domestic subsidiaries, certain domestic subsidiaries that hold no assets other than equity interests of foreign subsidiaries (“Domestic Foreign Holding Companies”) and certain domestic subsidiaries whose equity interests are owned directly or indirectly by certain foreign subsidiaries ) (collectively, the “Loan Parties”). The obligations under the Credit Agreement and any such swap and banking services obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Loan Parties, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Loan Parties thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company and Domestic Foreign Holding Companies, to 65% of the capital stock of such subsidiaries). The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, the Company is required to comply with a maximum senior secured net leverage ratio, minimum liquidity and minimum EBITDA covenants.

Events of default under the Credit Agreement include: (i) the failure by the Company to timely make payments due under the Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of the Company or its subsidiaries; (v) insolvency or bankruptcy-related events with respect to the Company or any of its material subsidiaries; (vi) certain undischarged judgments against the Company or any of its subsidiaries; (vii) certain ERISA-related events reasonably expected to have a material adverse effect on the Company and its subsidiaries taken as a whole; (viii) any collateral document failing to create a valid and perfected first priority security interest except as permitted by the terms of the Credit Agreement and the other loan documents; (ix) any material provision of any loan document ceasing to be, or being asserted by any Loan Party not to be, in full force and effect; and (x) the occurrence of a change of control. If one or more events of default (other than an insolvency or bankruptcy default with respect to the Company) occurs and continues beyond any applicable cure period, the administrative agent may, with the consent of the Lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such Lenders, terminate the commitments of the Lenders to make further loans and declare all of the obligations of the Loan Parties under the Credit Agreement to be immediately due and payable. If an insolvency or bankruptcy default occurs with respect to the Company and continues beyond any applicable cure period, the commitments will be terminated and the obligations of the Loan Parties under the Credit Agreement will be immediately due and payable, without presentment, demand, protest or other notice.

The representations, warranties and covenants contained in the Credit Agreement were made only for purposes of the Credit Agreement, are solely for the benefit of the parties (except as specifically set forth therein), may be made for the purpose of allocating contractual risk between the parties instead of establishing matters as facts, and may be subject to standards of materiality and knowledge applicable to the contracting parties that differ from those applicable to the investors generally. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company.

The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Credit Agreement, a copy of which will be filed with the Registrant’s Annual Report on Form 10-K for the year ending December 31, 2017.

Item 6. Exhibits

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008
3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008
3.3	Amended and Restated Bylaws	8-K	001-33609	3.1	8/2/2013
4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007
10.1	Second Amendment to Office Lease Agreement, dated as of September 5, 2017, by and between the Registrant and Four Irvington Centre Associates, LLC.	Included herewith
12.1	Ratio of earnings to fixed charges	Included herewith
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101.[INS]	XBRL Instance Document	Included herewith
101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith
101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith
101.[DEF]	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith
101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith
101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

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

Sucampo Pharmaceuticals, Inc.
November 1, 2017	By:	/s/ PETER GREENLEAF
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)

November 1, 2017	By:	/s/ PETER PFREUNDSCHUH
Peter Pfreundschuh
Chief Financial Officer
(Principal Financial Officer)

Sucampo Pharmaceuticals, Inc.

Exhibit Index

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	8-K	001-33609	3.1	12/29/2008
3.2	Certificate of Amendment	8-K	001-33609	3.2	12/29/2008
3.3	Amended and Restated Bylaws	8-K	001-33609	3.1	8/2/2013
4.1	Specimen Stock Certificate evidencing the shares of class A common stock	S-1/A	333-135133	4.1	2/1/2007
10.1	Second Amendment to Office Lease Agreement, dated as of September 5, 2017, by and between the Registrant and Four Irvington Centre Associates, LLC.	Included herewith
12.1	Ratio of earnings to fixed charges	Included herewith
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
101.[INS]	XBRL Instance Document	Included herewith
101.[SCH]	XBRL Taxonomy Extension Schema Document	Included herewith
101.[CAL]	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith
101.[DEF]	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith
101.[LAB]	XBRL Taxonomy Extension Label Linkbase Document	Included herewith
101.[PRE]	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith

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

